Form 10QSB
period 2006-06-30
Irish Mag, Inc.
filed 2006-08-08
CIK 1350684

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2006	Commission File No. 333-132119

IRISH MAG, INC.
(Exact name of Small Business Issuer in its charter)
Florida	59-1944687
( State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Table of Contents

  646 First Avenue South
    ASSETS
  TOTAL LIABILITIES & STOCKHOLDER'S EQUITY
  See accompanying notes and accountant’s report.
  Notes to Financial Statements
  June 30, 2006
    NOTE A – ORGANIZATION AND NATURE OF BUSINESS
      NOTE B – SIGNIFICANT ACCOUNTING POLICIES
      Cash and Cash Equivalents
      Fixed Assets
      Use of Estimates
      Revenue Recognition
      NOTE C – NOTE PAYABLE – AMSOUTH BANK
  IRSH MAG, INC.
  Notes to Financial Statements
  June 30, 2006
      NOTE D – EARNINGS PER COMMON SHARE
      NOTE E – TREASURY STOCK
      NOTE F – FORWARD STOCK SPLIT

646 First Avenue South

St. Petersburg, Florida 33701
(Address of principal executive offices)
(866) 821-9004
(Issuer's Telephone Number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [   ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
As of June 30, 2006, the registrant had 1,350,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Accountant's Review Report	1
. Balance Sheet (Unaudited) June 30, 2003	2
. Statement of Operations (Unaudited) For the Six Months Ended June 30, 2006	3
. Statement of Cash Flows (Unaudited) For the Six Months Ended June 30, 2006	4
. Statement of Changes in Stockholder's Equity (Unaudited) For the Six Months Ended June 30, 2006	5
. Notes to Financial Statements (Unaudited) June 30, 2006	6
Item 2. Management's Discussion and Analysis or Plan of Operation	7
. Plan of Operation	7
. Management's Discussion and Analysis	10
. Liquidity & Capital Resources	11
. Off-balance Sheet Arrangements	12
Item 3. Controls and Procedures	12
PART II - OTHER INFORMATION	12
Item 1. Legal Proceedings	12
Item 2. Changes in Securities	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	13

References in this document to "us," "we," "the Corporation," or "the Company" refer to Irish Mag, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Accountant's Review Report

To the Board of Directors and Stockholders of
Irish Mag, Inc.

We have reviewed the accompanying balance sheet of Irish Mag, Inc. as of June 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the three months ended June 30, 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists primarily of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America

/s/ RANDALL N. DRAKE, C.P.A.
RANDALL N. DRAKE, C.P.A.
August 3, 2006
Telephone: 727-536-4863
Fax: 727-536-4863

IRISH MAG, INC.

Balance Sheet

June 30, 2006

ASSETS
Current Assets
Cash & cash equivalents	$7,032.60
Total Current Assets	7,032.60
Fixed Assets
Vehicles	39,121.81
Accumulated Depreciation	(21,734.34)
17,387.47
Other Assets
Deferred Tax asset	1,442.37
1,442.37
TOTAL ASSETS	25,862.44
LIABILITIES & STOCKHOLDER'S EQUITY
Liabilities
Current Liabilities
Accounts Payable	500.00
Note Payable - Current - NOTE C	3,798.33
4,298.33

Long Term Liabilities
Note Payable - AmSouth Bank (less
current portion above) - NOTE C	4,769.80
4,769.80
Total Liabilities	9,068.13
Stockholder's Equity
Common Stock, $.01 par value, 1,500,000 shares authorized,
1,350,000 shares issued & outstanding -NOTE G	900.00
Paid in Capital	64,510.00
Retained Earnings	(48,615.69)
Total Stockholder's Equity	16,794.31
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$25,862.44
See accompanying notes and accountant’s report.

IRISH MAG, INC.

Statement of Operations

For the Six Month Period Ended June 30, 2006 and June 30, 2005

	June 30, 2006	June 30, 2005	Change
Revenue	$20,650.00	$42,066.67	($21,416.67)
Operating Expenses
Advertising	0.00	1,417.00	(1,417.00)
Audit & Accounting Fees	1,525.00	0.00	1,525.00
Auto Expense	2,748.42	1,291.38	1,457.04
Bank Service Charges	0.00	68.45	(68.45)
Dues and Subscriptions	0.00	366.33	(366.33)
Legal Fees	20,000.00	168.75	19,831.25
Insurance - General	5,746.80	2,506.52	3,240.28
Office Expenses	1,704.55	6,342.49	(4,637.94)
Postage	25.20	0.00	25.20
Professional Fees	2,437.00	0.00	2,437.00
Rent	0.00	2,715.66	(2,715.66)
Repairs & Maintenance	124.26	644.11	(519.85)
Telephone	339.99	336.38	3.61
Meals & Entertainment	830.59	312.33	518.26
Taxes - Other	150.00	150.00	0.00
Interest Expense	338.90	637.25	(298.35)
Depreciation	2,608.12	2,608.12	0.00
	38,578.83	19,564.77	19,014.06
Net Income Before Income Taxes	($17,928.83)	$22,501.90	($40,430.73)

Provision for Income Taxes
Current Year Provision	0.00	0.00	0.00
Deferred Tax Decrease	0.00	0.00	0.00
Provision for Income Taxes	0.00	0.00	0.00

Net Income	($17,928.83)	$22,501.90	($40,430.73)

Earnings (loss) per common share:
Net income (loss) per share - NOTE E	($0.02)	$0.02	($0.04)

See accompanying notes and accountant’s report

IRISH MAG, INC.

Statement of Changes in Stockholder’s Equity

For the Six Month Period Ended June 30, 2006

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	825,000	$550.00	$64,510.00	($30,686.86)	$34,373.14

Net Income (Loss)				(17,928.83)	(17,928.83)

Capital Stock Issued	525,000	350.00			$350.00

Balances at June 30, 2006	1,350,000	$900.00	$64,510.00	($48,615.69)	$16,794.31

See accompanying notes and accountant’s report.

IRISH MAG, INC.

Statement of Cash Flows

For the Six Month Period Ended June 30, 2006

OPERATING ACTIVITIES
Net Income	($17,928.83)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	2,608.12
Net (Increase) Decrease in:
Deferred Tax Asset	0.00
Net Increase (Decrease) in:
Accounts Payable	(2,056.37)
Net cash provided by Operating Activities	(17,377.08)
FINANCING ACTIVITIES
Payments to shareholder	(5,360.12)
Capital Stock Issued	350.00
Payments on AmSouth Bank note	(5,579.14)
Net cash used by Financing Activities	(10,589.26)
Net increase (decrease) in cash & cash equivalents	(27,966.34)
Cash & cash equivalents at beginning of period	34,998.94
Cash & cash equivalents at end of period	$7,032.60

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$338.90
Income Tax	$0.00

See accompanying notes and accountant’s report.

IRISH MAG, INC.

Notes to Financial Statements

June 30, 2006

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated September 17, 1979 in the State of Florida.  The Company is in the business of providing consulting services in the commercial printing industry.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost. Depreciation on the vehicle is computed using the straight-line method over the estimated useful live of the asset, which is three years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through a variety of consulting services.  The Company provides these services and bills for them on a regular basis.  The Company recognizes its revenue when its services are completed and its customers are billed.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. The company has loss carryforwards of $20,048.00 which can be carried forward twenty years to offset future taxable income. These losses will expire during the taxable year ending December 31, 2021.

NOTE C – NOTE PAYABLE – AMSOUTH BANK

The Note Payable to Amsouth Bank, dated February 25, 2004 in the original amount of $25,088.20, is payable over five (5) years with a fixed interest rate of 6.01%.  The note is secured by a corporate vehicle.

Scheduled principal maturities of the mortgage over the next five years are as follows:

Year ending December 31,

2006………………………………………………………….$3,798.33

2007………………………………………………………….$4,524.72

2008………………………………………………………….$   245.08

2009………………………………………………………….$       0.00

2010………………………………………………………….$       0.00

IRSH MAG, INC.

Notes to Financial Statements

June 30, 2006

NOTE D – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($0.02) were calculated based on a net income numerator of ($17,928.83) divided by a denominator of 1,087,500 weighted average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common shares during 2006:

             January 1, 2006           825,000 common shares outstanding

             February 15, 2006    1,350,000 common shares outstanding

NOTE E – TREASURY STOCK

On January 3, 2005 the Company’s Board voted to cancel the stock held in treasury and return the shares to authorized but unissued.

NOTE F – FORWARD STOCK SPLIT

On February 15, 2006 the Company’s Board received 35 executed stock subscription agreements for the purchase of stock in the corporation at $10.00 per share.  After the sale of stock there were 90 shares total issued and outstanding.  The Board filed amended and restated articles changing the par value to $0.01 per share resulting in 1000 shares of stock for each share previously owned.  This increased the shares issued and outstanding to 90,000 shares total.  The Company further ratified and authorized a 15:1 forward stock split that will result in 1,350,000 issued and outstanding shares. All references in these financial statements to amounts per share and number of shares outstanding have been restated to give effect to this stock split.

Item 1A.  Risk Factors.

Our prior disclosure in our registration statement included a primary offering of 1,000,000 shares at $1.00 per share.  After we received effectiveness on our registration statement, the Board of Directors determined that it would be in the best interests of the company to close our primary offering and raise our capital by a private placement.  This decision was made after thorough discussion with the company accountants and was considered to be in the best interests of the company.  We will file a Form D with the Securities and Exchange Commission when the decision to raise our capital using a private placement memorandum has been made.  Our memorandum will be registered in those states that require such registration where we intend to sell shares in our company.

Our stock is not currently listed on any exchange and any purchasers of our stock are at risk to lose all or part of their investment as there is no public market for our shares.

Item 2. Management's Discussion and Analysis.

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business

Presently our President, John Maguire, provides the necessary services to our clients. He has been developing his skills since inception (over twenty-eight years) to provide leadership for employees that will be hired when we have the necessary capital.

We intend to establish a sales force by January 2007. We then plan to maximize our services in Florida in the third quarter of 2007. We believe it is critical to have a presence in the major Florida cities so that we can work effectively with local individuals as well as the commercial market segment. We have based the following projections of revenue for each sales rep on the demographics, both retail and commercial in each area. Using the market penetration of our company as the model we extrapolated what we believe are realistic goals for revenue. The following table shows our anticipated sales rep force and their anticipated location for the immediate twelve months after their hiring.

Table 1.0 Anticipated Sales Force

Date of Hire	Area
January 2007	Miami/Ft. Lauderdale
January 2007	Tampa Bay
January 2007	Orlando
January 2007	Jacksonville
January 2007	Pensacola

We anticipate that the funds from this offering, assuming that we sell all the offered shares, will provide us sufficient capital for the next twelve months. We plan to raise additional funds either through subsequent offerings of our shares or through other financing arrangements, such as borrowings. There is no guarantee that we will be able to raise funds in addition to the funds we raise in this offering, if any. If we are not able to raise additional funds, we will likely not be able to expand our operations.

We will compete with traditional "brick and mortar" providers of offset printing services. Once our website is operational, however, we will also compete with other Internet-based companies and businesses that have developed or are in the process of developing competing websites. Our website will be developed by a local web design firm and designed to target the personal as well as business markets. We intend to have a user-friendly website which provides prospective clients with a complete listing of our available services. We plan to design our website to allow current and potential clients to ask our “sales reps” introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client. The increase in business commerce utilizing the Internet has increased dramatically over the last three years. For the printing industry the Internet has brought potential customers from 3,000 miles to doing business with a local business. Capitalizing on this presence requires a website that is not only professional but is functional as well. We have located a local company to assist us in both the design and hosting of our site. For a flat fee they will maintain our site and make any changes necessary when needed. We have allocated $7,000 towards our Internet needs in the event we raise $250,000. Should we sell our entire offering of $1,000,000.00 we will allocate $50,000.00 towards our Internet presence. This will allow us to place our company towards the top of search engine results. The major search engines charge a fee for each hit from an individual/business searching under the terms we will list under.  The earlier a company desires to have their web page shown in the results determines the amount paid by the company for each search hit.  This cost per hit can range from under $1.00 to as much as $7.00 per search hit.  To generate more possible business we will select as many "key" words that a potential customer would use to search by.  While we do not have a specific list developed as of April 30, 2006, we have a pending list that includes over twenty (20) search terms.

In addition to the specific cost of search hits, we will seek to do "banner" advertising.  Banner advertising is a method whereby a banner will appear on a different website advertising the services of our company.  An individual/business would be able to click on the banner and be directed to our website.  The cost of banner advertising is dependent on the size of the banner, the site it is located on and the placement on the page.  We have allotted the cost of our website advertising and registry under "Working Capital" Marketing Expenses.  Due to the variable nature of these costs, management believes it needs the flexibility to allocate funds for our Internet presence based on the circumstances at the time we begin funding and expanding.

For those potential clients who have needs that we cannot fulfill, we are building a referral network to further entrench us in the business community in Tampa Bay. Since we have developed our business in a specific niche, we do not have the desire to compete for work such as business cards, letterhead and smaller types of work. We believe it is far more useful to refer this work to another company from whom we can gain additional business in the area that we specialize in. We will then subcontract to the appropriate printer any referral work we are given. We do not expect to have this website operational until we secure additional capital. We anticipate that we will use a portion of the proceeds from this offering to develop our website. However, as of the date of this prospectus, our website has not moved beyond the mere discussion phase as we currently lack the necessary funds to begin development of our website. We do believe that it can be fully operational within thirty days after securing funds. We will hire an employee who will coordinate the design and maintenance of our website and provide continual updates to our contracted company with the most current information for our potential clients. Assuming our proposed website becomes operational, we expect to next focus on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration.  We believe that the Company will use between $5,000 and $20,000 to have a fully operational website.

As a company we will need to equip our sales and marketing reps with telephones, laptop computers, software designed for quoting printing jobs and personal communication devices. The necessity of close contact with each rep is a must. Orders must be uploaded to our headquarters when received so they can be processed expeditiously for customer satisfaction. While the cost of computer equipment has decreased for basic equipment, the needs of our reps will exceed this basic need. They will require peripheral devices and software that will make each setup complete. We have allocated $30,000.00 towards these purchases in the event we raise $250,000.00 from our offering. In the event we sell our full offering we have allotted $400,000.00 towards equipment purchases. This will include not only equipment for each rep but also equipment for our headquarters. We will purchase one (1) new four-color web press, Harris & Ashton, for approximately $200,000.00. This will give us the capability to provide rush services to our top real estate developers.

(i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to raise capital to continue to implement our new business strategy. While we have the necessary cash and revenue to satisfy our cash requirements for the next twelve months, this would not include any of our plans for expansion. In the event we sell shares in our offering representing between 25%-75% of our intended goal, we will be able to implement our expansion in accordance with those same percentages. We anticipate that we will use the funds raised in this offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital. Our failure to market and promote our services will harm our business and future financial performance. If we are unable to expand our operations within the next twelve months, we will likely fail to increase our revenues. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, none of our officers or directors has specifically agreed to pay our expenses should we need such assistance.

During the last twelve months we have increased our revenue, decreased our expenses on a percentage of revenue basis and increased our net income significantly during our changes. Our cash available at the end of the year December 31, 2005 increased dramatically from December 31, 2004 for a small business changing its business strategy.  Our percentage of expenses to revenue ratio in the year 2005 was approximately fifty percent (50%).  In the year 2004 this ration was approximately eighty-five percent (85%).  We attribute this change more to our significant increase in revenues versus a significant change in our expenses.

The implementation of our business strategy is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately. We anticipate 30 days to be in a stage of full operational activity to gain additional clients. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our cash flows, revenue and profits are sufficient to sustain our current operations. The goal of our offering is to raise capital to allow for expansion. This expansion will require additional capital and it is our intention to dedicate the funds raised to the execution of the planned expansion.

(ii) Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the development of our proposed website and looking into a possible new industry to target for offering our services. However, we do plan to market ourselves aggressively.

(a) Marketing Plan

Our current marketing plan involves positioning ourselves as a printing company specifically targeting commercial real estate developers. We will offer printing services to customers other than developers on a limited basis.  Unless we receive a specific request for printing services from the general public or a business other than a developer, we will not be targeting those market segments. The extensive advertising needed to produce a major increase in potential business will not be done during the next twelve months. We will use a softer approach and target advertising to grow the business in a controlled way. This will allow us to determine human resource needs and ensure we do not overstaff too early thereby avoiding high labor and benefits costs.

We will utilize a direct marketing person to contact companies to solicit business. Mr. Maguire’s personal contacts within the printing industry, we believe, will assist our marketing person in gaining entry to decision makers.

Our target markets and marketing strategy will be fully developed. We will primarily market our services to commercial real estate developers. Our marketing initiatives will include:

(a) utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

(b) links to industry focused websites;

(c) affiliated marketing and direct mail

(d) presence at industry trade shows; and

(e) promoting our services and attracting businesses through our proposed website.

We believe that our experience from operating a brick and mortar facility for twenty-six years will serve us well with our marketing initiative. As a company we have learned the value of a good presence at trade shows and conventions for the printing industry. We have allotted between $8,900.00-$110,900.00 of our working capital should we raise between $250,000.00 to $1,000,000.00 in our offering. The amounts vary greatly depending on how many reps we can send to trade shows and conventions. By having more of our reps at trade shows we can build relationships quicker and gain market share at the same time. While there are two major shows, there are many regional events for reps to attend to solicit clients.

As a direct result of Mr. Maguires’ lengthy career, he has developed many contacts with real estate developers. We will develop a high quality brochure to send when we utilize a direct market campaign. We have tentatively set the third quarter of 2007 as a target date for a direct mail campaign. By waiting until the third quarter, our sales reps will have sufficient time to develop their skills as well as the company streamlining its subcontracting operations.

(b) Sales Strategies

- Power Point Presentation. We plan to create a flexible Power Point presentation that our marketing department will use to deliver a professional sales presentation specifically tailored to the needs of our target markets. The presentation will have a core section that is generic to all customer segments as well as specific customer segment modules allowing modification of the presentation for the appropriate audience. Additionally, this Power Point presentation will be the basis for brochures and print advertising layout to ensure we have a consistent look through out all our marketing communications.

- Capability Brochures. We expect to create a capability brochure featuring our family of services and products. This will be a high quality brochure with extensive detail.

- Public Relations and Advertising. We plan to implement a campaign to obtain media coverage by publishing persuasive news articles and feature stories that increase the awareness of the business services and further the acceptance of our products, services and technologies as the solution to targeted customer segments.

(c) Other Markets

During our twenty-eight years of operations we have fully developed our target market. From inception as Mark Thomas Publishing, Inc. we have provided full service printing to include full color as well as thermography (raised letter) printing.  During our operations Mr. Maguire began to target new home builders/developers for their printing needs.  This was due to the fact that these clients typically did high quality material as well as long run production.  These two factors contributed to our success both in terms of longevity and profitability. Our new sales representatives will be responsible for more fully developing their geographic markets as well as any potentially new markets.

(iii) Any expected purchase or sale of plant and significant equipment?

We do anticipate the purchase of equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. We will purchase one (1) new four-color web press, Harris &

Ashton, for approximately $200,000.00. When we expand our customer base, we will need to hire additional employees or independent contractors. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring eight to nine additional employees over the next 12 months.

(iv) Employees

As of June 31, 2004 we had one full time employee, John Maguire. As our founder and President, Mr. Maguire currently provides his time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues or raise money from our offering. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in the Tampa Bay area of Florida, and into nearby regions. We anticipate achieving growth by hiring additional staff, installing computers, and launching a professionally designed website to attract new clients.

Results of Operations

General

During the year ended December 31, 2005, our assets consisted of our cash and equipment and our revenues were generated from services sold to businesses at large. The following table shows our revenues, expenditures and net income for the years from 2004-2005.

Table 2.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME
2005	$93,966.67	$47,700.93	$46,265.74
2004	$29,955.53	$24,688.21	$5,267.32

Although we are seeking to expand services to areas outside of the Tampa Bay area market, the uncertain economy could have a material adverse effect on such plans. While we have seen improvement in the Tampa Bay business economy, we cannot be assured that continued recovery will occur.

Results of Operations For the Period Ended June 30, 2006

For the period ended June 30, 2006 our revenues of $20,650.00 were a decrease of $21,416.67 from the same period in 2005.  We attribute this decrease to our President devoting more time to our registration statement and the continued development of our business plan.  Expenses during the period ended June 30, 2006 compared to June 30, 2005 reflect an increase of approximately $19,014.00.  This change can be directly related to the legal and accounting expenses associated with the filing of our registration statement.  We anticipate that once our registration is complete and Mr. Maguire is able to concentrate more on business development our revenues will increase and we will not have as much in legal and accounting expenditures.  Since we have paid the costs of this registration statement as they came due, our expenses should stabilize and we believe they will track closely our expenses from the fiscal year ended December 31, 2005.  Our cash flow showed a decrease in cash and cash equivalents of $27,966.34.  This decrease relates directly to expenditures for legal and accounting for our registration statement.  The Company believes that our cash and cash equivalents will remain stable and we will increase our cash and cash equivalents as we raise funds from the offering and we begin to develop more business.

Results of Operations For the Period Ended December 31, 2005

During the year ended December 31, 2005, we had revenues of approximately $93,966.67. We generated $59,254.59 of cash flow from our operating activities. We had $46,265.74 of net income, which included $10,432.48 of noncash depreciation expense. When the noncash depreciation expense of $10,432.48 is added back to the net income of $46,265.74, along with the increase in payables of $2,556.37, the result is the $59,254.59 total cash flows generated from operating activities.

We did not have any cash flows from investing activities for the year ended December 31, 2005, but we did have our financing activities utilize $33,347.52 of cash flows. These resources were utilized to repay shareholder loans of $25,750.00 and pay down $7,647.52 of principal on the AmSouth Bank Note. A cash flow of $50.00 was provided by the issuance of five (5) shares of the company’s common stock.

The result of the above activities was a total increase in cash and cash equivalents of $25,907.07 for the year ended December 31, 2005. When this increase was added to the company’s cash and cash equivalents of $9,091.87 at the beginning of the year, the result was a total of $34,998.94 of cash and equivalents as of the company’s December 31, 2005 year-end. We do not foresee any circumstances or events that will have an adverse impact on our operations. We do anticipate an increase in our business based on our current method of operation and the activities of our officers and directors. We saw an increase of almost 400% in revenues from the fiscal year 2004 due to our change in operations. While we believe we cannot sustain such growth, we do believe it is a good indicator that the experience of management and the change in the method of operations indicates that our adjustments have been made according to sound business principles and with strong financial controls. Thus, we expect to satisfy our current cash requirements indefinitely. However, we will need additional cash to implement the expansion strategy contained in our plan to change our method of operations, which includes expanding the business development/consulting services both statewide and then nationwide.

Management believes that its success in gaining market share will depend greatly on our ability to get quality employees that can be trained to learn how to quote subcontracted printing jobs correctly. When a printing job is quoted incorrectly, especially to low, it cost the company revenue and profits.

We have seen a slowdown in the housing market, specifically in the sales of new homes. This will slow the development of new home communities and can have a direct impact on one of our largest target market segments. Because of this downturn, we believe the Company must insure the retention of new customers. It is our belief that by setting sales benchmarks for each sales representative, gross sales, to be reviewed by the Board of Directors quarterly for corrective action we can track not only our advertising dollars but our customer retention factor.  Each sales representative will be responsible for producing 25% of the gross sales target set for his/her specific market.  Our financial stability will allow us to maintain a good marketing program to penetrate further into our target market as well as potential new markets that utilize high-end four-color promotional materials.

We cannot attribute our increase in revenues to a single factor.  The increase was due mainly to the efforts of Mr. Maguire further developing business based on the housing market in the year 2005.  When the sales of new homes are high, our business for high-end promotional materials is good.  Due to the good new home sales market in 2005 our increase in revenues was due to more consulting services being provided by Mr. Maguire to commercial real estate developers.  When compared to the year 2004 our expenses increased approximately 100% while revenues increased almost 400%.  We attribute this disproportionate ratio of expenses to revenue to the fact that more of our revenue was from consulting services that generate fewer expenses.  When we supply printing products we use more materials, labor and shipping that add to our costs.

Results of Operations Ended December 31, 2004

During the year ending December 31, 2004, we had revenues of approximately $29,955.00, and our costs associated with generating revenues were approximately $24,688.21, resulting in net income of $5,267.32. Furthermore, during the year ended December 31, 2004, we generated $13,961.06 of cash flow from operating activities. We had a $5,267.32 net income including the recognition of noncash depreciation expense. During the year ended December 31, 2004 we utilized $39,121.81 of cash acquiring fixed assets. Our financing activities consisted of increased funding of $6,500.00 from shareholders and $25,088.20 from bank financing. $3,293.41 of cash was utilized in making payments on the AmSouth bank note. The net result was a net increase of $28,294.79 in cash due to financing activities.

The result of the above operating and investing activities was net cash flow of $3,144.04 for the year ended December 31, 2004, which when added to $5,947.83 of cash and cash equivalents at the beginning of the year, resulted in $9091.87 of cash and cash equivalents at the end of the year.

The low revenue base in 2004 management attributes to Mr. Maguire spending more of his time developing a plan for expansion of business based on subcontracting than actual time spent on current sales. We believe this was a necessary element for us as a company. Without his efforts in laying the groundwork for the expansion plans, we would have had to potentially utilize the services of an outside consulting company to assist us. Management believed that Mr. Maguire could do a better job as well as save the company money while preparing the new operational plan.

Liquidity & Capital Resources

Since January 1, 2003 the company has concentrated its efforts in providing subcontracted printing services in a niche market in Florida to support the marketing and sales of printing services utilizing subcontracting as the cornerstone of its business strategy. The printing market trend has shown a steady increase in both the number of large printers and the rate at which small printers are disappearing. Management believes it can capitalize on both these trends by utilizing a controlled growth and sound financial plan to locate and keep clients. As we begin acquisition of clients our liquidity increases in two ways. We will begin a revenue stream from printing orders as well as from our offering of ancillary printing products. Our ancillary printing products are lines of paper, inks, and binding/laminating services.  In the event a downturn in the market occurs, the company plans to tighten its plan on the acquisition of new clients to avoid overextending the internal resources of the company as well as straining the external resources through our banking contacts.

Our internal liquidity is provided by our operations. In the event the company needs additional funds prior to our selling our primary offering, our President John Maguire will provide any necessary capital. In the event a building is located and can be leased at a price under market value and the building can be remodeled to accommodate the company, the company will consider leasing prior to obtaining funds through our primary offering.

While the capital resources of the company are limited from a cash perspective, the credit of the officers and directors for guaranteeing any loan necessary is extremely strong. The company has not established any lines of credit with any banks. In the event a supplier or lender requires additional credit to obtain equipment or other business supplies, our officers and directors are willing to extend their credit to accomplish the purchase.

We do have one (1) note outstanding and secured by a company vehicle.  The Note Payable to Amsouth Bank, dated February 25, 2004 in the original amount of $25,088.20, is payable over five (5) years with a fixed interest rate of 6.01%.

Scheduled principal maturities of the mortgage over the next five years are as follows:

Table 3.0 Maturity Dates and Principal

Year ending December 31,
2006	$5,113.00
2007	$5,434.41
2008	$3,599.86
2009	$ 0.00
2010	$ 0.00

We have a net operating loss carryforward that will expire on December 31, 2021.  The following shows a breakdown of this carryforward since December 31, 2003.

Table 4.0 Net Operating Loss Carryforward

2003

nol carryforward	49,395.00

Income Tax @ 15%	7,409.25	Used 15% to reflect tax bracket

12/31/2003	DR	CR
Deferred Tax Asset	7,409.25
Retained Earnings		7409.25

	2004
	Book	Tax	Temp Diff
Net Income	5,267.32	(16,919.00)	(22,186.32)
Income Tax @ 15%	790.10		(3,327.95)

Deferred Tax @1/1/04	7,409.25
Deferred Tax 12/31/04	3,327.95
Utilized 12/31/04	(790.10)
Deferred Tax Asset @ 12/31/04	9,947.10

12/31/2004	DR	CR
Deferred Tax Asset	2,537.85
Current Year Provision	790.10
Deferred Tax Current Year		3,327.95

	2005
	Book	Tax	Temp Diff
Net Income	46,265.74	56,698.22	10,432.48
Income Tax @ 15%	6,939.86		1,564.87

Deferred Tax @1/1/05	9,947.10
Deferred Tax 12/31/05	(1,564.87)
Utilized 12/31/05	(6,939.86)
Deferred Tax Asset @ 12/31/05	1,442.37

12/31/2005	DR	CR
Deferred Tax Asset		8504.73
Current Year Provision	6,939.86
Deferred Tax Current Year	1,564.87

For further discussion on this net loss carryforward see Note B in our year ending December 31, 2005 financial statements in our June 22, 2006 Prospectus available on the SEC’s EDGAR Database.

During the third quarter of the Company's 2004 year, Management and the Board of Directors decided to implement actions previously discussed in order to further facilitate the Company’s growth and expansion. Pursuant to the Company’s Board of Directors authorization of the sale of shares of the Company’s stock at $10.00 per share to a maximum of sixty (60) family and close friends of the Company’s officers and directors in order to gain additional funding and involvement for the Company’s expansion, the Company continued to seek to bring in friends and family as additional shareholders/investors in the Company in order to assist in funding the Company’s endeavors. As of February 15, 2006, the Company had sold additional shares of its common stock pursuant to this authorization. On February 16, 2006 the Company completed a forward stock split of 15:1 for all shareholders of record as of February 15, 2006. During the third quarter of 2005, the Company’s management and Board discussed and decided that, while the expansion of its business into additional lines provided the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of providing commercial printing services to upscale builders and real estate developers. Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering the Company’s shares of common stock for sale to the general public in order to raise funds to pursue its business plan more effectively and efficiently. The Board and management additionally decided to target an offering of $1,000,000.00 to provide sufficient cash resources for the acquisition of office space, employees and equipment necessary to expand operations and provide sufficient working capital to fund operations and marketing.

In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into related supporting additional services and revenue streams (ancillary printing products) have strengthened and diversified the Company. Management and the Board also believe the decision to file an SB-2 Registration Statement with SEC will provide the Company with the additional funding needed to expedite its commitment to acquiring market share in order to become a leader in the Florida commercial printing market. The Company believes it has methodically built the intellectual capital/knowledge base and a unique, well-rounded supporting infrastructure (i.e., providing the additional ancillary supporting products) that, once adequately capitalized, will become a competitive and unique force in the existing and growing Florida commercial printing market. It is our belief that our cash flow is sufficient to sustain our current level of operations. While operations could be sustained for a long time (over twelve months), there would be minimal to be distributed for the efforts of the officers and directors. To begin expansion, funds will need to be brought into the company to permit us to move forward with our expansion. Without these funds, management believes it cannot sustain expanding operations.

Although no assurances can be made, we believe that our expenses will increase proportionately to revenues during the fiscal year ending December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Irish Mag, Inc. is a small business issuer as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities and Exchange Act of 1934 and therefore we have no disclosure required under this item.

Item 4. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated Irish Mag, Inc.'s disclosure controls and procedures as of June 30, 2006, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to June 30, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

No securities were sold during the period covered by this report that were not registered under the Securities Act.

(b)

The Company has not sold any securities and thus, has no use of proceeds to report.

(c)

The Company has not repurchased any securities.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period of this report.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. None
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Irish Mag, Inc.
Registrant

Date: August 8, 2006	/s/ JOHN MAGUIRE
John Maguire, President, Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Date: August 8, 2006	/s/ PAMELA J. THOMAS
Treasurer, Director

13