Form 10QSB/A
period 2006-06-30
Irish Mag, Inc.
filed 2006-08-09
CIK 1350684

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2006	Commission File No. 333-132119

IRISH MAG, INC.
(Exact name of Small Business Issuer in its charter)
Florida	59-1944687
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

We have reviewed the accompanying balance sheet of Irish Mag, Inc. as of June 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ RANDALL N. DRAKE, C.P.A.
RANDALL N. DRAKE, C.P.A.
August 4, 2006
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

(a) No securities were sold during the period covered by this report that were not registered under the Securities Act.(b)

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