Form 10QSB
period 2006-09-30
Irish Mag, Inc.
filed 2006-11-17
CIK 1350684

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2006	Commission File No. 333-132119

IRISH MAG, INC.
(Exact name of Small Business Issuer in its charter)
Florida	59-1944687
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

646 First Avenue South
St. Petersburg, Florida 33701
(Address of principal executive offices)
(866) 821-9004
(Issuer's Telephone Number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [   ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
As of September 30, 2006, the registrant had 1,350,000 shares of common stock outstanding.

References in this document to "us," "we," "the Corporation," or "the Company" refer to Irish Mag, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Irish Mag, Inc.

We have reviewed the accompanying balance sheet of Irish Mag, Inc. as of September 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 17, 2006

IRISH MAG, INC.

Balance Sheet (Unaudited)

September 30, 2006

ASSETS

Current Assets
Cash & cash equivalents	$18.04
Total Current Assets	18.04
Other Assets
Deferred Tax asset	1,442.37
1,442.37
TOTAL ASSETS	1,460.41
LIABILITIES & STOCKHOLDER'S EQUITY

Liabilities
Current Liabilities
Accounts Payable	500.00
500.00
Total Liabilities	500.00
Stockholder's Equity
Common Stock, $.01 par value, 1,500,000 shares authorized,
1,350,000 shares issued & outstanding -NOTE E	900.00
Paid in Capital	64,510.00
Retained Earnings	(64,449.59)
Total Stockholder's Equity	960.41
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$1,460.41

See accompanying notes and accountants’ reports.

IRISH MAG, INC.

Statement of Operations (Unaudited)

For the Nine Months Ended September 30, 2006

Revenue	$24,100.00
Operating Expenses
Audit and Accounting Fees	2,025.00
Auto Expense	4,834.87
Bank Charges	20.00
Legal Fees	20,000.00
Insurance – General	6,231.80
Office Expenses	2,346.22
Postage	182.61
Professional Fees	2,437.00
Repairs & Maintenance	124.26
Telephone	455.00
Meals & Entertainment	830.59
Taxes – Other	150.00
Interest Expense	463.06
Depreciation	6,085.62
46,186.03
(22,086.03)
Other Income
Net Gain (Loss) on Sale of Assets	(11,676.70)
Net Income Before Income Taxes	($33,762.73)

Provision for Income Taxes
Current Year Provision	0.00
Deferred Tax Decrease	0.00
Provision for Income Taxes	0.00

Net Income	($33,762.73)

Earnings (loss) per common share:
Net income (loss) per share - NOTE C	($0.03)

See accompanying notes and accountants’ reports.

IRISH MAG, INC.

Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006

OPERATING ACTIVITIES
Net Income	($33,762.73)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	6,085.62
Loss on Sale of Assets	11,676.70
Net (Increase) Decrease in:
Deferred Tax Asset	0.00
Net Increase (Decrease) in:
Accounts Payable	(2,056.37)
Net cash provided by Operating Activities	(18,056.78)
FINANCING ACTIVITIES
Payments to shareholder	(5,360.12)
Capital Stock Issued	350.00
Payments on AmSouth Bank note	(11,914.00)
Net cash used by Financing Activities	(16,924.12)
Net increase (decrease) in cash & cash equivalents	(34,980.90)
Cash & cash equivalents at beginning of period	34,998.94
Cash & cash equivalents at end of period	$18.04

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$463.06
Income Tax	$0.00

Noncash Investing & Financing Activities:
Cost of fixed asset disposed	$39,121.81
Accumulated depreciation on fixed asset disposed	$24,342.46
Note Payable Payoff from disposal	$2,233.27

See accompanying notes and accountants’ reports.

IRISH MAG, INC.

Statement of Changes in Stockholder’s Equity (Unaudited)

For the Nine Months Ended September 30, 2006

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	825,000	$550.00	$64,510.00	($30,686.86)	$34,373.14

Net Income (Loss)				(33,762.73)	(33,762.73)

Capital Stock Issued	525,000	350.00			$350.00

Balances at September 30, 2006	1,350,000	$900.00	$64,510.00	($64,449.59)	$960.41

See accompanying notes and accountants’ reports.

IRISH MAG, INC.

Notes to Financial Statements

September 30, 2006

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

NOTE C – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($0.03) were calculated based on a net income numerator of ($33,762.73) divided by a denominator of 1,087,500 weighted average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common shares during 2006:

             January 1, 2006           825,000 common shares outstanding

             February 15, 2006    1,350,000 common shares outstanding

NOTE D – TREASURY STOCK

On January 3, 2005 the Company’s Board voted to cancel the stock held in treasury and return the shares to authorized but unissued.

 NOTE E – FORWARD STOCK SPLIT

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

NOTE F – SUBSEQUENT EVENTS

On November 9, 2006 the Company closed the Stock Purchase Agreement that was entered into on October 16, 2006 between its wholly owned subsidiary Bo Hai Wen Technology (Shenzhen) Company Limited (“Bo Hai Wen”)and Lin Jiang Huai, the shareholder of Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”). According to the terms of the Stock Purchase Agreement, iASPEC has transferred to Bo Hai Wen total consideration of RMB 41,286,172, (equivalent to US$ 5,160,771) to purchase 8,601,286 shares, representing a price of US$ 0.60 per share (the closing share price of the Company on October 16, 2006). The consideration has been paid in two parts: (a) a transfer of cash RMB 14,000,000 (equivalent to US$ 1,750,000) from iASPEC’s account to Bo Hai Wen’s Bank Account at closing; and (b) an assignment of all accounts receivable of iASPEC as of August 31, 2006, valued at RMB 27,286,172 (equivalent to US $ 3,410,771) to Bo Hai Wen. A change of control of the Company has occurred.

On November 13, 2006 the Company closed the Software License Agreement that was entered into on October 20, 2006 between its wholly owned subsidiary Bo Hai Wen Technology (Shenzhen) Company Limited (“Bo Hai Wen”) and Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”) and iASPEC’s shareholders. According to the terms of the Software License Agreement, iASPEC has transferred to Bo Hai Wen the right to use certain software owned by iASPEC for a term of thirty years in exchange for total consideration of $9,801,254, paid in shares of the Company’s common stock at a price of $0.58 per share, which equates to 16,898,714 shares of the Company’s common stock issued to iASPEC’s shareholders.  All due diligence has been completed and the Software License Agreement has closed.

Item 2. Plan of Operation.

On November 9, 2006 the Company closed the Stock Purchase Agreement that was entered into on October 16, 2006 between its wholly owned subsidiary Bo Hai Wen Technology (Shenzhen) Company Limited (“Bo Hai Wen”)and Lin Jiang Huai, the shareholder of Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”). Founded in 1988, iASPEC is a leading provider of IT consultancy and software design and engineering services to its institutional clients in Hong Kong, China, and the United States. According to the terms of the Stock Purchase Agreement, iASPEC has transferred to Bo Hai Wen total consideration of RMB 41,286,172, (equivalent to US$ 5,160,771) to purchase 8,601,286 shares, representing a price of US$ 0.60 per share (the closing share price of the Company on October 16, 2006). The consideration has been paid in two parts: (a) a transfer of cash RMB 14,000,000 (equivalent to US$ 1,750,000) from iASPEC’s account to Bo Hai Wen’s Bank Account at closing; and (b) an assignment of all accounts receivable of iASPEC as of August 31, 2006, valued at RMB 27,286,172 (equivalent to US $ 3,410,771) to Bo Hai Wen. A change of control of the Company has occurred.

On November 13, 2006 the Company closed the Software License Agreement that was entered into on October 20, 2006 between its wholly owned subsidiary Bo Hai Wen Technology (Shenzhen) Company Limited (“Bo Hai Wen”) and Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”) and iASPEC’s shareholders.  Founded in 1988, iASPEC is a leading provider of IT consultancy and software design and engineering services to its institutional clients in Hong Kong, China, and the United States. According to the terms of the Software License Agreement, iASPEC has transferred to Bo Hai Wen the right to use certain software owned by iASPEC for a term of thirty years in exchange for total consideration of $9,801,254, paid in shares of the Company’s common stock at a price of $0.58 per share, which equates to 16,898,714 shares of the Company’s common stock issued to iASPEC’s shareholders.  All due diligence has been completed and the Software License Agreement has closed.

The result of these transactions is that we have substantially changed our business model.  Our business going forward will consist primarily of the business of Shenzhen iASPEC Software Engineering Company Limited, a company in the business of software engineering.  Founded in 1988, iASPEC is a leading provider of IT consultancy and software design and engineering services to its institutional clients in Hong Kong, China, and the United States.

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

Item 5. Other Information

On November 9, 2006 the Company closed the Stock Purchase Agreement that was entered into on October 16, 2006 between its wholly owned subsidiary Bo Hai Wen Technology (Shenzhen) Company Limited (“Bo Hai Wen”)and Lin Jiang Huai, the shareholder of Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”). Founded in 1988, iASPEC is a leading provider of IT consultancy and software design and engineering services to its institutional clients in Hong Kong, China, and the United States. According to the terms of the Stock Purchase Agreement, iASPEC has transferred to Bo Hai Wen total consideration of RMB 41,286,172, (equivalent to US$ 5,160,771) to purchase 8,601,286 shares, representing a price of US$ 0.60 per share (the closing share price of the Company on October 16, 2006). The consideration has been paid in two parts: (a) a transfer of cash RMB 14,000,000 (equivalent to US$ 1,750,000) from iASPEC’s account to Bo Hai Wen’s Bank Account at closing; and (b) an assignment of all accounts receivable of iASPEC as of August 31, 2006, valued at RMB 27,286,172 (equivalent to US $ 3,410,771) to Bo Hai Wen. A change of control of the Company has occurred.

On November 13, 2006 the Company closed the Software License Agreement that was entered into on October 20, 2006 between its wholly owned subsidiary Bo Hai Wen Technology (Shenzhen) Company Limited (“Bo Hai Wen”) and Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”) and iASPEC’s shareholders. Founded in 1988, iASPEC is a leading provider of IT consultancy and software design and engineering services to its institutional clients in Hong Kong, China, and the United States. According to the terms of the Software License Agreement, iASPEC has transferred to Bo Hai Wen the right to use certain software owned by iASPEC for a term of thirty years in exchange for total consideration of $9,801,254, paid in shares of the Company’s common stock at a price of $0.58 per share, which equates to 16,898,714 shares of the Company’s common stock issued to iASPEC’s shareholders.  All due diligence has been completed and the Software License Agreement has closed.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Reports on Form 8-K.

August 10, 2006, 8-K regarding the resignation of Petie Parnell Maguire from the Board of Directors.

September 7, 2006, 8-K regarding the appointment of Lin Jiang Huai to the Board of Directors.

September 20, 2006, 8-K regarding Board approval of a forward stock split

October 6, 2006, 8-K regarding the sale of shares to iBROADER Developments Limited.

October 10, 2006, 8-K regarding a Business Turnkey Agreement with iASPEC.

October 20, 2006, 8-K regarding a Share Purchase Agreement with iASPEC.

October 20, 2006, 8-K regarding a Software License Agreement with iASPEC.

November 13, 2006, 8-K regarding the closing of Share Purchase Agreement with iASPEC.

November 14, 2006, 8-K regarding the closing of the Software License Agreement with iASPEC.

 -----

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number 15	Exhibit Description Acknowledgement of the use of a report on unaudited interim financial information.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Irish Mag, Inc.
Registrant

Date: November 17, 2006	/s/ Michael Woo

Date: November 17, 2006	/s/ Michael Woo