Form 10KSB
period 2006-12-31
China Public Security Technology, Inc.
filed 2007-04-16
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-132119

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-1944687
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit D, Block 2, Tian An Cyber Park Chegongmiao, Shenzhen, Guangdong, 518040 People’s Republic of China	N/A
(Address of Principal Executive Offices)	(Zip Code)

(+86) 755 -8835-2899

 (Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The issuer’s combined revenues for its most recent fiscal year are $11,819,536.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 9, 2007 is $53,392,080.

The number of shares outstanding of the issuer's common stock as of April 9, 2007 is 39,418,720.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

USE OF CERTAIN DEFINED TERMS AND TREATMENT OF STOCK SPLIT

Except as otherwise indicated by the context, references in this report to “CPST” “we,” “us,” or “our,” “Successor” and the “Company” are references to the combined business of China Public Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned operating Chinese subsidiary, Bo Hai Wen Technology (Shenzhen) Company Limited, or Bo Hai Wen. The terms “CPST,” “we,” “us,” or “our” in each case do not include the selling stockholders. The Predecessor refers to Shenzhen (iASPEC) Software Engineering Company Limited, to whose operations we succeeded on October 9, 2006. References to “China” and “PRC” are references to the “People’s Republic of China.” References to “RMB” are to Renminbi, the legal currency of China, and all references to “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

On October 2, 2006, we effected a 4.44444444-to-1 forward split of the outstanding shares of our common stock held as of September 1, 2006. All share numbers contained in this report are adjusted to reflect this forward split.

USE OF NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures in the sections of this annual report captioned “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. All of the non-GAAP financial measures used by us in this report relate to the inclusion of financial information of iASPEC, which for accounting purposes is treated as our Predecessor company. For our 2005 fiscal year, revenues were generated from iASPEC. For the fiscal year 2006, revenues were generated from iASPEC, during the period of January 1, 2006 to October 8, 2006 (the “Predecessor Period”) and by us directly through our turnkey arrangement with iASPEC or directly with clients for the period of January 17, 2006 to December 31, 2006 (the “Successor Period”). We have combined the Predecessor Period from January 1 through October 8, 2006 and the Successor Period from January 17 through December 31, 2006 for purposes of the analyses contained in this report. The inclusion of the financial information of iASPEC is not in accordance with US GAAP. The reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure is provided in the aforementioned sections where non-GAAP financial measures are present in this report in the columns captioned “Successor”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background and Recent Developments

China Public Security Technology, Inc. was originally organized under the laws of the State of Florida, on September 19, 1979, under the name Mark Thomas Publishing Inc. and on April 29, 2003 we changed our name to Irish Mag, Inc. From our inception through October 8, 2006, we provided consulting services in the offset printing industry, targeting individual retail consumers as well as small to mid-size companies. However, as a result of the transactions discussed below, we are now a provider of integrated solutions for the public security sector in China, specializing in providing public security information communication applications and Geographic Information Systems or GIS software services. On January 26, 2007, we changed our name to China Public Security Technology, Inc. to more accurately reflect our new business and commercial objectives.

Reverse Merger Transaction

Between September 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CPSH from our current Chairman and Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock in the aggregate. As a result of these transactions CPSH and its wholly-owned subsidiary, Bo Hai Wen, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock in the aggregate, which, at January 31, 2007, constituted 80.8 % of our issued and outstanding common stock. Mr. Lin has since transferred 132,065 of these shares and now holds 21,717,935 of these shares directly and 3,150,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

Business Turnkey Agreement

On October 9, 2006, Bo Hai Wen, entered into an exclusive turnkey agreement with iASPEC, which was amended and restated on January 31, 2007.  The turnkey agreement provides for an exclusive subcontracting arrangement under which iASPEC, as master contractor and systems integrator with various licenses and permits, exclusively engages Bo Hai Wen as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data). Furthermore, under the terms of the turnkey agreement, iASPEC, grants to Bo Hai Wen a software license relating to software applications that are necessary for Bo Hai Wen to operate its business and iASPEC licenses back from Bo Hai Wen the use of the same technology on a limited basis to be used solely in connection with the performance by iASPEC of its existing customer contracts. The turnkey agreement also provides for a revenue sharing arrangement between iASPEC and Bo Hai Wen where Bo Hai Wen will receive between 90% and 100% of the revenues actually received by iASPEC from servicing contracts involving any iASPEC business. We are obligated under the terms of the turnkey agreement to pay for our own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

Overview of Our Business

We are a holding company that only operates through our Chinese subsidiary, Bo Hai Wen Technology (Shenzhen) Company Limited. Through the subcontracting services provided for in our turnkey agreement with iASPEC, we are now a provider of integrated solutions for the public security sector in China, specializing in providing public security information communication applications and Geographic Information Systems or GIS software services. Our mostly public sector customers use our products and services to improve the service quality and management level of civil and medical emergencies, traffic control, fire control, medical rescue and border control. Our customers include the Guangdong Public Security Department, the Shenzhen Border Check Station, the Shenzhen Public Security Bureau, the Shenzhen Traffic Police Bureau, the Shenzhen Fire Department and the Dongfang Public Security Bureau of Hainan Province. In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. In fiscal year 2006, 55% of our revenues were generated under the turnkey agreement with iASPEC. However, fulfillment of certain Police-Use GIS or PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which Bo Hai Wen does not have. Because Bo Hai Wen does not have either the PRC required licenses or the workforce necessary to perform its obligations under the turnkey agreement in connection with such PGIS contracts, we have relied upon iASPEC’s licenses and workforce to fulfill our obligations thereunder. Accordingly many of our costs and expenses under the turnkey agreement are incurred and paid by iASPEC and amounts reported by Bo Hai Wen thereunder reflect contract amounts net of costs incurred by iASPEC. Since iASPEC fulfilled all our obligations for PGIS contracts under the turnkey agreement, substantially all costs incurred and paid for by iASPEC since our entry into the turnkey agreement have been allocated to Bo Hai Wen. Bo Hai Wen expects to continue to rely exclusively on iASPEC to execute Bo Hai Wen’s obligations under the turnkey agreement in connection with the PGIS contracts.

Our Industry

Informatization

Over the past two decades, the PRC government has encouraged and urged the development and use of new technologies for information and communication (or ICTs) and their application in all spheres of government, industry, education and culture. The term “Informatization” or “xinxihua” has been coined in China to describe the overall process of ICT application in China and has in recent years become a linchpin of central and many local economic development strategies.

As a part of the Informatization process, the PRC government has launched a series of online programs to accelerate the government’s pace of implementing and using the information economy by improving China’s current government information management systems and to help promote the country’s economic development. An example of this has been the Government Online Project or GOP. The Government Online Project is a three-stage initiative: Stage One focused upon connecting 800-1,000 government offices and agencies to the Internet; Stage Two focused on having government offices and agencies move their information systems into compatible electronic form; and Stage Three focused on making government offices and agencies paperless. The purpose of the GOP is to create a centrally accessible administrative system that collects and transports data to and from users; users being the public and the enterprise system, as well as government departments.

On January 22, 1999, the Government Online Project was formally launched by China Telecom and the State Economic and Trade Commission’s (SETCs) Economic Information Center along with the Information Offices of more than 40 central government departments. The project interconnects government offices of every province, autonomous region and municipality. The network will promote the establishment of formal government websites to provide information and services and then (in theory) also facilitate collaboration between the government and the nation’s growing number of IT enterprises. By developing the basic infrastructure and encouraging government agencies at all levels to incorporate Internet technologies, the government hopes to set the tone for online development and, ultimately, e-commerce. Our Three-In-One Platform and Electronic Border Control programs are a part of the Informatization of the public security sector in China.

GIS Industry

The GIS field is a rapidly growing field that incorporates geographical features with data in order to assess real world problems. In the strictest sense, a GIS is a computer system capable of capturing, storing, analyzing, and displaying geographically referenced information; that is, data identified according to location. The term GIS also includes the procedures, operating personnel, and spatial data that go into the system.

The power of a GIS comes from the ability to relate different information in a spatial context and reach a conclusion about this relationship. Most of the information we have about our world contains a location reference, placing that information at some point on the globe. However, GIS can be used to emphasize objects on a map, their absolute location on the Earth's surface and their spatial relationships, in a series of attribute tables—the “information” part of a GIS. For example, while a computer-aided mapping system may represent a road simply as a line, a GIS may also recognize that road as the boundary between wetland and urban development between two census statistical areas. A GIS, therefore, can reveal important new information (such as whether features intersect or whether they are adjacent) that leads to better decision making or solutions.

Data Capture and Integration - In order to utilize a GIS, data must be directly entered into (or captured by) a GIS in digital form, that is, in a form the computer can recognize. A GIS can also convert existing digital information, which may not yet be in map form, into forms it can recognize and use. Map data may also be created by (1) digitizing maps by hand-tracing with a computer mouse on the screen or on a digitizing tablet to collect the coordinates of features, (2) using electronic scanners to convert maps to digits, or (3) uploading coordinates from Global Positioning System or GPS receivers into a GIS. Once a time-consuming process, the data capture process is now made easier by the development in the GIS industry of software tools to automatically extract features from satellite images or aerial photographs and create databases in map form for use in a GIS.

Information Retrieval and Data Output - With a GIS you can “point” at a location, object, or area on the screen and retrieve recorded information about it from off-screen files. For example, using scanned aerial photographs as a visual guide, you can ask a GIS about the location of a fire, analyze the area around the fire and determine conditions of adjacency (what is next to it), containment (what is enclosed by it) and proximity (how close is something to it).

Another critical component of a GIS is its ability to produce graphics on the screen or on paper to convey the results of analyses to the people who make decisions about resources. Wall maps, Internet-ready maps, interactive maps and other graphics can be generated, allowing decision makers to visualize and thereby understand the results of analyses or simulations of potential events.

Components of GIS

•
Hardware - Hardware comprises the equipment needed to support the many activities ranging from data collection to data analysis. A central piece of the equipment is a workstation, which runs the GIS software and is the attachment point for the equipment. Data collection efforts can also require the use of a digitizer for conversion of hard copy data to digital data and a GPS data logger to collect the field. The use of handheld field technology is also becoming an important tool in GIS. With the advent of web-enabled GIS, web servers have become an important piece of equipment for GIS.

•
Software - Different software packages are important for GIS. Central to this is the GIS application package. Such software is essential for creating, editing and adding spatial and attribute data, therefore these packages contain a myriad of functions inherent to them. Extensions or add-ons are software that extend capabilities of the GIS software package. Component GIS software is the opposite of application software. Component GIS seeks to build software applications that meet a specific purpose and thus are limited in their spatial analysis capabilities. Utilities are stand-alone programs that perform a specific function. For example, a file format utility that converts from one type of GIS file to another. There is also web-GIS software that helps serve data through Internet browsers.

•
Data - Data is the core of any GIS. There are two primary types of data that are used in GIS, a geodatabase and attribute data. A geodatabase is a database that is in some way referenced to locations on the earth. Geodatabases are grouped into two different types: vector and raster. A vector image is stored as geometric objects, such as lines and arcs, which are drawn between specific coordinates. If you magnify a vector image you see the lines more accurately, and the line edges stay smooth. A raster image is made up from pixels, like the picture obtained from a scanner, or the screen image on a computer monitor, and has a finite amount of detail which is dependent upon the image size and resolution. However, the closer you look at a raster image the more coarse it appears and you don't see any extra detail. Vector drawings are utilized in GIS and other applications where accuracy is important. Coupled with this data is usually data known as attribute data. Attribute data are data that relate to a specific, precisely defined location. The data are often statistical but may be text, images or multi-media. These are linked in the GIS to spatial data that define the location.

•	People - Well-trained people knowledgeable in spatial analysis and skilled in using GIS software are essential to the GIS process.

Public Sector Use of GIS

GIS can be used by the public sector in the following ways:

•
Pubic Safety and Emergency Response Planning - GIS technology gives public safety personnel the ability to manage and analyze large amounts of location-based information. Data (including files from legacy systems) can be stored in a geodatabase and used to visualize spatial relationships and reveal trends critical to public safety response and planning. Computer-generated maps can be shared across a network or the Internet with multiple agencies to coordinate efforts and maximize resources.

•
Law Enforcement - GIS software uses geography and computer-generated maps as an interface for integrating and accessing massive amounts of location-based information. GIS allows law enforcement and criminal justice personnel to effectively plan for emergency response, determine mitigation priorities, analyze historical events, and predict future events. GIS can also be used to get critical information to emergency responders upon dispatch or while en route to an incident to assist in tactical planning and response. While law enforcement agencies collect vast amounts of data, only a very small part of this information can be absorbed from spreadsheets and database files. GIS provides a visual, spatial means of displaying data, allowing law enforcement agencies to integrate and leverage their data for more informed decision making.

•
Public Works and Development - Use of GIS software in public works improves efficiency and productivity to better serve citizens. For example, GIS applications are in demand in connection with the building up of the Pan Asia Railway and development of the Meigong River and Tumen River in the Northwest of China. Such public works systems could use GIS to connect all divisions in a public works department from engineering to accounting, which streamlines work flows, asset management, operations, and planning. Using a GIS throughout the department allows all sections to share and easily access geographic data. GIS promotes data integrity and facilitates better communication and decision making throughout the organization.

•
Economic Development - GIS may be used to foster economic development. Agencies could work to advance the quality of life and strengthen the economic base of their region by retaining and growing existing businesses and attracting new investment.

•
Urban Planning and Site Selection - Information regarding a proposed site for parcel zoning, transportation planning, waste disposal or other use may be combined and manipulated in a GIS to address planning and natural resource issues (such as the location of a water well near a proposed waste disposal site) to guarantee the quality of life for everyone in livable communities. Planning agencies have realized the power of enterprise GIS to identify problems, respond to them efficiently, and share the results with the public.

GIS in China

The development of GIS has been uneven in China. With the urbanization and fast economic growth along the coastal areas of China, the demands for GIS by government agencies greatly increased, especially in the areas of urban planning and land management. The increase in GIS usage in China led to a demand for a China-based GIS industry and a great deal of effort at the national level to support GIS research and development. China’s GIS Industry first developed and is still largely concentrated and well-utilized in the coastal cities of Hong Kong and Shenzhen, Guangzhou, Zhongshan, Beihai and Xiamen. However, the Northwestern region of China is utilizing developing GIS, largely supported by the government for regional planning purposes, and the North and Northeast regions with their many public research institutes are known for their experimental applications of GIS.

Our GIS software services and operations have been concentrated in and are used by the public security sector (such as by the Police, Fire Department and Healthcare Emergency Services). The use of GIS in the private sector is still developing in China and presents a great growth opportunity for us. In the future we plan to target the telecommunications, logistics and insurance sectors as areas for business development within the private GIS market.

Our Products and Services

We offer the following four products and services:

•	Consolidated Emergency Response or “Three-In-One” Platform
•	Electronic Border Control
•	GIS Software Services and Operations
•	Software Sales and Support Services

Three-in-One Platform

Our Consolidated Emergency Response or “Three-In-One” Platform is a software program which integrates fire, traffic and general police contact numbers into one contact number and enables these agencies to consolidate and perfect their public emergency response. Though our Three-In-One Platform our public security customers are able to command and coordinate joint responses to provide the public with immediate, efficient and reliable assistance. As a result of our Three-In-One Platform, our government customers are able to adopt one consolidated calling number through which the public can report and seek help in the event of an emergency, and as a result provide the public with long-term security. This Three-In-One Platform allows our governmental clients to have an all in one notification and response system that is similar to the integrated “911” system used in the U.S.

Electronic Border Control

Our Electronic Boarder Control program will be used by our government customers for effective border control systems. By adopting biological features recognition technology such as fingerprint recognition and facial recognition, and by integrating advanced intelligent technology such as infrared checking and vehicle license plate recognition, our Electronic Border Control program enables our government customers to remotely identify persons crossing their borders. The border-crossing public may be identified through the use of self-operated automated systems that record their vehicle license plates, read their Identification Cards and take their fingerprints at the border. The border crosser may continue across the border as soon as the system confirms the information provided. This system will greatly improve the efficiency of our government customers’ border controls.

GIS Software Services and Operations

We provide system management and support services in connection with our Police-Use Geographical Information Services or PGIS Platform. The PGIS platform is a GIS that was developed by iASPEC and licensed exclusively to us, for use in creating, editing and adding data to our customer’s systems. The PGIS platform allows us to provide our law enforcement customers with different services, including specialized mapping services, positioning services, messaging services and services which monitor access to their GIS by users of different levels. We offer the PGIS platform with a full complement of services, including providing basic map image data from the GIS and specific data in connection with that map image (such as a bus stop), a consolidation of both basic data and specific data services for data inquiry services, and application system services, which is the application of consolidated services to a specific service requirement, such as the position of a police officer in the field.

We also provide application interface services which ensure that our PGIS platform is equipped to interact with other programs to the benefit of our customers. The data from different law enforcement command systems can be integrated with our PGIS platform to provide our law enforcement customers with more robust communication and location information. Typically, our platforms are integrated with the City Emergency Commanding System, the Police Resource Consolidated Management System, the Residence Management System, the Internet Surveillance System, the Traffic Commanding System, the Criminal Investigation System and the City Surveillance System.

Software Sales and Support Services

As a result of our turnkey agreement with iASPEC and our 16 exclusive licenses to iASPEC’s 16 copyrighted applications, we have inherited iASPEC’s prior service line involving the software sales and distribution and support services. Our Software Sales and Support Services include the following four categories of services:

•
Software Operation - Application software development, including consolidating the software development and pure application software development of different IT projects. Currently our customers for this service mainly include government agencies which outsource software development to us.

•
System integration - We build integrated systems with necessary hardware equipment purchased by iASPEC on behalf of our customers. The system integration project sometimes includes application software development, the revenue of which is incorporated into our Software Operation services.

•
Consulting - We provide IT consulting services related to the development of IT systems. For example, if our customer needs to build an IT system, we fully investigate the customer’s requirements and then submit relevant solutions.

•
Software Sales and Distribution - Through our exclusive software license from iASPEC, we are entitled to sell and provide relevant software services to our customers. Also, as a distributor for some specialized software developers, we sell software products to the end-users, which may occur during the delivery of Software Operation, System Integration or Consulting services.

Product Warranty

Our Company usually offers a one-year service warranty for our system integration services. The warranty includes support services, minimal updates and system maintenance. In our experience the cost of providing this warranty has been immaterial.

We also offer warranties for our hardware sales, but the suppliers of such hardware provide the final warranty services.

Our Intellectual Property

We currently license the following copyrighted software applications from iASPEC under our turnkey agreement with iASPEC:

Registration Code	Year Issued	Name	Version
2004SR09334	2004	iASPEC Case Tracking Management System	V 2.0
2004SR09335	2004	iASPEC Application Envelope System	V 2.1
2004SR09336	2004	iASPEC Quality System Document Management System	V 2.2
2004SR09337	2004	iASPEC e-Logistics Support Management System	V 2.0
2004SR09338	2004	iASPEC Secured and Audited Message Switching System	V 2.5
2004SR09084	2004	iASPEC Project e-TimeTracker Management System	V 2.0
2004SR09085	2004	iASPEC Application e-Monitor System	V 3.3
2004SR09086	2004	iASPEC Remote Administered Distributed Application Architecture System	V 2.1.3
2004SR09087	2004	iASPEC Community and Establishment Management System	V 1.1
2004SR09088	2004	iASPEC Document and WorkFlow Management System	V 3.0
2004SR09089	2004	iASPEC e-Community Management and Service System	V 1.0
2006SR11589	2006	iASPEC Content Management System	V 1.0
2006SR11590	2006	iASPEC Three In One Police Computer Assistant Dispense System	V 1.0
2006SR11591	2006	iASPEC Police Force General Management System	V 1.0
2006SR11592	2006	iASPEC General Office Automatization System	V 1.0
2006SR11593	2006	iASPEC Police Geographic Information System	V 1.0

All copyrighted software applications are effective 5 years from the date of registration. The Company expects to renew all copyrighted software applications prior to their respective expiration date.

In addition, we protect our know how technologies through confidentiality provisions in the employment contracts we enter into with our employees.

Sales and Marketing

Through our exclusive turnkey agreement with iASPEC, we are exploring markets outside Shenzhen City. We develop new business by identifying and contacting potential new customers and through referrals, or as a result of new customers contacting us because of our reputation in the industry. We strengthen our market presence through various types of marketing campaigns, such as participating in exhibitions, trade fairs and seminars, and presenting solutions to prospective customers. We participate in several domestic and international trade fairs such as the China High-Tech Fair in Shenzhen and the eGovChina Fair in Beijing. We also participate in seminars held by ESRI, IBM etc. each year, to raise our recognition and promote our products. These trade fairs not only promote our reputation, but also our brand name.

Our main marketing and business development focus is on public security Informatization and GIS software services and operations, and software sales and distribution. We have a good reputation and brand recognition in this market. We expect to expand in the market and obtain more market shares through our mature products and quality services.

Our Major Customers

Our Predecessor, iASPEC serves about 17 customers located in the Guandong Province and Hainan Province in China. iASPEC has begun to explore markets outside of Guandong and Hainan Province in China. We do not have any customers outside of China. Our largest client, Shenzhen City Police Department, accounted for 13.8% of our sales in 2006 and our five largest customers accounted for 31.9% of our revenue in 2006.

The following table provides information on our major customers in fiscal years 2006 and 2005. For the fiscal year 2005, revenues were generated from our Predecessor company, iASPEC. For the fiscal year 2006, revenues were generated from our Predecessor company, iASPEC, during the Predecessor period of January 1, 2006 to October 8, 2006 and by us directly through our turnkey arrangement with iASPEC or directly with clients for the successor period of January 17, 2006 to December 31, 2006. We have combined the Predecessor Period from January 1 through October 8, 2006 and the Successor Period from January 17 through December 31, 2006 for purposes of the following 2006 analysis. This is not in accordance with US GAAP and the periods presented are not comparable due to our reverse acquisition by CPSH.

	2006
No.	Name	Revenues (in thousands of US dollars)	Percentage of Total Sales (1)

1	Shenzhen City Police Department	1,621	13.8%

2	Shenzhen City Fire Department	835	7.1%

3	Shenzhen Immigration Bureau of P.R.C.	791	6.7%

4	Shenzhen City Nanshan District Police Department	299	2.5%

5	Shenzhen City Traffic Police Department	207	1.8%

	TOTAL	3,753	31.9%

	2005
No.	Name	Revenues (in thousands of US dollars)	Percentage of Total Sale

1	Shenzhen City Police Department	1,751	34.8%

2	Shenzhen City Traffic Police Department	205	4.1%

3	Luen Rong International Investment Limited	152	3.0%

4	Shenzhen City LuoHu District Police Department	104	2.1%

5	Hainan Province Dongfang City Police Department	68	1.4%

	TOTAL	2,280	45.4%

Our Competition

The markets for public security Informatization and GIS in China have developed in recent years, and currently there are only a few software developers engaged in these fields, especially in the PGIS area, where we do not currently face any direct competition. However, there are many potential competitors in this area who could enter the market without significant barriers to entry.

We believe that Beijing Founder Digital Company Limited and Zheng Xian Technology (Shenzhen) Company Limited pose a threat as potential market entrants in the public security Informatization and GIS areas. However, we believe that we will be able to effectively compete with these software development companies should they enter the market for our product and service offerings in the future. There are technical and barriers to accessing the PGIS market which give us a comparative advantage to other prospective competitors. Our pioneering PGIS platform and our ongoing customer relationships are enabling us to develop a reputation in the industry.

Regulation

We are subject to the PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion or RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

Fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which Bo Hai Wen does not have. However, through our exclusive turnkey agreement with iASPEC we will benefit from the following governmental licenses and permits previously awarded and currently held by iASPEC:

Name	Duration

Computer System Integration Level Two Qualification from State Information Bureau	April 26, 2004 - April 25, 2008

Key Software Enterprise from State Planning Bureau	December 31, 2002 - December 31, 2003 (subject to renewal)

State Secret related Computer Information System Integration Certificate	April 26, 2004 - April 25, 2008

Guangdong Province Computer Information System Security Service Qualification	July 22, 2004 - July 22, 2008

Shenzhen City Computer Integration Top Level Qualification	July 28, 2003 - July 27, 2005 (subject to renewal)

Shenzhen City Key Software Enterprise	June 29, 2005 - June 28, 2006 (subject to renewal)

Shenzhen City High Technology Enterprise	June 1, 2006 - May 31, 2007

Because Bo Hai Wen does not have either the PRC required licenses or the workforce necessary to perform its obligations under the turnkey agreement in connection with such PGIS contracts, we have relied upon iASPEC’s licenses and workforce to fulfill our obligations thereunder. Bo Hai Wen expects to continue to rely exclusively on iASPEC to execute Bo Hai Wen’s obligations under the turnkey agreement in connection with these PGIS contracts.

Our Employees

As of March 31, 2007, we had a total of 73 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees

Software Development	34

Sales & Marketing	17

Admin & Human Resources	10

Finance	5

Management	7

Total	73

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances. We also provide training for our staff from time to time to enhance their technical knowledge.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our Chinese subsidiary has trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at the rates ranging from 6% to 8% of the average monthly salary. The compensation expenses related to this scheme was $40,556 and $27,190, respectively, for the year ended December 31, 2006 and for the year ended December 31, 2005.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

ITEM 2. DESCRIPTION OF PROPERTY

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

During fiscal year 2006, our subsidiary Bo Hai Wen occupied space in offices pursuant to a short-term rental agreement which will be terminated in June 2007 when we move into our new executive offices. Bo Hai Wen currently has land use rights to our new executive offices which are located in the Futian District of Shenzhen City. Our new executive offices, consist of approximately 1,200 square meters, all of which are dedicated to administrative office space. We have fully paid the land use fees. Our other property primarily consists of computer equipment, servers, licensed software and some furniture or fixtures. There is no lien on any of our property and we currently do not have any intention to make large scale improvements or developments with respect to these properties.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not sold any equity securities during the fiscal quarter ended December 31, 2006 that were not previously disclosed in a current report on Form 8-K during the quarter.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CPBY.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. Our CUSIP number is 16942F103.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices are adjusted to reflect the 4.44444444 for 1 forward split of our common stock that we effected on October 2, 2006.

Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2006

1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	$2.25	$0.68
4th Quarter	$5.50	$0.56

Year Ended December 31, 2005

1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

________________________
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

On April 9, 2007, there were approximately 61 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2006 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2006 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are a holding company that only operates through our Chinese subsidiary, Bo Hai Wen Technology (Shenzhen) Company Limited. Through the subcontracting services provided for in our turnkey agreement with iASPEC, we are now a provider of integrated solutions for the public security sector in China, specializing in providing public security Informatization and Geographic Information Systems or GIS software services. Our mostly public sector customers use our products and services to improve the service quality and management level of civil and medical emergencies, traffic control, fire control, medical rescue and border control. Our typical customers include the Guangdong Public Security Department, the Shenzhen Border Check Station, the Shenzhen Public Security Bureau, the Shenzhen Traffic Police Bureau, the Shenzhen Fire Department and the Dongfang Public Security Bureau of Hainan Province. In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. In fiscal year 2006, 55% of our revenues were generated under the turnkey agreement with iASPEC. However, the cost for achieving such revenues were borne by iASPEC on behalf of Bo Hai Wen and iASPEC’s staff assisted Bo Hai Wen to accomplish the contracts.

Our Predecessor, iASPEC serves about 17 customers in over 5 cities in Guangdong Province and Hainan Province in China. One customer accounted for 13.8% of our revenues in 2006.

Opportunity for Growth

Our objective is to be the leading provider of integrated solutions for public security Informatization and GIS software service operations in China. Our offering of intelligence solutions will help organizations make more insightful decisions and improve the efficiency of their internal processes.

Two key elements of our strategy are as follows:

Broaden the Exposure and the Use of Our Solutions in the Public Security Sector.   In the past, our Predecessor Company, iASPEC, has had a market base which is concentrated in the Shenzhen City area of Guangdong Province, China. Through a combination of software, data, predictive analytics services and custom development services, we provide a portfolio of location intelligence capabilities that we utilize to help our customers solve key business problems. With the PGIS Consolidated Service Platform developed by iASPEC and licensed to us through the turnkey agreement, we intend to expand our market to other Provinces and cities and to facilitate a wider use of location-based solutions across entire organizations through easy-to-deploy services, integrated functionality and industry standard technology design.

Accelerate Our Penetration into the Business Sector.   A key element of our growth strategy involves deepening our presence in the private sector, including in telecommunications, logistics, retail, and financial services through the marketing of the Civil Geographic Information Systems (“CGIS”) Consolidated Service Platform developed by iASPEC and licensed to us pursuant to the turnkey agreement. To this end we hope to partner with companies such as the Shenzhen Branch of China Unicom, to develop a client base in the CGIS market across China.
We hope that these efforts will strengthen our expertise in the private sector through broadening our understanding of the priorities, issues, challenges and opportunities facing these markets. From this understanding, we will be able to package our portfolio of location intelligence capabilities to solve specific problems facing organizations in the business sector.

We expect to execute these two elements of our growth strategy through a combination of investment in internal initiatives. Internal initiatives will focus typically on expanding capacity and enhancing our technology and services capabilities. We may also attempt to grow through acquisitions.

Weaknesses and Uncertainties that Affect our Financial Condition

The revenue growth and profitability of our business depend on the overall market demand for software products and related services. Our products and services in the public security sector are considerably mature. However, If we fail to quickly expand our market share in the public security sector, our financial status could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the period indicated in dollars.  We have combined the Predecessor Period from January 1 through October 8, 2006 and the Successor Period from January 17 through December 31, 2006 for purpose of the following 2006 analysis. This is not in accordance with US GAAP and the periods presented are not comparable due to our reverse acquisition by CPSH.

[

	PREDECESSOR		SUCCESSOR	COMBINED
		JANUARY 1	JANUARY 17
	YEAR ENDED	THROUGH	THROUGH	YEAR ENDED
	DECEMBER 31	OCTOBER 8	DECEMBER 31	DECEMBER 31
	2005	2006	2006	2006

REVENUE - THIRD PARTIES	$5,023,065	$9,644,332	989,755	$10,634,087

REVENUE - RELATED PARTY	-	-	1,185,449	1,185,449

TOTAL REVENUES	5,023,065	9,644,332	2,175,204	11,819,536

COST OF REVENUES	(2,292,785)	(3,739,518)	(89,934)	(3,829,452)

GROSS PROFIT	2,730,280	5,904,814	2,085,270	7,990,084

ADMINISTRATIVE EXPENSES	(474,822)	(924,196)	(97,510)	(1,021,706)
ANNUAL FEE TO iASPEC	-	-	(45,000)	(45,000)
SELLING EXPENSES	(184,494)	(157,855)	(60,013)	(217,868)

INCOME FROM OPERATIONS	2,070,964	4,822,763	1,882,747	6,705,510

OTHER INCOME	62,296	6,584	1,305	7,889

INCOME BEFORE TAX	2,133,260	4,829,347	1,884,052	6,713,399

INCOME TAXES	(321,000)	(749,381)	(289,403)	(1,038,784)

NET INCOME	1,812,260	4,079,966	1,594,649	5,674,615

FOREIGN CURRENCY TRANSLATION
GAIN	-	268,305	-	268,305

COMPREHENSIVE INCOME	$1,812,260	$4,348,271	$1,594,649	$5,942,920

WEIGHTED AVERAGE NUMBER
OF SHARES	N/A	N/A	26,958,104	N/A

BASIC AND DILUTED
EARNINGS PER SHARE	N/A	N/A	0.06	N/A

	Predecessor		Successor	Combined
AS A PERCENTAGE OF REVENUES		January 1	January 17
	Year ended	through	through	Year ended
	December 31	October 8	October 8	December 31
	2005	2006	2006	2006

REVENUES - THIRD PARTIES	100%	100%	46%	90%

REVENUES - RELATED PARTY	0%	0%	54%	10%

GROSS PROFIT	54%	61%	96%	68%

ADMINISTRATIVE EXPENSES	10%	9%	5%	9%
ANNUAL FEE TO iASPEC	0%	0%	2%	0%
SELLING EXPENSES	4%	2%	3%	2%

INCOME FROM OPERATIONS	41%	50%	87%	57%

OTHER INCOME	1%	0%	0%	0%

INCOME BEFORE TAX	43%	50%	87%	57%

INCOME TAXES	6%	8%	13%	9%

NET INCOME	36%	42%	73%	48%

Revenues. Revenues increased $6.8 million, or 136% to $11.8 million for the Combined Period ended December 31, 2006 from $5.0 million for the same period in 2005. Comparing with the same period in 2005, 29 more contracts have been signed for the Combined Period ended December 31, 2006 .

Cost of Revenues. Our cost of revenues increased $1.5 million, or 67% to $3.8 million for the Combined Period ended December 31, 2006 from $2.3 million during the same period in 2005. This increase was due to the increase of revenues. As a percentage of revenues, the cost of revenues decreased to 32% during the Combined Period ended December 31, 2006 from 46% in the same period of 2005. The increase in gross margin was the total effect of the execution of more contracts and the increased controls over contract costs.

Gross Profit. Our gross profit increased $5.3 million to $8.0 million for the Combined Period ended December 31, 2006 from $2.7 million for the same period in 2005. Gross profit as a percentage of sales revenues was 68% for the Combined Period ended December 31, 2006, an increase of 14% from 54% during the same period in 2005.

Administrative Expenses . Our administrative expenses increased $0.5 million or 100% to $1.0 million for the Combined Period ended December 31, 2006 from $0.5 million for the same period in 2005. The increase is mainly attributable to the expansion in operations during the year. As a percentage of sales revenues, administrative expenses remain stable at 9% for the Combined Period ended December 31, 2006 and for the same period in 2005.

Selling Expenses. Our selling expenses increased $33,374 or 18% to $217,868 for the Combined Period ended December 31, 2006 from $184,494 for the same period in 2005. The increase is mainly attributable to more marketing fees incurred for getting sales contracts during the year. As a percentage of sales revenues, our selling expenses decreased to 2% for the Combined Period ended December 31, 2006 from 4% for the same period in 2005. This percentage decrease was primarily attributable to the increase in sales revenues and increased controls over our selling expenses.

Income before Taxes. Income before taxes increased $4.6 million or 219% to $6.7 million during the Combined Period ended December 31, 2006 from $2.1 million during the same period in 2005. Income before taxes as a percentage of sales revenues increased to 57% during the Combined Period ended December 31, 2006 from 43% during the same period in 2005. The increase is the combined effect of more contracts having been signed and our increased control over expenses.

Provision for Income Taxes. Our subsidiary, Bo Hai Wen, is subject to the PRC’s enterprises income tax, or EIT, at a rate of 15% of assessable profits. Accordingly, Bo Hai Wen was subject to a tax rate of 15% for 2006. Furthermore, Bo Ha Wen, is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry. As such, commencing in 2007, Bo Hai Wen expects to be entitled to a two-year exemption from the EIT followed by a 12.5% tax exemption for the next 3 years.

Provision for income taxes increased $0.7 million to $1.0 million during the Combined Period ended December 31, 2006 from $0.3 million during the same period in 2005. Our effective tax rate for the Combined Period ended December 31, 2006, was 15.5%. Our 2005 effective tax rate is 15%.

Net Income. Net income increased $3.9 million, or 213% to $5.7 million during the Combined Period ended December 31, 2006 from $1.8 million during the same period in 2005, as a result of the factors described above.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2006, we had cash and cash equivalents (including restricted cash) of $0.17 million.

On February 6, 2007, we completed a private placement of 7,868,422 shares of our common stock to two accredited investors. As a result of the private placement we raised $14.95 million in gross proceeds, which left us with $14.28 million net proceeds after the deduction of offering expenses in the amount of $0.67 million.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this filing. We have combined the Predecessor Period from January 1 through October 8, 2006 and the Successor Period from January 17 through December 31, 2006 for purpose of the following 2006 analysis. This is not in accordance with US GAAP and the periods presented are not comparable due to our reverse acquisition by CPSH.
Cash Flow
	Predecessor		Successor	Combined
		January 1	Incorp. Date
	Year ended	through	through
	December 31	October 8	December 31	December 31
	2005	2006	2006	2006
	USD	USD	USD	USD
OPERATING ACTIVITIES
Net cash provided by operating activities	377,381	6,821,447	338,760	7,160,207

INVESTING ACTIVITIES
Net cash used in investing activities	(362,367)	(4,996,233)	(498,748)	(5,494,981)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	632,591	332,304	964,895

NET INCREASE IN CASH AND CASH
EQUIVALENTS	15,014	2,457,805	172,316	2,630,121
[

Operating Activities

Net cash provided by operating activities was $7.2 million for the Combined Period ended December 31, 2006 which is an increase of $6.8 million from the $0.4 million net cash provided by operating activities for the same period in 2005. The increase was mainly due to an increase in net profit for the Combined period of December 31 2006.

Investing Activities

Our main uses of cash in investing activities is for the purchase of plant and equipment and advances to related and third parties.

Net cash used in investing activities in the Combined Period ended December 31, 2006 was $5.5 million, which is an increase of $5.1 million from net cash used in investing activities of $0.4 million in the same period of 2005 due to advances to related and third parties of $2.0 million, the purchase of plant and equipment for $3.3 million and the capitalization of software costs of $0.1 million.

Financing Activities

Net cash provided by financing activities in the Combined Period ended December 31, 2006 totaled $1.0 million as compared to nil used in the same period of 2005. The increase of the cash provided by financing activities was mainly attributable to our issuance of common stock in connection with the stock purchase transaction in the fourth quarter of 2006 and an advance grant from the Shenzhen Bureau of Science Technology and Information amounting to $0.6 million, and advances from third parties of $0.2 million.

Obligations Under Material Contracts

Below is a brief summary of the payment obligations under materials contracts to which we are a party.
Our wholly-owned subsidiary, Bo Hai Wen is a party to the turnkey agreement, pursuant to which Bo Hai Wen is exclusively engaged as a subcontractor providing iASPEC’s customers with certain outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the transfer of any sensitive confidential governmental or other data). We are obligated under the terms of the turnkey agreement to pay for our own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change; however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

●
Revenue recognition - During the Predecessor Period, revenues from products were recognized only when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price to the customer was fixed or determinable, and collectibility was reasonably assured. Generally, revenue was recognized (1) upon shipment for equipment and software, (2) as work was performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”

During the Successor Period, Bo Hai Wen generated revenues from CGIS contracts with its customers. Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Position No. 97-2, “Software Revenue Recognition”.

In addition, during the Successor Period Bo Hai Wen generated revenues under the turnkey agreement. Through December 31, 2006, Bo Hai Wen had neither the PRC required licenses nor the workforce necessary to perform under the turnkey agreement and relied upon iASPEC’s licenses and workforce to fulfill its obligations thereunder. Because iASPEC maintains all customer relationships, procures the hardware required for each contract, and provides the workforce and facilities necessary to fulfill contracts. Accordingly, amounts reported by Bo Hai Wen under the turnkey agreement reflect contract amounts net of costs incurred by iASPEC.

The majority of our revenues are generated from fixed-price contracts, which provide for licenses to our software products, and services to customize such software to meet our customers’ use. Generally, when the services are determined to be essential to the functionality of the delivered software, we recognize revenue using the percentage of completion method of accounting in accordance with SOP 97-2 and 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of direct lobor hours incurred to total estimated direct labor hours.

●
Income taxes - We account for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.

●
Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed - We account for software development costs in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

●
Foreign Currency Translation and Transactions - The functional currency of Bo Hai Wen is the Renminbi or RMB, and the RMB is not freely convertible into foreign currencies. Bo Hai Wen maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. Transaction gains or losses were not significant for the periods presented.

For the purpose of preparing group accounts at the holding company level, our financial statements are expressed in United States dollars or USD. All our assets and liabilities are translated into USD using the closing rate method. Under this method, our assets and liabilities are translated into USD at the applicable rates of exchange in effect at the balance sheet date. Income and expenses are translated at the average exchange rates for the year. Share capital and other reserves are translated into USD.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as a recently completed assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

RISK FACTORS

You should carefully consider the risks described below, which constitute the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

Our inability to develop new products and service offerings could have an adverse effect on our future growth.

Our future revenue stream depends to a large degree on our ability to utilize our technology in a way that will allow us to offer new types of software applications and services to a broader client base. We will be required to make investments in research and development in order to continue to develop new software applications and related service offerings, enhance our existing software applications and related service offerings and achieve market acceptance of our software applications and service offerings. We may incur problems in the future in innovating and introducing new software applications and service offerings. Our development-stage software applications may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new software applications, and enhance existing software applications, our future results of operations would be adversely affected. Development schedules for software applications are difficult to predict. The timely availability of new applications and their acceptance by customers are important to our future success. A delay in new the development of new applications could have a significant impact on its results of operations.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and stockholder value harmed if we lose any of these customers.

Historically, a significant portion of our revenues have been derived from a limited number of customers. For the years ended December 31, 2006 and 2005, 31.9% and 45.4% of our revenues, respectively, were derived from our five largest customers. The loss of any of these significant customers would adversely affect our revenues and stockholder value.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiang Huai Lin, our Chairman and Chief Executive Officer, and Zhi Xiong Huang our director. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Investor confidence and market price of our shares may be adversely impacted if we or our independent registered public accountants are unable to attest to the adequacy of the internal controls over our financial reporting as of December 31, 2008, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002.

We will be subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies, including us, to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of their internal controls over financial reporting. In addition, independent registered public accountants of these public companies must attest to and report on management’s assessment of the effectiveness of their internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ended on December 31, 2007, although the auditor attestation will not be required until our annual report on Form 10-KSB for the fiscal year ended on December 31, 2008. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes otherwise, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may decline to attest to our management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATING TO THE INDUSTRY IN WHICH WE OPERATE

Our inability to keep pace with the rapid technological changes in our industry could reduce demand for our products and services which would adversely affect our revenues.

Our industry is characterized by extremely rapid technological change, evolving industry standards and changing customer demands. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence. We believe that the timely development of new products and continuing enhancements to existing products is essential to maintain our competitive position in the marketplace. Our future success depends in part upon customer and market acceptance of our products and initiatives, which is uncertain. Any failure to achieve increased acceptance of these and other new product offerings could have a material adverse effect on our business and results of operations.

Unfavorable economic conditions may affect the level of technology spending by our customers and the demand for our products and services may decrease.

The revenue growth and profitability of our business depend on the overall demand for software products and related services, particularly within the private sector. Because our strategy involves a sale of our products and services primarily to customers in the private sector, our business depends on the overall economy and the economic and business conditions within this market. Any future stock market decline or broad economic slowdown will affect the demand for our software products and related services and decrease technology spending of many of our customers and potential customers. These events could have a material effect on us in the future, including, without limitation, on our future revenue and earnings.

Our software products may contain defects or errors, which could decrease sales, injure our reputation or delay shipments of our products.

The software products that we develop are complex and must meet the stringent technical requirements of our customers. In addition, to keep pace with the rapid technological change in our industry and to avoid the obsolescence of our software products, we must quickly develop new products and enhancements to existing products. Because of this complexity and rapid development cycle, we cannot assure you that our software products are free of undetected errors, especially in newly released software products and new versions of existing software products. If our software is not free of errors, this could result in litigation, fewer sales, increased product returns, damage to our reputation and an increase in service and warranty costs, which would adversely affect our business.

Our technology may become obsolete which could materially adversely affect our ability to sell our products and services.

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Research and development costs of $0 and $0 were expressed during the year ended December 31, 2005 and the period from January 1, 2006 through October 8, 2006 respectively. There were no Research and development expenses in the Successor Period. Instead, costs that are incurred to produce the finished product after technological feasibility is established are capitalized. Software development costs of $331,491 and $102,953 were capitalized during the year ended December 31, 2005 and the period from January 1, 2006 through October 8, 2006 respectively.

We face the risk of systems interruptions and capacity constraints, possibly resulting in adverse publicity, revenue loss and erosion of customer trust.

The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, computer bugs or viruses or hardware failures. We may not be able to correct a problem in a timely manner. Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services and result in negative publicity that could cause us to lose customer accounts or fail to obtain new accounts. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, or impaired quality and speed of transaction processing. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our services to permit us to upgrade and expand our systems effectively or to integrate smoothly any newly developed or purchased modules with our existing systems.

If we are not able to adequately secure and protect our patent, trademark and other proprietary rights our business may be materially affected.

Under the turnkey agreement, we license 16 copyrighted software applications from iASPEC on an exclusive basis. To protect the intellectual property underlying these applications and our other intellectual property, we rely on a combination of copyright, trademark, and trade secret laws. We also rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our intellectual property rights. Some of these technologies, other than the iASPEC copyrighted software applications, are very important to our business and are not protected by copyrights or patents. It may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Further, third parties could challenge the scope or enforceability of our copyrights. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

Claims that we infringe the proprietary rights of third parties could result in significant expenses or restrictions on our ability to sell our products and services.

Third parties may claim that our products or services infringe their proprietary rights. Any infringement claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert our management's attention from our core business. In the event of a successful infringement claim against us, we may have to pay significant damages, incur substantial legal fees, develop costly non-infringing technology, or enter into license agreements that require us to pay substantial royalties and that may not be available on terms acceptable to us, if at all.

RISKS RELATING TO OUR COMMERCIAL RELATIONSHIP WITH IASPEC

Jiang Huai Lin’s association with iASPEC could pose a conflict of interest which may result in iASPEC decisions that are adverse to our business.

Jiang Huai Lin, our president and chief executive officer and the beneficial owner of 63% of our common stock also beneficially owns 60% of iASPEC, from whom we derived 55% of our revenues in the fiscal year ended December 31, 2006 pursuant to existing commercial arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may negatively affect our operations and potentially result in the loss of opportunities.

If iASPEC or its shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

iASPEC is owned by shareholders whose interests may differ from ours and those of our shareholders and we may not be able to conduct our operations without the cooperation and assistance of iASPEC and its shareholders. Our operations are currently dependent upon our commercial relationship with iASPEC, and at this time we derive 55% of our revenues from the provision of services to iASPEC customers on behalf of iASPEC pursuant to our existing commercial arrangements with iASPEC. If iASPEC is unwilling or unable to perform its obligations under our commercial arrangements with it, we will not be able to conduct our operations in the manner in which we currently plan. In addition, iASPEC may seek to renew these agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control iASPEC, we may not succeed in enforcing our rights under them. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

If iASPEC fails to comply with the confidentiality requirements of certain of its customer contracts, then iASPEC could be subject to sanctions and could lose its business license which in turn would significantly disrupt or shut down our operations.

The business and operations of iASPEC, the owner and licensor to us of the copyrighted software applications and other intellectual property that are essential to the operation of our business, is subject to Chinese contractual obligations and laws and regulations that restrict its use of security information and other information that it obtains from its customers in the public security sector. For some of its contracts with government agencies, iASPEC has agreed to keep confidential all technical and commercial secrets obtained during the performance of services under the contract. iASPEC or its shareholders could violate these contractual obligations and laws and regulations by inadvertently or intentionally disclosing confidential information or by otherwise failing to operate its business in a manner that complies with these contractual and legal obligations. A violation of these agreements could result in the significant disruption or shut down of our business or adversely affect our reputation in the market. If iASPEC or its shareholders violate these contractual and legal obligations, we may have to resort to litigation to enforce our rights under our contractual obligations with iASPEC. This litigation could result in the disruption of our business, diversion of our resources and the incurrence of substantial costs.

A majority of the share capital of iASPEC is held by our major shareholder, who may cause these agreements to be amended in a manner that is adverse to us.

Our major shareholder, Jiang Huai Lin, controls iASPEC. As a result, Mr. Lin may be able to cause our commercial arrangements with iASPEC to be amended in a manner that will be adverse to our company, or may be able to cause these agreements not to be renewed, even if their renewal would be beneficial for us. Although we have entered into an agreement that prevents the amendment of these agreements without the approval of the members of our Board other than Mr. Lin, we can provide no assurances that these agreements will not be amended in the future to contain terms that might differ from the terms that are currently in place. These differences may be adverse to our interests.

Our arrangements with iASPEC and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with iASPEC and its shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment.   Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The shares purchased by the investors in our recent private placement transaction are subject to redemption in the event that the PRC government takes action that unwinds our restructuring transaction or turnkey agreement. Any such redemption would materially adversely affect our liquidity and capital resources since we would have to return the funds raised in the private placement.

If any PRC governmental agency takes action that materially and adversely affects the transactions contemplated by the restructuring agreement or the turnkey agreement and we are unable to undo the adverse governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the investors in the private placement transaction that closed on January 31, 2006 and February 5, 2006, within 60 days of the occurrence of such governmental action, then if asked, we are obligated, as liquidated damages, to redeem the shares purchased by such investors, within 30 days of their demand, for an amount equal to the investor’s entire investment amount without interest. If the PRC government takes action that triggers this redemption right, then our liquidity and capital resources would be materially adversely affected as we would be required to return the funds raised in the private placements.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities which could have an adverse effect on our ability to operate in China.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Recent Chinese merger and acquisition regulations may limit our ability as to acquire assets and equity interests of Chinese companies, which could hinder our ability to expand in China and adversely affect our long-term profitability.

On August 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated a set of regulations entitled “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, ” which became effective on September 8, 2006, covering all acquisitions of assets and equity interests of Chinese companies by foreign investors, including overseas companies under the de facto control of Chinese persons or entities. Depending on the structure of the transaction, these regulations will require the target Chinese companies to make a series of applications to the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. If obtained, approvals will have expiration dates by which a transaction must be completed. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly and will permit the government much more extensive scrutiny and control over the terms of the transaction. Therefore acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

The discontinuation of any preferential tax treatments or other incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Our subsidiary Bo Hai Wen is a sino-foreign joint venture enterprise and has enjoyed certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. Accordingly, Bo Hai Wen expects to receive a full exemption from the foreign enterprise income tax or EIT for 2007 and 2008, and a further 12.5%% tax exemption for 2009, 2010 and 2011. However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which will be effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiary will be moved up to a rate of 25% over a five-year grandfather period. We expect the measures to implement this grandfather period to be enacted by the PRC government in the coming months and we will make an assessment of what the impact of the new unified tax law is expected to be in the grandfather period. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions which may affect our ability to sell our securities on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 9, 2007, the closing bid and asked price for our common stock was $7.99 per share. However, trading in our common stock is volatile and our stock price fluctuates. Our stock price has traded under $5.00 per share recently and it may do so again in the future, in which case, it may be designated a “penny stock.” As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Market volatility may affect our stock price, and the value of our common stock may experience sudden decreases.

There has been, and will likely continue to be, significant volatility in the market price of securities of technology companies, including ours. These fluctuations can be unrelated to the operating performance of these companies. Factors such as the following could cause the market price of our common stock to fluctuate substantially:
•	announcements of new products by us or our competitors;
•	litigation involving us;
•	quarterly fluctuations in our financial results or other software companies' financial results;
•	shortfalls in our actual financial results compared to our guidance or results previously forecasted by stock market analysts;
•	acquisitions or strategic alliances by us or our competitors;
•	any stock repurchase program;
•	the gain or loss of a significant customer; and
•	general conditions in the software industry and conditions in the financial markets.

A decline in the market price of our common stock may adversely impact our ability to attract and retain employees. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without his approval.

Mr. Jiang Huai Lin, our Chairman, President and Chief Executive Officer, beneficially owns 63% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 7. FINANCIAL STATEMENTS
See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 25, 2007, our Board of Directors elected to terminate our relationship with our independent registered public accounting firm, Randall N. Drake, C.P.A., P.A., or Drake. Additionally, concurrent with this decision, our board appointed the independent registered public accounting firm of GHP Horwath, P.C., or Horwath, as our new auditor, effective December 31, 2006.

No accountant's report issued by Drake on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

Drake had been appointed on August 5, 2004 and during the period that Drake served as our independent registered public accounting firm and through the date of dismissal, we have not had any disagreements with Drake on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during our two most recent fiscal years (ended December 31, 2006 and 2005) and from January 1, 2007 to date.

We furnished a copy of this disclosure to Drake and requested that Drake furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of the letter was filed by us as Exhibit 16.1 to our current report on Form 8-K, filed January 29, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Jiang Huai Li, our President and Chief Executive Officer and William Ho our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of December 31, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Messrs Lin and Ho concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Significant Employees

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jiang Huai Lin	38	President, Chief Executive Officer, and Chairman of the Board
William Ho	27	Chief Financial Officer
Zhi Xiong Huang	38	Director
Ying Hong	30	Chief Marketing Officer

MR. JIANG HUAI LIN has been a member of our Board of Directors since September 6, 2006 and he became our President and Chief Executive Officer on October 3, 2006. Mr. Lin has also served as the Chairman and Chief Executive Officer of our subsidiary, Bo Hai Wen, since its incorporation in January 2006. During the period from September 2000 to June 2004, Mr. Lin served as the President and Chief Executive Officer of Hong Kong United Development Group, a consolidated enterprise engaging in investment, high technology and education. Before that, during the period from February 1995 through August 2000, Mr. Lin was a Director and the General Manager of Fujian Wild Wolf Electronics Limited, a company engaged in the business of manufacturing electrical consumer products. Mr. Lin holds a Bachelor’s degree from Xiamen University.

MR. WILLIAM HO was appointed as our Chief Financial Officer on March 30, 2007 and has served as our Financial Controller since February 2007. From July 2005 to February 2007, Mr Ho served as a Corporate Finance Executive for First Asia Finance Group Limited and was responsible for advising prospective US listing clients on accounting, deal structure and tax issues. In addition, Mr Ho successfully assisted several Chinese enterprises to list on the NASDAQ OTCBB market. Between September 2002 and June 2005, Mr. Ho served as an auditor in the Assurance and Advisory Services of Deloitte Hong Kong and was responsible for assuring internal controls and advising clients on their accounting issues. In this capacity, Mr Ho assisted in many engagements involving large-sized Hong Kong listed companies. Mr Ho holds a Bachelor Degree of Finance from the City University of Hong Kong. He is also a Hong Kong Certified Public Accountant.

MR. ZHI XIONG HUANG was appointed to our Board of Directors on November 28, 2006. Mr. Huang has also serves as the Vice-President of our subsidiary Bo Hai Wen since its incorporation in January 2006. Since September 2002, he has also been a Vice President of Shenzhen iASPEC Software Engineering Co. Ltd. where he supervises iASPEC’s research and development activities and consults on various types of sophisticated, technical issues. Between July 2001 and March 2002, Mr. Huang served as the CFO and general manager of product development of Shenzhen Runsheng Information Systems Company Ltd. and was responsible for overseeing general operations and the accounting tasks including the handling of all finance-related matters such as financial planning, tax planning and financial forecasting. He holds a B.S. in computer science from Hehai University.

MS. YING HONG became the Chief Marketing Officer of China Public Security Technology, Inc. on February 16, 2007. She has had over 11 years of marketing experience. Ms. Hong has served as a Vice President and the Chief Marketing Officer of Shenzhen (IASPEC) Software Engineering Co., Ltd., the Company’s subcontracting relationship partner since October 2006. Prior to joining iASPEC, Ms. Hong served as a Vice President of WINTEK (Hong Kong) Technology Ltd., a manufacturer of computer chipsets, from July 2003 until September 2004, and as a Marketing Representative of the Indonesia Branch of ZTE Corporation, a major telecommunications equipment provider in China, from September 2000 to June 2003. Ms. Hong graduated from Guizhou University in 1996, with a major in Electronic Science and Technology. Ms. Hong will spend 50% of her time as the Company’s Chief Marketing Officer.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Code of Ethics

On April 1, 2007, our Board of Directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics is incorporated by reference to Exhibit 14 of this filing.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us all such filing requirements applicable to its officers and directors were complied with during the fiscal year ended December 31, 2006.

Board Composition and Committees

The Board of Directors is currently composed of 2 members, Mr. Lin and Mr. Huang. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: John Maguire, our former President and Chief Executive Officer and Jiang Huai Lin, who became our Chief Executive Officer on October 3, 2006 when John Maguire resigned from such position. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
John Maguire, Director and President (1)	2006	-	-	-	-	-	-	-	-
Jiang Huai Lin Chairman, CEO, and President (2)	2006	15,550	-	-	-	-	-	45,000	60,550
_____________________________

Narrative to Summary Compensation Table

(1)	On October 3, 2006, Mr. McGuire resigned as our President and Chief Executive Officer and Mr. Lin became our President and Chief Executive Officer.

(2) On September 6, 2006, Mr. Lin became our Chairman and on October 3, 2006 he became our President and Chief Executive Officer. Before that, Mr. Lin was (and continues to be) the Chairman and Chief Executive Officer of our subsidiary, Bo Hai Wen. The annual, long term and other compensation shown in this table includes the amount Mr. Lin received from Bo Hai Wen prior to during the applicable periods.

(3) This amount constitutes amounts due to iASPEC under the license agreement between iASPEC and Bo Hai Wen. Mr. Lin is the controlling stockholder of iASPEC.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2006.

Additional Narrative Disclosure

All employees of the Company and Bo Hai Wen, including Messrs Lin and Huang and Ms. Hong, have executed our form employment agreement and non-disclosure agreement, which are attached as Exhibits 10.7 and 10.8 to this filing.  Mr. Lin earns RMB 20,000 per month (approximately $2,600) for his services as Chief Executive Officer of the Company and Bo Hai Wen, Mr. Huang earns RMB 15,000 per month (approximately $2,000) for his services as Bo Hai Wen’s Vice President and Ms. Hong earns RMB 15,000 per month (approximately $2,000) for her services as our Chief Marketing Officer. No other benefits have been granted by the Company to officers at this time.

Compensation of Directors

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our directors for services rendered during our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jiang Huai Lin	3,900	N/A	N/A	N/A	N/A	N/A	3,900

Zhi Xiong Huang	1,000	N/A	N/A	N/A	N/A	N/A	1,000

Narrative to Director Compensation Table

Mr. Lin earns RMB 10,000 per month (approximately $1,300) for his services as the Chairman of our Board of Directors and Mr. Huang earns RMB 8,000 per month (approximately $1,000) for his services as our director.
Other than as set forth herein, there have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2006. We do not have non-equity incentive or a deferred compensation plan in which our directors may participate.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of April 9, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Public Security Technology, Inc. Unit D, 4/F, Block 2, Tian An Cyber Park, Chegongmiao, Shenzhen, China 518040.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Common Stock $0.01 par value	Jiang Huai Lin	CEO and Chairman	24,867,935 (3)	63%
Common Stock $0.01 par value	Zhi Xiong Huang	Director	0	*
Common Stock $0.01 par value	Total Devices Management, Ltd.		3,150,000	8%
5% Share Holders
Common Stock $0.01 par value	Barry M. Kitt (4) 4965 Preston Park Blvd., Suite 240 Plano, TX 75093		7,868,422	19.96%
Officers and Directors as a Group
Common Stock $0.01 par value	(2 persons named above)		24,867,935	63%
* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 39,418,720 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 3,150,000 shares of our common stock held by Mr. Lin indirectly through, Total Devices Management, Ltd., an entity that is wholly-owned by Mr. Lin.

(4) Includes 3,934,211 shares of our common stock owned by The Pinnacle Fund, L.P., or Pinnacle, of which Pinnacle Advisors, L.P. is the general partner, of which Pinnacle Fund Management, L.L.C. is the general partner, of which Barry M. Kitt is the sole member; and 3,934,211 shares of our common stock owned by Pinnacle China Fund, L.P., or Pinnacle China, of which Pinnacle China Advisors, L.P. is the general partner, of which Pinnacle China Management, L.L.C. is the general partner, of which Kitt China Management, L.L.C. is the manager, of which Barry M. Kitt is the sole member. As a result, Barry M. Kitt is deemed to be the beneficial owner of the shares held of record by Pinnacle and Pinnacle China.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

The following discloses transactions with related persons entered into by both China Public Security Technology and Bo Hai Wen over the past two years.

On October 20, 2006, our subsidiary, Bo Hai Wen, iASPEC and Mr. Lin, the sole stockholder of iASPEC, entered into a software license agreement. Under the terms of the software license agreement, Bo Hai Wen was granted an exclusive license to use various different software that was developed by iASPEC and necessary to operate the business of servicing the iASPEC customers through the turnkey agreement. In consideration for the license, Bo Hai Wen transferred to Mr. Lin 16,898,714 shares of our common stock valued at $0.58. The closing of the transactions contemplated by the software license agreement occurred on November 13, 2006. The shares transferred to Mr. Lin under the software license agreement constituted 53.5% of our issued and outstanding common stock on that date.

On October 9, 2006, Bo Hai Wen, entered into an exclusive turnkey agreement with iASPEC, which was amended and restated on January 31, 2007. The turnkey agreement provides for an exclusive subcontracting arrangement under which iASPEC, as master contractor and systems integrator with various licenses and permits, exclusively engages Bo Hai Wen as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data). Furthermore, under the terms of the turnkey agreement, iASPEC, re-granted to Bo Hai Wen the software license that had been held by Bo Hai Wen under the terminated software license agreement, and iASPEC licensed back from Bo Hai Wen the use of the same technology on a limited basis to be used solely in connection with the performance by iASPEC of its existing customer contracts. The turnkey agreement also provides for a revenue sharing arrangement between iASPEC and Bo Hai Wen where Bo Hai Wen will receive between 90% and 100% of the revenues actually received by iASPEC from servicing contracts involving any iASPEC business. We are obligated under the terms of the turnkey agreement to pay for our own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement. As of December 31, 2006, iASPEC owes us $1,185,449 in connection with our performance of the turnkey agreement and $154,710 for funds advanced to iASPEC for marketing activities in support of the turnkey agreement.

On November 9, 2006, we consummated the transactions contemplated by a stock purchase agreement, dated October 16, 2006, between our subsidiary Bo Hai Wen and Mr. Lin. Pursuant to the stock purchase agreement, Mr. Lin acquired 8,601,286 shares of our common stock, representing 58.91% of our issued and outstanding common stock at the time of the acquisition. In consideration for those shares, Mr. Lin caused iASPEC to transfer to Bo Hai Wen, RMB 14,000,000 in cash (approximately $1,750,000) and all of the accounts receivable of iASPEC as of August 31, 2006, which were valued by the parties at RMB 27,286,172 (approximately $3,410,771). No provision for doubtful accounts was made for the accounts receivable balance. At the closing of the stock purchase agreement, Mr. Lin became our controlling shareholder.

On January 31, 2007, our Board of Directors recommended and our stockholders approved the rescission and simultaneous restructuring of the arrangements provided for by the CPSH transaction, the Bo Hai Wen transactions and the software license agreement, pursuant to a rescission; termination and share exchange agreement among ourselves, Bo Hai Wen, CPSH, iASPEC and iASPEC’s shareholders, including Mr. Lin. Pursuant to this restructuring agreement, the parties agreed: (1) to rescind the CPSH transaction whereby we returned the CPSH shares to Mr. Lin in exchange for his return of the US$50,000 purchase price; (2) to terminate the software license agreement and return the 16,898,714 shares of our common stock to us; (3) to terminate the stock purchase agreement, return to iASPEC the payments and rights received by Bo Hai Wen and return the 8,601,286 shares of our common stock to us; and (4) that Mr. Lin will exchange all the issued and outstanding stock of CPSH for 25,500,00 shares of our common stock, the sum of the shares Mr. Lin personally received pursuant to the software license agreement and the stock purchase agreement. As a result of the transactions effected under the restructuring agreement, Mr. Lin became the beneficial owner of 24,867,935 shares of our common stock in the aggregate, which, as of January 31, 2007, constituted 63.4% of our issued and outstanding common stock. Mr. Lin has since transferred, 132,065 of these shares and now holds 21,717,935 of these shares directly and 3,150,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

Prior to being subject to the Sarbanes-Oxley Act of 2002, in July 2006 Bo Ha Wen advanced funds to Hong Kong United Development Group Limited, a company that is 51% controlled by Mr. Lin, for use as working capital. At December 31, 2006 the balance owed by Hong Kong United Development Group Limited was $115,312, however, this balance was fully paid on April 6, 2007.

From time to time Mr. Lin has advanced us various amounts of funds for our working capital. As of December 31, 2006, we owe Mr. Lin $82,304.

At December 31 2006, related party receivables and amount due to a director consist of:

Due from related company
Shenzhen iASPEC Software Engineering Co. Ltd. (The Predecessor)
Revenues under the Turnkey Agreement	$1,185,449
Annual fee (prorated) payable to iASPEC under the turnkey agreement	(45,000)
Other advances	154,710
1,295,159
Hong Kong United Development Group Limited	115,312
1,410,471

Due to a director
Lin Jiang Huai	$82,304

At December 31 2006, amount due from iASPEC represent amounts earned under the Business Turnkey Agreement, as follows:

Revenues, per contracts	$2,677,498
Cost of sales incurred by iASPEC	(858,149)
Expenses paid by iASPEC on behalf of Bo Hai Wen	(633,900)
Net	$1,185,449

Annual fee (prorated) payable to iASPEC under the turnkey agreement	$45,000

(1) The revenue transmitted from iASPEC represents revenue from the exclusive subcontracting activities generated under the Business Turnkey Agreement signed on October 8, 2006. The agreement was amended and restated on January 31, 2007.

Director Independence

The Board of Directors is currently composed of 2 members, Mr. Lin and Mr. Huang. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1*
Amended and Restated Articles of Incorporation of the Registrant, as filed with the Secretary of State of Florida on January 25, 2006 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on January 26, 2006).

3.2*	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2 filed by the Company on March 1, 2006).
4.1*
Registration Rights Agreement, dated January 31, 2007, among Irish Mag, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed by the Company on February 1, 2007).

4.2 *
Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among China Public Security Technology, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to that current report on Form 8-K filed by the Company on March 20, 2007).

10.1*
Securities Purchase Agreement, dated January 16, 2007, among Irish Mag, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.2*
Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among Irish Mag, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.3*
Make Good Escrow Agreement, dated January 31, 2007, among Irish Mag, Inc., Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.4*
Lockup Agreement, dated January 31, 2007, among Irish Mag, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5*
Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Bo Hai Wen Technology (Shenzhen) Company Limited, China Public Security Holdings Limited and Irish Mag, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6*
Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Bo Hai Wen Technology (Shenzhen) Company Limited and Shenzhen iASPEC Software Engineering Company Limited and the shareholders of iASPEC party thereto (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7	English Translation of Form of China Public Security Technology, Inc. Employment Agreement
10.8	English Translation of Form of China Public Security Technology, Inc. Non-Disclosure Agreement
10.9	Letter Agreement, dated March 29, 2007, among China Public Security Technology, Inc. and the stockholders signatory thereto.
14	Code of Ethics, adopted on April 1, 2007.
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference as indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2005 and the combined period ended December 31, 2006 were $40,000 and $120,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0and $0, respectively.

Pre-Approval Policies and Procedures

On January 25, 2007, our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2006 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the review for the quarter ended September 30, 2007 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our Board of Directors also appointed and authorized Mr. Lin to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the Board of Directors is 100%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

Dated: April 13, 2007	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/Jiang Huai Lin Jiang Huai Lin	Chairman and Chief Executive Officer	April 13, 2007
/s/ Zhi Xiong Huang Zhi Xiong Huang	Director	April 13, 2007
/s/William Ho William Ho	Chief Financial Officer	April 13, 2007

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005
PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006
PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31, 2006

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
China Public Security Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Public Security Technology, Inc. and subsidiaries (Successor) (Note 1) as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the period from January 17, 2006 to December 31, 2006 (Successor Period); and we have audited the statements of income and comprehensive income, stockholders’ equity and cash flows of Shenzhen iASPEC Software Engineering Company Limited (Predecessor) (Note 1) for the period from January 1, 2006 to October 8, 2006 (Predecessor Period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Public Security Technology, Inc. and its subsidiaries at December 31, 2006, and the consolidated results of their operations and cash flows for the Successor Period and the results of operations and cash flows of Shenzhen iASPEC Software Engineering Company Limited for the Predecessor Period, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, China Public Security Technology, Inc. succeeded to the business operations of the Predecessor on October 9, 2006. As a result, the financial statements of the Successor and the Predecessor are not comparable in all respects.

GHP Horwath, P.C.
Denver, Colorado
April 10, 2007

Madsen & Associates CPAs, Inc.
684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Shenzhen iASPEC Software Engineering Co. Limited
(Incorporated in the People’s Republic of China)

We have audited the accompanying balance sheets of Shenzhen iASPEC Software Engineering Co. Limited as of December 31, 2005 and 2004 and the related statements of operations and comprehensive income, stockholder’s equity, and cash flows for the year ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shenzhen iASPEC Software Engineering Co. Limited. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPAs, Inc.

Murray, Utah
August 11, 2006

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31 2005
PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006
PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

The consolidated statements of operations for the year ended December 31, 2005 and for the period from January 1 to October 8, 2006 reflect operations of the Predecessor Company. (See Note 1 to the consolidated financial statements)

		PREDECESSOR		SUCCESSOR
			JANUARY 1	JANUARY 17
		YEAR ENDED	THROUGH	THROUGH
		DECEMBER 31	OCTOBER 8	DECEMBER 31
	NOTES	2005	2006	2006

REVENUE - THIRD PARTIES		$5,023,065	$9,644,332	$989,755

REVENUE - RELATED PARTY	5	-	-	1,185,449

TOTAL REVENUES		5,023,065	9,644,332	2,175,204

COST OF REVENUES		(2,292,785)	(3,739,518)	(89,934)

GROSS PROFIT		2,730,280	5,904,814	2,085,270

ADMINISTRATIVE EXPENSES		(474,822)	(924,196)	(97,510)
ANNUAL FEE TO iASPEC		-	-	(45,000)
SELLING EXPENSES		(184,494)	(157,855)	(60,013)

INCOME FROM OPERATIONS		2,070,964	4,822,763	1,882,747

OTHER INCOME		62,296	6,584	1,305

INCOME BEFORE TAX		2,133,260	4,829,347	1,884,052

INCOME TAXES	3	(321,000)	(749,381)	(289,403)

NET INCOME		1,812,260	4,079,966	1,594,649

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT		-	268,305	-

COMPREHENSIVE INCOME		$1,812,260	$4,348,271	$1,594,649

WEIGHTED AVERAGE NUMBER
OF SHARES		N/A	N/A	26,958,104

BASIC AND DILUTED
EARNINGS PER SHARE		N/A	N/A	$0.06

The accompanying notes are in integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

	NOTES

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$172,316
Related party receivables	5	1,410,471
Advances receivable	4	332,479
Other receivables and deposits		243,948

TOTAL CURRENT ASSETS		2,159,214

PROPERTY AND EQUIPMENT	6	49,826

TOTAL ASSETS		$2,209,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Advances payable	7	$200,000
Accrued expenses		66,832
Tax payable		215,255
Amounts due to a director	5	82,304

TOTAL CURRENT LIABILTIES		564,391

STOCKHOLDERS' EQUITY
Common stock, par $0.01
Authorized capital, 75,000,000 shares
Shares issued and outstanding 31,550,298 shares		50,000
Reserves	8	159,465
Retained earnings		1,435,184

TOTAL STOCKHOLDERS' EQUITY		1,644,649

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY		$2,209,040

The accompanying notes are in integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31 2005
PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006
PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

The consolidated statements of stockholders’ equity for the year ended December 31, 2005 and for the period from January 1 to October 8, 2006 reflects equity of the Predecessor Company. (See Note 1 to the consolidated financial statements)

						Accumulated
	Common stock			Retained		other
	par value $0.12		Additional	earnings		comprehensive
	Shares	Amount	paid-in capital	(deficit)	Reserve	income	Total
THE PREDECESSOR:

Balance as at January 1, 2005	30,000,000	$3,642,000	$665,548	$(965,334)	$-	$-	$3,342,214

Net income for the year ended
December 31, 2005	-	-	-	1,812,260	-	-	1,812,260

Balance as at January 1, 2006	30,000,000	3,642,000	665,548	846,926	-	-	5,154,474

Net income for the period from January, 1, 2006
through October 8, 2006	-	-	-	4,079,966	-	-	4,079,966
Foreign currency translation adjustments	-	-	-	-	-	268,305	268,305
Transfer to reserve	-	-	-	(774,551)	774,551	-	-
Balance as at October 8, 2006	30,000,000	$3,642,000	$665,548	$4,152,341	$774,551	$268,305	$9,502,745

					Accumulated
	Common stock				other
	par value $0.01		Retained		comprehensive
	Shares	Amount	earnings	Reserve	income	Total
THE SUCCESSOR:

Capital contribution January 17, 2006	25,500,000	$50,000	$-	$-	$-	$50,000
Acquisition of Irish Mag Inc.	6,050,298	-	-	-	-	-
Net income from January 17, 2006
through December 31, 2006	-	-	1,594,649	-	-	1,594,649
Transfer to reserve	-	-	(159,465)	159,465	-	-
Balance as at December 31, 2006	31,550,298	$50,000	$1,435,184	$159,465	$-	$1,644,649

The accompanying notes are in integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31 2005
PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006
PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

The consolidated statements of cash flows for the year ended December 31 2005 and for the period from January 1 to October 8, 2006 reflect operations of the Predecessor Company.

	PREDECESSOR		SUCCESSOR
		JANUARY 1	JANUARY 17
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31,	OCTOBER 8,	DECMBER 31,
	2005	2006	2006
OPERATING ACTIVITIES
Net income	$1,812,260	$4,079,966	$1,594,649
Adjustments to reconcile net income
to net cash providing from operations
Depreciation	362,970	422,946	1,131
Amortization of intangible assets	61,122	105,630	-

Changes in operating assets and liabilties
(Increase) decrease in inventories	(274,288)	203,236	-
Increase in trade and other receivables	(1,632,279)	1,516,215	(243,948)
Increase in related parties receivables	-	-	(1,295,159)
Increase in trade payables	6,956	150,266	-
Increase in accrued expenses	40,640	(11,332)	66,832
Increase in tax payable	-	354,520	215,255

Net cash provided by operating activities	377,381	6,821,447	338,760

INVESTING ACTIVITIES
Advances to third parties	-	-	(332,479)
Advances to related parties	-	(1,563,806)	(115,312)
Purchase of plant and equipment	(30,876)	(3,329,474)	(50,957)
Capitalised software development cost	(331,491)	(102,953)	-

Net cash used in investing activities	(362,367)	(4,996,233)	(498,748)

FINANCING ACTIVITIES
Advances payable	-	-	200,000
Amount due to stockholder	-	-	82,304
Short term loan	-	632,591	-
Capital contribution	-	-	50,000

Net cash provided by financing activities	-	632,591	332,304

NET INCREASE IN CASH AND CASH
EQUIVALENTS	15,014	2,457,805	172,316

EFFECT OF EXCHANGE RATE ON CASH	-	65,740	-

CASH AND CASH EQUIVALENTS, BEGINNNING	42,744	57,758	-

CASH AND CASH EQUIVALENTS, ENDING	$57,758	$2,581,303	$172,316

Supplemnetal disclosure of cash flow information
Income tax paid	$159,380	$508,712	$74,148

The accompanying notes are in integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31 2005
PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006
PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Public Security Technology, Inc. (formerly, Irish Mag, Inc.) (“CPST”) is a provider of integrated solutions for the public security sector in the People’s Republic of China (“PRC”), specializing in providing public security information communication applications and Geographic Information Systems (“GIS”) software services. These services are provided through CPST’s wholly owned subsidiary, Bo Hai Wen Technology (Shenzhen) Company (“Bo Hai Wen”). As further described below, prior to October 9, 2006, these business operations were performed by CPST’s predecessor, Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”). The majority owner of both CPST and iASPEC is Mr Lin Jiang Huai (“Lin”). Prior to October 9, 2006, the Company was a privately owned entity formed as a British Virgin Island holding company (“CPST BVI”). Through a series of transactions commencing on September 6, 2006, CPST BVI and Irish Mag, Inc. (“Irish Mag”), a public shell company, entered into a reverse merger whereby Irish Mag acquired all the outstanding common stock of CPST BVI (the “Acquisition”). For accounting purposes, the Acquisition of CPST BVI by Irish Mag has been recorded as a reverse acquisition of a public shell and a recapitalization of CPST BVI based on factors demonstrating that CPST BVI represents the accounting acquirer. The Acquisition is equivalent to the issuance of stock by CPST BVI for the net monetary assets (which were not significant) of Irish Mag. The shareholders of CPST BVI received approximately 81% of the post-Acquisition common stock of Irish Mag. In addition, post-Acquisition management personnel and the board of directors of the Company now consist of individuals previously holding such positions with CPST BVI. The historical shareholders’ equity of CPST BVI prior to the Acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the Acquisition. The restated consolidated retained earnings of CPST BVI have been carried forward after the Acquisition. Immediately prior to the Acquisition, Irish Mag. was essentially a shell company. Irish Mag changed its name to China Public Security Technology, Inc. (the “Company”) in January 2007. Prior to the Acquisition, Irish Mag had 1,350,000 shares of common stock outstanding. On October 2, 2006, Irish Mag effected a forward stock split of 4.44444444:1, which increased the issued share capital to 6,000,000 shares of common stock. Share and per share amounts have been retroactively restated to reflect the forward stock splits.

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

October 24, 2006, the Company issued an additional 50,298 shares to the former majority shareholder of Irish Mag in connection with the Acquisition.

On October 9, 2006, Bo Hai Wen entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with Shenzhen iASPEC Software Engineering Company Limited (“iASPEC”), a PRC company controlled by Lin. iASPEC is a software development company that sells Public (“PGIS”) and Civil Geographic Information Systems (“CGIS”) to government and private customers in the PRC. Under the Turnkey Agreement, Bo Hai Wen is to pay an annual fee of $180,000 to iASPEC and is to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90%, depending on the contract, of contract amounts. In addition, under the Turnkey Agreement, iASPEC granted Bo Hai Wen an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to Bo Hai Wen under the Turnkey Agreement. Accordingly, Bo Hai Wen essentially succeeded to the business operations of iASPEC and iASPEC is considered the Predecessor to Bo Hai Wen. The financial statements for the year ended December 31, 2005 and the period from January 1, 2006 through October 8, 2006 (the “Predecessor Period”) reflect the results of operations of iASPEC (the “Predecessor”). The financial statements for the period from January 17, 2006 through December 31, 2006 (the “Successor Period”) reflect the results of operations of CPST BVI (the “Successor”). Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of consolidation

The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

(b) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of property and equipment are as follows:

Office equipment	5 years
Electronics equipment	5 years

Maintenance and repairs costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There were no impairments of long-lived assets as of December 31, 2006.

(d) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, related party receivables and payables, other receivables, other payables, tax payables and amount due to a director. Management has estimated that the carrying amount of cash and cash equivalents, other receivables, other payables and tax payables approximates their fair value due to their short-term nature. The fair value of the related party receivables and amounts due to a director is not practicable to estimate due to the related party nature of the transactions.

(e) Concentration of Risks

During the year ended December 31, 2005, 1 customer accounted for 35% of third party revenues. During the period from January 1, 2006 through October 8, 2006, no customer accounted for over 10% of third party revenues. During the period from January 17, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

through December 31, 2006, no customer accounted for greater than 10% of third party revenues.

Only entities that possess the necessary government licenses and approvals may obtain certain PGIS contracts with PRC Government customers and, because Bo Hai Wen is considered a foreign owned entity in the PRC, it cannot possess these licenses and approvals. Instead Bo Hai Wen relies exclusively on iASPEC to solicit and obtain PGIS contracts, which Bo Hai Wen will then fulfill under the Turnkey Agreement. During the Successor Period, Bo Hai Wen had neither the PRC required licenses nor the workforce necessary to perform under the Turnkey Agreement and relied upon iASPEC’s licenses and workforce to fulfill its obligations thereunder. During the Successor Period, many of the expenses of the Company were incurred and paid by iASPEC. In accordance with SEC staff Accounting Bulletin 55, the Successor Period financial statements reflect all of the costs associated with the operations of Bo Hai Wen. Because iASPEC fulfilled all obligations for contracts under the Turnkey Agreement, substantially all costs incurred and paid for by iASPEC during the Successor Period have been allocated to Bo Hai Wen. Management believes that this method of allocation is reasonable. Accordingly amounts reported by Bo Hai Wen under the Turnkey Agreement reflect contract amounts net of costs incurred by iASPEC. Amounts reported by Bo Hai Wen represent approximately 55% of total revenues during the Successor Period. Bo Hai Wen expects to continue to rely exclusively on iASPEC to execute these PGIS contracts. During the Successor Period, 2 customers accounted for 13% and 29% of gross revenues under the Turnkey Agreement.

(f) Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(g) Revenue Recognition

During the Predecessor Period, revenues from products were recognized only when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price to the customer was fixed or determinable, and collectibility was reasonably assured. Generally, revenue was recognized (1) upon shipment for equipment and software, (2) as work was performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Revenue Recognition (Continued)

During the Successor Period, Bo Hai Wen generated revenues from CGIS contracts with its customers. Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”.

In addition, during the Successor Period Bo Hai Wen generated revenues under the Turnkey Agreement. Through December 31, 2006, Bo Hai Wen had neither the PRC required licenses nor the workforce necessary to perform under the Turnkey Agreement and relied upon iASPEC’s licenses and workforce to fulfill its obligations thereunder. Because iASPEC maintains all customer relationships, procures the hardware required for each contract, and provides the workforce and facilities necessary to fulfill contracts, amounts reported by Bo Hai Wen under the Turnkey Agreement reflect contract amounts net of costs incurred by iASPEC.

The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers’ use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.

(h) Foreign Currency Translation

The functional currency of Bo Hai Wen is Renminbi (RMB) and the RMB is not freely convertible into foreign currencies. Bo Hai Wen maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. Transaction gains or losses were not significant for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On October 9, 2006, in connection with the Acquisition, the Company adopted the United States dollar as its reporting currency. The financial statements for the Predecessor Period have been recast using a method consistent with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” to reflect the United States dollar as if the United States dollar had been used for the Predecessor Period.

Accordingly, for financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates adopted are as follows:-

	December 31 2006	October 8 2006	2005
Year / Period end exchange rate	7.805	7.904	8.237
Average yearly / period exchange rate	7.805	8.000	8.237

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(i) Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. There were no research and development expenses in the Predecessor and Successor Periods. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Software development costs of $331,491 and $102,953 were capitalized during the year ended December 31, 2005 and the period from January 1, 2006 through October 8, 2006 respectively. No software development costs were capitalized in the Successor Period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the Predecessor Period from January 1, 2006 through October 8, 2006 and the year ended December 31, 2005 , amortization expense of approximately $106,000 and $61,000, respectively was charged to income.

(j) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(k) Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

(l) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. There were no outstanding dilutive securities during 2006.

(m) Sales, use and other Value Added Tax

Revenue is recorded net of applicable state, use and other Value Added Tax.

(n) Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as a recently completed assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

3. INCOME TAXES

Pre-tax income for the Predecessor and Successor periods was taxable in the PRC. The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone, to income tax expense is as follows:

	Predecessor		Successor
		January 1	January 17
	Year ended	through	through
	December 31	October 8	December 31
	2005	2006	2006

PRC Federal statutory tax rate	15%	15%	15%

Computed expected income tax expense	$319,989	$724,402	$282,607
Permanent differences	1,011	24,979	6,796

Income taxes	$321,000	$749,381	$289,403

The Company is governed by the Income Tax Laws of the PRC. The statutory rate for Enterprise Income Tax is 33%. As both the Predecessor and Successor companies are situated in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax of 15%.

4. ADVANCES RECEIVABLE

At December 3,1 2006, advances receivable represent amounts advanced to Shenzhen Zhenheng Electronics Technology Limited, an unrelated third party, for working capital. The advances are unsecured, bear interest at 9.6% per annum and were collected in full on March 28, 2007.

5. RELATED PARTY BALANCES AND TRANSACTIONS

At December 31 2006, related party receivables and amount due to a director consist of:

Due from related company
Shenzhen iASPEC Software Engineering Co. Ltd. (The Predecessor)
Revenues under the Turnkey Agreement	$1,185,449
Fee payable under the Turnkey Agreement	(45,000)
Other advances	154,710
1,295,159
Hong Kong United Development Group Limited	115,312
$1,410,471

Due to a director
Lin Jiang Huai	$82,304

At December 31 2006, the amount due from iASPEC represents amounts earned under the Turnkey Agreement, as follows:

Revenues, per contracts	$2,677,498
Cost of sales incurred by iASPEC	(858,149)
Expenses paid by iASPEC on behalf of Bo Hai Wen	(633,900)
Net	$1,185,449

Fee payable to iASPEC under the Turnkey Agreement	$45,000

Hong Kong United Development Group Limited is 51% controlled by Lin, The amount represents advances to the company as working capital and is unsecured, interest free and were repaid in full on April 6, 2007.

The amount due to Mr. Lin represents advances to the Company as working capital. The amount is unsecured, non-interest bearing and is due on demand.

6. PLANT AND EQUIPMENT

At December 31, 2006, plant and equipment consist of:

At cost:
Office equipment	$12,830
Electronics equipment	38,127
50,957

Accumulated depreciation	(1,131)

$49,826

7 ADVANCES PAYABLE

At December 31, 2006, advances payable represent amounts advanced by an unrelated third party in December 2006. These advances were interest-free, unsecured and were repaid in full in February 2007.

8. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of Bo Hai Wen, appropriations of net income as reflected in its PRC statutory financial statements are to be allocated to statutory reserve, as determined by resolution of the Board of Directors. Through December 31, 2006, $159,465 has been appropriated.

9. SUBSEQUENT EVENTS

On January 16, 2007, the Company entered into a Securities Purchase Agreement (“SPA”) with 2 investors (the “Investors”), pursuant to which the Company is to issue 7,868,422 shares of common stock for $1.90 per share in a private placement. On January 31, 2007, one half of the shares was issued and on February 6, 2007 the second half was issued. The Company paid fees in connection with the SPA of approximately $670,000 and issued warrants to purchase 786,841 shares of common stock for $2.28 per share. The warrants have a five year term and were immediately exercisable. Net proceeds to the Company were approximately $14,280,000. On January 31, 2007, the Company executed a Registration Rights Agreement in connection with the SPA, under which the SPA shares are to be registered under the Securities Act of 1933. Concurrently with the execution of the SPA, Lin executed an escrow agreement (the “Make Good Escrow Agreement”) with the Investors pursuant to which Lin agreed to certain “make good” provisions in the event that the Company did not meet certain income thresholds for fiscal years 2007 and 2008. Pursuant to the Make Good Escrow Agreement, Lin established an escrow account and delivered to the escrow agent certificates evidencing 7,894,736 shares of the Company’s common stock held by him (the “Make Good Shares”) along with blank stock powers, to be held for the benefit of the Investors. Lin agreed that if the after tax net income (ATNI) for the Company’s 2007 and 2008 fiscal years does not meet specified thresholds, then he

9. SUBSEQUENT EVENTS (CONTINUED)

will transfer to the Investors, on a pro rata basis, 3,947,368 shares of the Company’s common stock that are currently owned by him.

On March 30, 2007, the Company obtained PRC regulatory approval for its acquisition of the land use rights underlying its purchase of approximately 1,200 square meters of new office space. Under PRC regulations, the land on which the office space sits is held under a 50-year lease with the PRC government, of which 40 years remain at December 31, 2006. The new office space cost approximately $2,850,000, which was paid on March 20, 2007. The office space is expected to be ready for occupancy in June 2007.

EXHIBITS

Exhibit No.	Description
3.1*
Amended and Restated Articles of Incorporation of the Registrant, as filed with the Secretary of State of Florida on January 25, 2006 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on January 26, 2006).

3.2*	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2 filed by the Company on March 1, 2006).
4.1*
Registration Rights Agreement, dated January 31, 2007, among Irish Mag, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed by the Company on February 1, 2007).

4.2*
Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among China Public Security Technology, Inc. and the investors signatory thereto  (incorporated by reference to Exhibit 4.1 to that current report on Form 8-K filed by the Company on March 20, 2007).

10.1*
Securities Purchase Agreement, dated January 16, 2007, among Irish Mag, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.2*
Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among Irish Mag, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.3*
Make Good Escrow Agreement, dated January 31, 2007, among Irish Mag, Inc., Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.4*
Lockup Agreement, dated January 31, 2007, among Irish Mag, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5*
Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Bo Hai Wen Technology (Shenzhen) Company Limited, China Public Security Holdings Limited and Irish Mag, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6*
Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Bo Hai Wen Technology (Shenzhen) Company Limited and Shenzhen iASPEC Software Engineering Company Limited and the shareholders of iASPEC party thereto (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7	English Translation of Form of China Public Security Technology, Inc. Employment Agreement.

10.8	English Translation of Form of China Public Security Technology, Inc. Non-Disclosure Agreement.
10.9	Letter Agreement, dated March 29, 2007, among China Public Security Technology, Inc., and the investors and stockholder signatory thereto.
14	Code of Ethics, adopted on April 1, 2007.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.