Form 10QSB
period 2007-03-31
China Public Security Technology, Inc.
filed 2007-05-18
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-132119

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-1944687
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

Unit D, Block 2, Tian An Cyber Park, Chegongmiao Shenzhen, Guangdong, 518040 People’s Republic of China
(Address of Principal Executive Offices)

(+86) 755 -8835-2899
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X            No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____         No    X

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	39,418,720

Transitional Small Business Disclosure Format (check one): Yes ____         No_X__

CHINA PUBLIC SECURITY TECHNOLOGY, INC. CONDENSED
CONSOLIDATED BALANCE SHEETS

	NOTES	DECEMBER 31	MARCH 31
		2006	2007
			(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$172,316	$4,794,688
Accounts receivable		-	247,849
Prepaid expenses - related party	5	-	1,500,000
Amount due from a director	5	-	251,365
Related party receivables	5	1,410,471	3,435,112
Advances receivable	4	332,479	-
Other receivables and deposits		243,948	8,695

TOTAL CURRENT ASSETS		2,159,214	10,237,709

NON-CURRENT ASSETS
Property and equipment	6	49,826	3,665,346
Prepaid expenses - related party	5	-	3,886,997

TOTAL NON-CURRENT ASSETS		49,826	7,552,343

TOTAL ASSETS		$2,209,040	$17,790,052

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advances payable	7	$200,000	$-
Accrued expenses		66,832	42,858
Tax payable		215,255	558,863
Amounts due to a director	5	82,304	82,304

TOTAL CURRENT LIABILITIES		564,391	684,025

STOCKHOLDERS' EQUITY
Common stock, par $0.01
Authorized capital, 75,000,000 shares
Shares issued and outstanding (2007: 39,418,720
2006: 31,550,298 shares)		50,000	128,684
Additional paid-in capital		-	13,232,527
Reserves	8	159,465	371,419
Retained earnings		1,435,184	3,362,079
Translation reserve		-	11,318

TOTAL STOCKHOLDERS' EQUITY		1,644,649	17,106,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,209,040	$17,790,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

The consolidated statement of income and comprehensive income for the three months ended March 31, 2006 reflects operations of the Predecessor Company. (See Note 1 to the condensed consolidated financial statements)

		PREDECESSOR	SUCCESSOR
		THREE MONTHS	THREE MONTH
		ENDED	ENDED
		MARCH 31	MARCH 31
	NOTES	2006	2007

REVENUE - THIRD PARTIES		$1,705,507	$1,213,318

REVENUE - RELATED PARTY	5	-	1,818,823

TOTAL REVENUES		1,705,507	3,032,141

COST OF REVENUES		(475,940)	(210,712)

GROSS PROFIT		1,229,567	2,821,429

ADMINISTRATIVE EXPENSES		(173,413)	(198,990)
ANNUAL FEE TO iASPEC		-	(45,000)
SELLING EXPENSES		(67,629)	(68,669)

INCOME FROM OPERATIONS		988,525	2,508,770

OTHER INCOME		-	7,525

INCOME BEFORE TAX		988,525	2,516,295

INCOME TAXES	3	(157,546)	(377,444)

NET INCOME		830,979	2,138,851

FOREIGN CURRENCY TRANSLATION ADJUSTMENT		141,573	11,318

COMPREHENSIVE INCOME		$972,552	$2,150,169

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC		N/A	36,446,205
DILUTED		N/A	36,760,592

EARNINGS PER SHARE
BASIC		N/A	$0.06
DILUTED		N/A	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

The consolidated statement of cash flows for the three months ended March 31, 2006 reflect operations of the Predecessor Company. (See Note 1 to the condensed consolidated financial statements)

	PREDECESSOR	SUCCESSOR
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2006	2007
OPERATING ACTIVITIES
Net income	$830,979	$2,138,851
Adjustments to reconcile net income to net cash providing from operations
Depreciation	92,146	31,657
Amortization of intangible assets	15,700	-

Changes in operating assets and liabilities
Decrease in inventories	75,571	-
Decrease (Increase) in trade and other receivables	679,818	(12,596)
Increase in related parties receivables	(238,126)	(1,774,640)
Increase in prepaid expenses - related party	-	(5,386,997)
Increase in trade payables	21,603	-
Decrease in accrued expenses	(140,933)	(23,974)
Increase (decrease) in tax payable	150,785	343,608

Net cash provided by operating activities	1,487,543	(4,684,091)

INVESTING ACTIVITIES
Advances to third parties	(424,969)	332,479
Amount due from a director	-	(251,365)
Advances to related parties	-	(250,001)
Purchase of plant and equipment	(1,073)	(3,646,823)
Capitalised software development cost	(102,125)	-

Net cash used in investing activities	(528,167)	(3,815,710)

FINANCING ACTIVITIES
Advances payable	-	(200,000)
Cash from private placement of common stock	-	13,311,211

Net cash provided by financing activities	-	13,111,211

NET INCREASE IN CASH AND CASH EQUIVALENTS	959,376	3,924,194

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,663	10,962

CASH AND CASH EQUIVALENTS, BEGINNING	57,758	172,316

CASH AND CASH EQUIVALENTS, ENDING	$1,018,797	$4,107,472

Supplemental disclosure of cash flow information
Income tax paid	$-	$33,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Public Security Technology, Inc. and its subsidiaries, formerly Irish Mag Inc. (the "Company" or the "Successor") is a provider of integrated solutions for the public security sector in China, specializing in providing public security information technology and Geographic Information Systems or GIS software operating services.

Reverse Merger Transaction

Between September 6, 2006 and January 31, 2007, the Company consummated a series of transactions whereby it purchased all the issued and outstanding stock of China Public Security Holdings ("CPSH") from our current Chairman and Executive Officer, Jiang Huai Lin ("Mr. Lin"), for 25,500,000 shares of our common stock. As a result of these transactions, CPSH and its wholly-owned subsidiary, Public Security Technology (PRC) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Co. Ltd.) ("Public Security"), became the Company’s wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of almost 81% of the Company’s issued and outstanding common stock.

Business Turnkey Agreement

On October 9, 2006, Public Security, entered into a Business Turnkey Agreement, as amended (the "Turnkey Agreement") with Shenzhen iASPEC Software Engineering Company Limited ("iASPEC" or the "Predecessor"), a PRC company controlled by Mr. Lin, who is also the President and Chief Executive Officer of the Company. iASPEC is a software development company that provides public security information technology and Public ("PGIS") and Civil Geographic Information Systems ("CGIS") operating services to government and private customers in the PRC. Under the Turnkey Agreement, Public Security is to pay an annual fee of $180,000 to iASPEC and is to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenues from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to Public Security under the Turnkey Agreement. Accordingly, Public Security essentially succeeded to the business operations of iASPEC and iASPEC is considered the Predecessor to Public Security. Although the Successor was formed on January 17, 2006, it had no operations in the period from January 17, 2006 through March 31, 2006. Accordingly the accompanying financial statements for the period from January 1, 2006 through March 31, 2006 (the "Predecessor Period") reflect the results of operations of iASPEC (the "Predecessor"). The accompanying financial statements for the period from January 1, 2007 through March 31, 2007 (the "Successor Period") reflect the results of operations of CPSH. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects.

The unaudited condensed consolidated financial statements of Company and iASPEC have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results when ultimately realized could differ from those estimates.

3. INCOME TAXES

Pre-tax income for the Predecessor and Successor is taxable in the PRC. The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone, to income tax expense is as follows:

	Predecessor	Successor

	Period ended	Period ended
	March 31	March 31
	2006	2007

PRC Federal statutory tax rate	15%	15%

Computed expected income tax expense	$148,278	$377,444
Permanent differences	9,268	-

Income taxes	$157,546	$377,444

The Company is governed by the Income Tax Laws of the PRC. The statutory rate for Enterprise Income Tax is 33%. As both the Predecessor and Successor companies are situated in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax rate of 15%. The Successor is currently obtaining the tax exemption from the PRC tax authorities. As a wholly owned foreign enterprise, the Successor is entitled to enjoy a two year tax exemption, followed by a 7.5% tax exemption for three years thereafter.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2004. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Our subsidiary, Public Security, is subject to the PRC’s enterprise income tax, or EIT, at a rate of 15% of assessable profits. Accordingly, Public Security was subject to a tax rate of 15% for 2006. In addition, Public Security, is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years. Public Security has submitted an application to obtain the official documents that will grant this exemption.

The Company’s policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

4. ADVANCES RECEIVABLE

At December 31, 2006, advances receivable represent amounts advanced to Shenzhen Zhenheng Electronics Technology Limited, an unrelated third party, for working capital.  The advances were unsecured, bore interest at 9.6% per annum and were collected in full on March 28, 2007.

5. RELATED PARTY BALANCES AND TRANSACTIONS

At December 31, 2006 and March 31, 2007, related party receivables and amount due from a director consist of:

	December 31,	March 31,
	2006	2007
Due from related company
Shenzhen iASPEC Software Engineering Co. Ltd. (the Predecessor)
Revenues under the Turnkey Agreement	$1,185,449	$3,004,272
Fee payable under the Turnkey Agreement	(45,000)	(90,000)
Other advances	154,710	404,711
	1,295,159	3,318,983

Hong Kong United Development Group Limited	115,312	116,129

Total	$1,410,471	$3,435,112

Prepaid expenses
Current	$-	$1,500,000
Non-current	-	3,886,997
Total	$-	$5,386,997

Due from / (to) a director
Due to Mr. Lin	$(82,304)	$(82,304)
Due from Mr. Lin	$––	$251,365

At March 31 2007, amounts due from iASPEC for amounts earned under the Turnkey Agreement are as follows:

Revenues, per contracts	$3,932,251
Cost of sales incurred by iASPEC	(1,771,527)
Expenses paid by iASPEC on behalf of Public Security	(341,901)
Net	$1,818,823

Fee payable to iASPEC under the Turnkey Agreement	$45,000

Hong Kong United Development Group Limited is 51% controlled by Mr. Lin. The amount represents advances to the company as working capital and was unsecured, interest free and was repaid in full on April 6, 2007.

Prepaid expenses represent amounts advanced to the Predecessor for the establishment of representative offices and branches, and for the development of marketing networks from which the Company will derive benefits under the Turnkey Agreement. The Company expenses these amounts as funds are expended by iASPEC on these activities. Management currently estimates that approximately $1,500,000 of these amounts will be expensed in 2007, $3,000,000 in 2008, and the remaining balance in 2009. The amounts are unsecured, interest free and refundable on demand.

The amounts due from Mr. Lin represent amounts paid by the Company during the three months ended March 31, 2007 on Mr. Lin’s behalf, in connection with his acquisition of a controlling interest in Irish Mag Inc. prior to its reverse acquisition by CPSH.  These amounts were unsecured, non-interest bearing and were repaid on May 8, 2007.

6. PROPERTY AND EQUIPMENT

At December 31, 2006 and March 31, 2007, property and equipment consist of:

	December 31	March 31,
	2006	2007

At cost:
Office equipment	$12,830	$12,922
Electronics equipment	38,127	38,397
Motor vehicles	-	217,322
Purchased software	-	477,419
Office building	-	2,952,105
	50,957	3,698,165

Accumulated depreciation	(1,131)	(32,819)

	$49,826	3,665,346

7. ADVANCES PAYABLE

At December 31, 2006, advances payable represent amounts advanced by an unrelated third party in December 2006.  These advances were interest-free, unsecured and were repaid in full in February 2007.

8. RESERVES AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of Public Security, appropriations of net income as reflected in the Company’s PRC statutory financial statements are to be allocated to a statutory reserve, as determined by resolution of the Board of Directors.  Through March 31, 2007, $371,419 has been appropriated.

9. STOCKHOLDERS EQUITY

On January 31, 2007 and February 6, 2007, the Company issued 7,868,422 shares of common stock to two accredited investors in a private placement transaction.  As partial compensation for private placement agent and finder services, a total of 550,789 warrants for purchase of its common stock were issued during the three months ended March 31, 2007.   The Company also issued an additional 236,052 warrants for the purchase of its common stock, as partial compensation for financial advisory services related to the private placement transaction.  The foregoing warrants have a term of five years, are exercisable immediately on issuance and have an exercise price of $2.28 per share.

10. SUBSEQUENT EVENTS

On April 24, 2007, the Company formed a wholly owned subsidiary in the Hong Kong Special Administrative Region of China, namely Public Security Technology (China) Company Limited or PST Hong Kong. The subsidiary is responsible for monitoring the Company’s business operations in China and conducting market research and studies.

On April 29, 2007, the Company’s wholly owned subsidiary, Bo Hai Wen Technology (Shenzhen) Co. Ltd., changed its name to Public Security Technology (PRC) Co., Ltd.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use Of Certain Defined Terms And Treatment Of Stock Split

Except as otherwise indicated by the context, references in this report to "CPST" "we," "us," or "our" and the "Company" are references to the combined business of China Public Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned operating Chinese subsidiary, Public Security Technology (PRC) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Co. Ltd.), or "Public Security". The Predecessor refers to Shenzhen (iASPEC) Software Engineering Company Limited, to whose operations we succeeded on October 9, 2006. References to "China" and "PRC" are references to the "People’s Republic of China." References to "RMB" are to Renminbi, the legal currency of China, and all references to "U.S. dollar," "$" and "US$" are to the legal currency of the United States.

Use Of Non-GAAP Financial Measures

We use non-GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation". All of the non-GAAP financial measures used by us in this report relate to the inclusion of financial information of iASPEC, which for accounting purposes is treated as our Predecessor company. Although Successor, was formed on January 17, 2006, it had no operations in the period from January 17, 2006 through March 31, 2006. Accordingly the accompanying financial statements for the period from January 1, 2006 through March 31, 2006 (the "Predecessor Period") reflect the results of operations of iASPEC (the "Predecessor"). The accompanying financial data for the period from January 1, 2007 through March 31, 2007 (the "Successor Period") reflect the results of operations of CPSH. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects. We have provided non-GAAP financial measures through the reallocation of net related party revenues from iASPEC, which is not in accordance with US GAAP. The reconciliation of these non-GAAP financial measure to the most directly comparable GAAP measure is provided in the aforementioned section. Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP would be misleading to investors and would not reflect the substance of the Company’s performance.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are a holding company that only operates through our Chinese subsidiary, Public Security Technology (PRC) Co., Ltd., or Public Security, (formerly Bo Hai Wen Technology (Shenzhen) Company Limited). Through the subcontracting services provided for in our turnkey agreement with iASPEC, we are a leading provider of public security information technology and a Geographic Information Systems (GIS) software service operator. The Company provides a broad portfolio of fully-integrated solutions and services, including public security information technology (First Responder Coordination Platform, Intelligent Border Control and Security Surveillance), Geographic Information System (Police-use GIS, Civil-use GIS) and e-Government and software sales. Through our exclusive business turnkey agreement with iASPEC, we currently have the licenses to 16 registered and copyrighted software applications in China. Our typical customers include some of the most important public security departments in Guangdong Province and Hainan Province, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Dongfang City Public Security Bureau of Hainan Province, the Shenzhen City Traffic Police Bureau, the Shenzhen City Public Security Bureau, the Fo Shan City Police Bureau and the Shenzhen Fire Department. In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

Our Predecessor, iASPEC serves about 17 customers in over 5 cities in Guangdong Province and Hainan Province in China. One customer accounted for 36% of our revenues in the first quarter of 2007.

Sources of Revenue

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. During the fiscal quarter ended March 31, 2007, we generated 60% of our revenues from the provision of services to iASPEC customers on behalf of iASPEC pursuant to our turnkey arrangement. The business turnkey agreement, dated as of October 9, 2006, among iASPEC and Public Security, provides for an exclusive subcontracting arrangement under which iASPEC, as master contractor and systems integrator with various licenses and permits, exclusively engages Public Security as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data). Furthermore, under the terms of the turnkey agreement, iASPEC, granted to Public Security an exclusive license to use and install iASPEC’s proprietary software, and iASPEC licensed back from Public Security the use of the same technology on a limited basis to be used solely in connection with the performance by iASPEC of its existing customer contracts. The turnkey agreement also provides for a revenue sharing arrangement between iASPEC and Public Security where Public Security will receive between 90% and 100% of the revenues actually received by iASPEC from servicing contracts involving any iASPEC business. We are obligated under the terms of the turnkey agreement to pay for our own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

Fulfillment of certain PGIS, contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which Public Security does not have. Because Public Security does not have either the PRC required licenses or the workforce necessary to perform its obligations under the turnkey agreement in connection with such PGIS contracts, we have relied upon iASPEC’s licenses and workforce to fulfill our obligations thereunder. Accordingly many of our costs and expenses under the turnkey agreement are incurred and paid by iASPEC and amounts reported by Public Security thereunder reflect contract amounts net of costs incurred by iASPEC. Since iASPEC fulfilled all our obligations for PGIS contracts under the turnkey agreement, substantially all costs incurred and paid for by iASPEC since our entry into the turnkey agreement have been allocated to Public Security. Public Security expects to continue to rely exclusively on iASPEC to execute Public Security’s obligations under the turnkey agreement in connection with the PGIS contracts.

At March 31 2007, amounts due from iASPEC for amounts earned under the Turnkey Agreement are as follows:

Revenues, per contracts	$3,932,251
Cost of sales incurred by iASPEC	(1,771,527)
Expenses paid by iASPEC on behalf of Public Security	(341,901)
Net	$1,818,823
Fee payable to iASPEC under the Turnkey Agreement	$45,000

Economic and Industry Wide Factors Relevant to our Company

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

Our industry is characterized by extremely rapid technological change, evolving industry standards and changing customer demands. These conditions require continuous expenditures on product research and development to enhance existing products, create new products and avoid product obsolescence.  As a result, our future revenue stream will depend to a large degree on our ability to utilize our technology in a way that will allow us to successfully define, develop and introduce competitive new software applications, and enhance existing software applications and services to a broader client base.

In order to address this factor we plan to make investments in research and development to:

•

continue to develop new software applications and related service offerings

•

enhance our existing software applications and related service offerings

•

achieve market acceptance of our software applications and service offerings.

Opportunity for Growth

Our objective is to be the leading provider of integrated solutions for public security information technology and GIS software service operations in China.  Our offering of intelligence solutions will help organizations make more insightful decisions and improve the efficiency of their internal processes.

Three key elements of our strategy are as follows:

•

Our Mission is to Become a "National Public Security Company"

Based on our successful track record and reputation through our exclusive business turnkey agreement with iASPEC, management sees significant opportunities to grow revenues from existing clients by capitalizing on our first entry advantage and the relatively high cost of switching to other vendors, and through winning follow-on contracts for subsequent phases of project implementation. In addition, we will benefit from iASPEC’s plans to expand its business into other provinces, setting up different representative offices and branches in Tianjin, Shanghai, Beijing, Nanjing, Chengdu, and Wuhan in the near future.

•

Lead Industry consolidation across China to Accelerate Profitable Growth

We plan to acquire existing players in the public security information technology industry. In the short term, we plan to acquire companies with relatively high market share within major cities such as Beijing and Shanghai. In this way, we expect to capitalize on the benefits from synergy, to accelerate our growth, expand our geographic reach while consolidating our technological leadership in our core business area.

•

Strengthen R&D capability to Enhance and Expand Core Products and Further Penetrate Customer Base

We expect to provide additional value-added services and add-ons to our current platform through research and development, in order to enhance our product and service offerings and to maintain our leadership position in our core business area.

We hope that these efforts will strengthen our expertise in the private sector through broadening our understanding of the priorities, issues, challenges and opportunities facing these markets.  From this understanding, we will be able to package our portfolio of location intelligence capabilities to solve specific problems facing organizations in the business sector.

We expect to execute these three elements of our growth strategy through a combination of investment in internal initiatives. Internal initiatives will focus typically on expanding capacity and enhancing our technology and services capabilities.

Material Risks, Trends and Uncertainties Affecting our Business

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

Operating Results For Fiscal Quarter Ended March 31, 2007 Compared To March 31, 2006 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars. Due to our reverse acquisition by CPSH and our business turnkey arrangement with iASPEC, all of the financial data for the period from January 1, 2006 through March 31, 2006 (the Predecessor Period) reflect the results of operations of iASPEC (our Predecessor) and the financial data for the period from January 1, 2007 through March 31, 2007 (the Successor Period) reflect the results of operations of CPSH. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects. In addition, we have provided non-GAAP financial measures through the reallocation of net related party revenues from iASPEC.

	PREDECESSOR	SUCCESSOR	REALLOCATION	NON-GAAP
	THREE MONTHS	THREE MONTHS	OF	THREE MONTHS
	ENDED	ENDED	RELATED PARTY	ENDED
	MARCH 31	MARCH 31	REVENUE	MARCH 31
	2006	2007		2007

REVENUE - THIRD PARTIES	$1,705,507	$1,213,318	3,932,251	$5,145,569

REVENUE - RELATED PARTY	-	1,818,823	(1,818,823)	-

TOTAL REVENUES	1,705,507	3,032,141		5,145,569

COST OF REVENUES	(475,940)	(210,712)	(1,771,527)	(1,982,239)

GROSS PROFIT	1,229,567	2,821,429		3,163,330

ADMINISTRATIVE EXPENSES	(173,413)	(198,990)	(282,794)	(481,784)
ANNUAL FEE TO iASPEC	-	(45,000)		(45,000)
SELLING EXPENSES	(67,629)	(68,669)	(59,107)	(127,776)

INCOME FROM OPERATIONS	988,525	2,508,770		2,508,770

OTHER INCOME	-	7,525		7,525

INCOME BEFORE TAX	988,525	2,516,295		2,516,295

INCOME TAXES	(157,546)	(377,444)		(377,444)

NET INCOME	830,979	2,138,851		2,138,851

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	141,573	11,318		11,318

COMPREHENSIVE INCOME	$972,552	$2,150,169		$2,150,169

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	N/A	36,446,205		N/A
DILUTED	N/A	36,760,592		N/A

EARNINGS PER SHARE
BASIC	N/A	$0.06		N/A
DILUTED	N/A	$0.06		N/A

AS A PERCENTAGE OF REVENUES
	PREDECESSOR	SUCCESSOR
		GAAP	NON-GAAP
	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED
	MARCH 31	MARCH 31	MARCH 31
	2006	2007	2007

REVENUES - THIRD PARTIES	100%	40%	100%

REVENUES - RELATED PARTY		60%	0%

GROSS PROFIT	72%	93%	61%

ADMINISTRATIVE EXPENSES	10%	7%	9%
ANNUAL FEE TO iASPEC	0%	1%	1%
SELLING EXPENSES	4%	2%	2%

INCOME FROM OPERATIONS	58%	83%	48%

OTHER INCOME	0%	0%	0%

INCOME BEFORE TAX	58%	83%	49%

INCOME TAXES	9%	12%	7%

NET INCOME	48%	71%	42%

Revenues. For the fiscal quarter ended March 31, 2007, revenues were $5.1 million, compared to $1.7 million for the quarter ended March 31, 2006. The significant increase in revenues of $3.4 million, or 200% increase is largely due to the Company’s successful procurement of contracts with higher value in the first quarter of 2007.

Cost of Revenues. Cost of Revenues increased to $2.0 million for the quarter ended March 31, 2007 from $0.5 million for the quarter ended March 31, 2006. The increase in cost of revenues of $1.5 million, or 300 % is largely due to our expanded business operations during the period. As a percentage of revenues, our cost of revenues were 39% for the fiscal quarter ended March 31, 2007 as compared to 28% for the fiscal quarter ended March 31, 2006. During the first quarter of 2007, our Company signed several contracts related to Intelligence Surveillance, a new product line of the Company’s, which requires a great deal of construction and installation. The cost for such contracts is higher than pure systems integration, and therefore, leads to an increase in the Cost of Revenues.

Gross Profit. For the fiscal quarters ended March 31, 2007 and 2006, our gross profit was $3.1 million and $1.2 million, an increase of $1.9 million or 158%. Gross profit as a percentage of revenues was 61% and 72% for the fiscal quarters ended March 31, 2007 and 2006, respectively. This 11% decrease in gross profit is due to the higher costs for our Intelligence Surveillance projects.

Administrative Expenses. For the fiscal quarters ended March 31, 2007 and 2006, our administrative expenses were $481,784 and $173,413, respectively. This $308,371 or 177% increase in administrative expenses is mainly attributable to more staff being hired and increased consumption of other administrative charges due to the expansion of our operations. As a percentage of revenues, administrative expenses for the fiscal quarters ended March 31, 2007 and 2006 are stable at about 9% and 10%, respectively.

Selling Expenses. Our selling expenses for the fiscal quarters ended March 31, 2007 and 2006 were $127,776 and $67,629, respectively. The increase of $60,147 or 89% is to due to the expansion in marketing and sales functions of the Company during the period. As a percentage of revenues, our selling expenses decreased by 2% to 2% for the fiscal quarter ended March 31, 2007. The reason for the decrease is because the Company had better cost controls and achieved efficiencies in its marketing activities.

Income before Taxes. Income before taxes for the fiscal quarters ended March 31, 2007 and 2006 was $2.5 million and $1.0 million, respectively, an increase of $1.5 million or 150%. Income before taxes as a percentage of revenues were 58% and 49% for the fiscal quarters ended March 31, 2006 and 2007, respectively. The decrease is due to the higher costs for our Intelligence Surveillance projects.

Provision for Income Taxes. Our subsidiary, Public Security, is subject to the PRC’s enterprise income tax, or EIT, at a rate of 15% of assessable profits. Accordingly, Public Security was subject to a tax rate of 15% for 2006. In addition, Public Security, is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years. Public Security has submitted an application to obtain the official documents that will grant this exemption.

Provision for income taxes was $157,546 and $377,444 for the fiscal quarters ended March 31, 2006 and 2007, respectively.

Net Income. As a result of the factors described above, net income increased $1.3 million or 163%, from $0.8 million for the fiscal quarter ended March 31, 2006 to $2.1 million for the same period in 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $4.8 million.

On February 6, 2007, we completed a private placement of 7,868,422 shares of our common stock to two accredited investors. As a result of the private placement we raised $14.95 million in gross proceeds, which left us with $13.31 million net proceeds after the deduction of offering expenses in the amount of $1.64 million.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Three Months ended March 31, 2007 compared to March 31, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Cash Flow

	PREDECESSOR	SUCCESSOR
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2006	2007
Net Cash Provided By Operating Activities	1,487,543	(4,684,091)
Net Cash Used in Investing Activities	(528,167)	(3,815,710)
Net Cash Provided by Financing Activities	-	13,111,211
Net increase (decrease) in Cash and Cash Equivalents	958,376	4,611,410
Effect of Exchange Rate Change on Cash	1,663	10,962
Cash and Cash Equivalents - Beginning of Period	57,758	172,316
Cash and Cash Equivalents - End of Period	1,018,797	4,794,688

Operating Activities

For the fiscal quarters ended March 31, 2007 and 2006, our operating activities used $4.7 million and generated $1.5 million, respectively. Cash used in the quarter ended March 31, 2007 was mainly due to the increase in accounts receivable from iASPEC relating to the transfer of revenue from the Business Turnkey Agreement and prepaid expenses to the Predecessor of about $5.4 million for future marketing and business development activities in different regions in China.

Investing Activities

For the fiscal quarters ended March 31, 2007 and 2006, we used $3.8 million and $0.5 million, respectively, in investing activities. This increase of approximately $3.3 million, or 660%, during the fiscal quarter is primarily attributable to our use of $3.0 million during the first quarter of 2007 for the purchase of our new office building in the Futian District. The balance was used for the acquisition of computer software and motor vehicles.

Financing Activities

Net cash provided by financing activities in the fiscal quarters ended March 31, 2007 and 2006 totaled $13.1 million and $0, respectively. The increase in the 100% increase in cash provided by financing activities was mainly attributable to the net proceeds of $13.3 million raised in the private placement with Pinnacle during January and February 2007.

Obligations Under Material Contracts

Below is a brief summary of the payment obligations under materials contracts to which we are a party.

Our wholly-owned subsidiary, Public Security is a party to the turnkey agreement, pursuant to which Public Security is exclusively engaged as a subcontractor providing iASPEC’s customers with certain outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the transfer of any sensitive confidential governmental or other data). We are obligated under the terms of the turnkey agreement to pay for our own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

Our subsidiary Public Security is governed by the Income Tax Laws of the PRC. The statutory rate for Enterprise Income Tax is 33%. As both the Predecessor and Successor companies are situated in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax of 15%.

The Company is not subject to U.S. federal tax because we have no operations in the United States, however, the Company is obligated to file an annual tax return with federal and state authorities. Management has obtained an extension for the filing of our 2006 annual tax return which will be due on or about September 30, 2007. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Jiang Huai Li, our President and Chief Executive Officer and William Ho our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Messrs Lin and Ho concluded that, as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.        UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Between September 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CPSH from our current Chairman and Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock in the aggregate.  As a result of these transactions CPSH and its wholly-owned subsidiary, Public Security, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock in the aggregate, which, at March 31, 2007, constituted 64.7 % of our issued and outstanding common stock.   Mr. Lin has since transferred 132,065 of these shares and now holds  21,717,935 of these shares directly and 3,150,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

On January 31, 2007 and February 6, 2007, we issued 7,868,422 shares of our common stock to two accredited investors in a private placement transaction.  Roth Capital Partners, LLC, or Roth, and Oppenheimer & Co., Inc., or Oppenheimer, acted as our placement agent and finder, respectively, in connection with the private placement.  As partial compensation for their services, Roth received warrants to purchase 440,632 shares of our common stock and Oppenheimer received warrants to purchase 110,157 shares of our common stock.  In addition, First Asia Financial Limited received warrants to purchase 236,052 shares of our common stock for their services in connection with the private placement.  All the foregoing warrants will have a term of five years, will be exercisable immediately on issuance and will have an exercise price of $2.28.  The issuance of our shares to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

The foregoing securities were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.  We relied upon Rule 506 of Regulation D under the Securities Act.  These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our Management made the determination that the investors are accredited investors as defined in Regulation D, based upon Management’s inquiry into their sophistication and net worth.  In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending March 31, 2007 that was not reported in a current report on Form 8-K.

ITEM 5.        OTHER INFORMATION

Committees

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

ITEM 6.         EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

Dated: May 18, 2007	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: May 18, 2007	/s/ William Ho
William Ho
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.