Form 10QSB/A
period 2007-03-31
China Public Security Technology, Inc.
filed 2007-05-18
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

	PREDECESSOR	SUCCESSOR
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2006	2007
OPERATING ACTIVITIES
Net income	$830,979	$2,138,851
Adjustments to reconcile net income to net cash providing from operations
Depreciation	92,146	31,657
Amortization of intangible assets	15,700	-

Changes in operating assets and liabilities
Decrease in inventories	75,571	-
Decrease (Increase) in trade and other receivables	679,818	(12,596)
Increase in related parties receivables	(238,126)	(1,774,640)
Increase in prepaid expenses - related party	-	(5,386,997)
Increase in trade payables	21,603	-
Decrease in accrued expenses	(140,933)	(23,974)
Increase (decrease) in tax payable	150,785	343,608

Net cash provided by operating activities	1,487,543	(4,684,091)

INVESTING ACTIVITIES
Advances to third parties	(424,969)	332,479
Amount due from a director	-	(251,365)
Advances to related parties	-	(250,001)
Purchase of plant and equipment	(1,073)	(3,646,823)
Capitalised software development cost	(102,125)	-

Net cash used in investing activities	(528,167)	(3,815,710)

FINANCING ACTIVITIES
Advances payable	-	(200,000)
Cash from private placement of common stock	-	13,311,211

Net cash provided by financing activities	-	13,111,211

NET INCREASE IN CASH AND CASH EQUIVALENTS	959,376	4,611,410

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,663	10,962

CASH AND CASH EQUIVALENTS, BEGINNING	57,758	172,316

CASH AND CASH EQUIVALENTS, ENDING	$1,018,797	$4,794,688

Supplemental disclosure of cash flow information
Income tax paid	$-	$33,836

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

EXPLANATORY NOTE

China Public Security Technology, Inc., or the Company, is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007, or the First Quarter 2007 Report, originally filed with the U.S. Securities and Exchange Commission on May 18, 2007, to correct certain errors in the version of the "Condensed Consolidated Statements of Cash Flows (Unaudited)," or the Statement of Cash Flows, of the Company for the three months ended March 31, 2006 and March 31, 2007, included in the First Quarter 2007 Report. In particular, the Statement of Cash Flows erroneously listed the tax payable for the three months ended March 31, 2007 as a decrease rather than as an increase. As a result of our correction, the line items entitled "Net cash provided by operating activities," "Net increase in cash and cash equivalents," "Cash and cash equivalents, beginning" and "Cash and cash equivalents, ending" have also been corrected in the condensed consolidated financial statements (unaudited) filed herewith. The remainder of the information contained in the First Quarter 2007 Report is not amended hereby and remains as set forth in the original filing.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-QSB/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE FIRST QUARTER 2007 REPORT OR MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS.

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

Cash Flow for Three Months ended March 31, 2007 compared to March 31, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Cash Flow

	PREDECESSOR	SUCCESSOR
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2006	2007
Net Cash Provided By Operating Activities	1,487,543	(4,684,091)
Net Cash Used in Investing Activities	(528,167)	(3,815,710)
Net Cash Provided by Financing Activities	-	13,111,211
Net increase in Cash and Cash Equivalents	958,376	4,611,410
Effect of Exchange Rate Change on Cash	1,663	10,962
Cash and Cash Equivalents - Beginning of Period	57,758	172,316
Cash and Cash Equivalents - End of Period	1,018,797	4,794,688

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