Form 10QSB
period 2007-06-30
China Public Security Technology, Inc.
filed 2007-08-20
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-132119

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-1944687
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040 People’s Republic of China
(Address of Principal Executive Offices)

(+86) 755 -8370-8333
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	39,418,720

Transitional Small Business Disclosure Format (check one): Yes ____         No_X__

ITEM 1.  FINANCIAL STATEMENTS.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	NOTES	DECEMBER 31	JUNE 30
		2006	2007
			(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$172,316	$5,388,715
Accounts receivable		-	351,215
Prepaid expenses - related party	5	-	745,039
Related party receivables	5	1,410,471	7,247,258
Advances receivable	4	332,479	-
Amount due from a director	5	-	13,666
Other receivables and deposits		243,948	124,880

TOTAL CURRENT ASSETS		2,159,214	13,870,773

NON-CURRENT ASSETS
Property and equipment	6	49,826	5,039,848
Prepaid expenses - related party	5	-	3,886,997

TOTAL NON-CURRENT ASSETS		49,826	8,926,845

TOTAL ASSETS		$2,209,040	$22,797,618

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable		$-	$80,513
Advances payable	7	200,000	-
Accrued expenses		66,832	468,774
Tax payable		215,255	182,698
Amounts due to a director	5	82,304	73,105

TOTAL CURRENT LIABILTIES		564,391	805,090

STOCKHOLDERS' EQUITY
Common stock, par $0.01
Authorized capital, 75,000,000 shares
Shares issued and outstanding (2007: 39,418,720
2006: 31,550,298 shares)		50,000	128,684
Additional paid-in capital		-	13,232,527
Reserves	8	159,465	855,310
Retained earnings		1,435,184	7,437,344
Accumulated other comprehensive icome		-	338,663

TOTAL STOCKHOLDERS' EQUITY		1,644,649	21,992,528

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY		$2,209,040	$22,797,618

The accompanying notes are an integral part

 of the financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

The consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2006 reflects operations of the Predecessor Company. (See Note 1 to the condensed consolidated financial statements)

		PREDECESSOR		SUCCESSOR
		THREE MONTHS	SIX MONTHS	THREE MONTHS	SIX MONTHS
		ENDED	ENDED	ENDED	ENDED
		JUNE 30	JUNE 30	JUNE 30	JUNE 30
	NOTES	2006	2006	2007	2007

REVENUE - THIRD PARTIES		$3,529,712	$5,235,219	$1,750,162	$2,963,480

REVENUE - RELATED PARTY	5	-	-	3,657,433	5,476,256

TOTAL REVENUES		3,529,712	5,235,219	5,407,595	8,439,736

COST OF REVENUES		(1,409,605)	(1,885,545)	(597,831)	(808,543)

GROSS PROFIT		2,120,107	3,349,674	4,809,764	7,631,193

ADMINISTRATIVE EXPENSES		(451,429)	(624,842)	(428,189)	(627,179)
ANNUAL FEE TO iASPEC		-	-	(45,000)	(90,000)
SELLING EXPENSES		(51,487)	(119,116)	(175,132)	(243,801)

INCOME FROM OPERATIONS		1,617,191	2,605,716	4,161,443	6,670,213

OTHER INCOME		-	-	20,267	27,792

INCOME BEFORE TAX		1,617,191	2,605,716	4,181,710	6,698,005

INCOME TAXES	3	(238,655)	(396,201)	377,444	-

NET INCOME		1,378,536	2,209,515	4,559,154	6,698,005

FOREIGN CURRENCY TRANSLATION
GAIN		15,237	156,810	327,345	338,663

COMPREHENSIVE INCOME		$1,393,773	$2,366,325	$4,886,499	$7,036,668

WEIGHTED AVERAGE
NUMBER OF SHARES
BASIC		N/A	N/A	39,418,720	37,766,363
DILUTED		N/A	N/A	39,835,665	38,109,593

EARNINGS PER SHARE
BASIC		N/A	N/A	$0.12	$0.18
DILUTED		N/A	N/A	$0.11	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

The consolidated statement of cash flows for the six months ended June 30, 2006, reflects operations of the Predecessor Company.  (See Note 1 to the condensed consolidated financial statements)

	PREDECESSOR	SUCCESSOR
	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2006	2007
OPERATING ACTIVITIES
Net income	$2,209,515	$6,698,005
Adjustments to reconcile net income
to net cash provided from ( used in ) operations
Depreciation	139,220	102,548
Amortization of intangible assets	69,628	-

Changes in operating assets and liabilities
Increase in inventories	(50,047)	-
Decrease ( Increase ) in trade and other receivables	416,193	(225,893)
Decrease ( Increase ) in related parties receivables	872,692	(5,465,413)
Increase in prepaid expenses - related party	-	(4,632,036)
Increase in trade payables	318,935	80,513
Decrease in accrued expenses	(274,983)	391,887
Increase ( Decrease ) in tax payable	206,544	(38,367)

Net cash provided by ( used in ) operating activities	3,907,697	(3,088,756)

INVESTING ACTIVITIES
Advances (to) from third parties	(442,944)	340,999
Amount due to a director	-	(22,865)
Advances to related parties	-	(335,233)
Purchase of plant and equipment	(1,080,138)	(5,092,775)
Capitalised software development cost	(584,737)	-

Net cash used in investing activities	( 1 ,948 ,288 )	( 5 ,109 ,874 )
	(2,107,819)
FINANCING ACTIVITIES
Repayment of advances payable	-	(205,984)
Cash received from private placement of common stock	-	13,311,211

Net cash provided by financing activities	-	13,105,227

EFFECT OF EXCHANGE RATE CHANGES ON CASH	377,779	309,802

NET INCREASE IN CASH AND CASH
EQUIVALENTS	1,799,878	4,906,597

CASH AND CASH EQUIVALENTS, BEGINNING	57,758	172,316

CASH AND CASH EQUIVALENTS, ENDING	$2,235,415	$5,388,715

Supplemental disclosure of cash flow information
Income tax paid	$273,441	$43,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Public Security Technology, Inc., formerly Irish Mag Inc., and its subsidiaries, (the “Company” or the “Successor”) is a provider of integrated solutions for the public security sector in China, specializing in providing public security information technology and Geographic Information Systems or GIS software operating services.

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, the Company consummated a series of transactions whereby it purchased all the issued and outstanding stock of China Public Security Holdings (“CPSH”) from our current Chairman and Executive Officer, Jiang Huai Lin (“Mr. Lin”), for 25,500,000 shares of our common stock.  As a result of these transactions, CPSH and its wholly-owned subsidiary, Public Security Technology (PRC) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Co. Ltd.) (“Public Security”), became the Company’s wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of almost 81% of the Company’s issued and outstanding common stock.

Business Turnkey Agreement

On October 9, 2006, Public Security, entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with Shenzhen iASPEC Software Engineering Company Limited (“iASPEC” or the “Predecessor”), a PRC company controlled by Mr. Lin, who is also the  President and Chief Executive Officer of the Company.  iASPEC is a software development company that provides public security information technology and Public (“PGIS”) and Civil Geographic Information Systems (“CGIS”) operating services to government and private customers in the PRC.  Under the Turnkey Agreement, Public Security is to pay an annual fee of $180,000 to iASPEC and is to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenues from such contracts, depending on the contract.   In addition, under the Turnkey Agreement, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software.  No other tangible assets or liabilities were transferred to Public Security under the Turnkey Agreement.  Accordingly, Public Security essentially succeeded to the business operations of iASPEC and iASPEC is considered the Predecessor to Public Security.  Although the Successor was formed on January 17, 2006, it had no operations in the period from January 17, 2006 through June 30, 2006.  Therefore, the accompanying financial statements for the period from January 1, 2006 through June 30, 2006 (the “Predecessor Period”) reflect the results of operations of iASPEC (the “Predecessor”).  The accompanying financial statements for the period from January 1, 2007 through June 30, 2007 (the “Successor Period”) reflect the results of operations of CPSH.  Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects.

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

3. INCOME TAXES

Pre-tax income for the Predecessor and Successor is taxable in the PRC. The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone, to income tax expense is as follows:

	Predecessor		Successor

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2006	2006	2007	2007

PRC Federal statutory tax rate	15%	15%	15%	15%

Computed expected income tax expense	$242,579	$390,857	$627,257	$1,004,701
Tax exemption	-	-	(1,004,701)	(1,004,701)
Permanent differences	(3,924)	5,344	-	-

Income taxes	$238,655	$396,201	$(377,444)	$-

The Company, its PRC subsidiary, Public Security (Successor) and iASPEC (Predecessor) are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprise income tax, or EIT.  The statutory rate is 33%.  However, since both Public Security and iASPEC are situated in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax rate of 15% of assessable profits.  As a wholly owned foreign investment enterprise, Public Security is entitled to enjoy a two year tax exemption, followed by a 7.5% tax exemption for three years thereafter.  On August 10, 2007, Public Security was granted EIT exemption by PRC tax authorities, retroactive to as of January 1, 2007.  As a result, the Company recorded an income tax benefit of $377,444 during the three months ended June 30, 2007, to reverse its previously recorded estimate of the EIT.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007, and did not have any unrecognized tax benefits.  There was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal tax examinations for years before 2004.  Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

On March 16, 2007, the 10th People’s Congress of China passed the China Unified Corporate Income Tax Law (the “Unified Tax Law”), effective on January 1, 2008, which establishes a single unified 25% income tax rate for most companies, with a preferential income tax rate of 15% to be applicable to enterprises in the Shenzhen Special Economic Zone.  The Company believes that the Unified Tax Law does not impact its qualification to enjoy a tax exemption in fiscal year 2007, and as such, the Company believes that the current tax rate of 0% will continue to apply upon the implementation of the Unified Tax Law in 2008.   Moreover, after the implementation of the Unified Tax Law, the Company believes that enterprises in the Shenzhen Special Economic Zone will still continue to enjoy a two-year tax exemption, followed by a 7.5% tax exemption for three years thereafter.

3. INCOME TAXES (Cont’d)

EIT exemptions claimed by Public Security  may become payable if Public Security were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

4. ADVANCES RECEIVABLE

At December 31, 2006, advances receivable represent amounts advanced to Shenzhen Zhenheng Electronics Technology Limited, an unrelated third party company, for working capital.  The advances were unsecured, bore interest at 9.6% per annum and were collected in full in March, 2007.

5. RELATED PARTY BALANCES AND TRANSACTIONS

At December 31, 2006 and June 30, 2007, related party receivables and amounts due from a director consist of:

	December 31	June 30
	2006	2007
Due from related company
Shenzhen iASPEC Software Engineering
Co. Ltd. (the Predecessor)
Revenues under the Turnkey Agreement	$1,185,449	$6,740,862
Fee payable under the Turnkey Agreement	(45,000)	(135,000)
Other advances	154,710	641,396
	1,295,159	7,247,258

Hong Kong United Development Group Limited	115,312	-
Total	$1,410,471	$7,247,258

Prepaid expenses
Current	$-	$745,039
Non-current	-	3,886,997
Total	$-	$4,632,036

Due from / (to) a director

Due to Mr. Lin	$(82,304)	$(73,105)

Due from Mr. Huang	$-	$13,666

5. RELATED PARTY BALANCES AND TRANSACTIONS (cont’d)

For the three months and six months ended June 30, 2007, amounts due from iASPEC for amounts earned under the Turnkey Agreement are as follows

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007

Revenues, per contracts	$8,781,422	$12,713,673

Cost of sales incurred by iASPEC	(4,786,916)	(6,558,443)

Expenses paid by iASPEC on behalf of Public Security	(337,073)	(678,974)

Net	$3,657,433	$5,476,256

Fee payable to iASPEC under the Turnkey Agreement	$45,000	$90,000

Hong Kong United Development Group Limited is 51% controlled by Mr. Lin. The amount due to the Company represents advances as working capital and was unsecured, interest free and refundable on demand. The amount was fully collected in April, 2007.

Prepaid expenses represent amounts advanced to the Predecessor for the establishment of representative offices and branches, and for the development of marketing networks from which the Company will derive benefits under the Turnkey Agreement. The Company expenses these amounts as funds are expended by iASPEC on these activities. During the three months ended June 30, 2007, the Company recorded selling expense and fixed asset additions of approximately $159,366 and $587,670, respectively, as these amounts were expended by iASPEC. Management currently estimates that approximately $1,500,000 of  total prepaid expenses will be expensed in 2007, $3,000,000 in 2008, and the remaining balance in 2009.  The amounts are unsecured, interest free and refundable on demand.

The amounts due from Mr. Huang, a director of the Company, represent short-term advances for expense reimbursements made by the Company to Mr. Huang during the six months ended June 30, 2007, in connection with the Company’s business development activities.  These amounts were unsecured, non-interest bearing and refundable on demand. Subsequent to June 30, 2007, these amounts were charged to expense upon receipt of appropriate expense documentation from the director.

6. PROPERTY AND EQUIPMENT

At December 31, 2006 and June 30, 2007, property and equipment consist of:

	December 31	June 30
	2006	2007

At cost:
Office equipment	$12,830	$13,159
Electronics equipment	38,127	619,075
Motor vehicles	-	432,542
Purchased software	-	486,202
Office building	-	3,594,060
	50,957	5,145,038

Accumulated depreciation	(1,131)	(105,190)

	$49,826	5,039,848

7. ADVANCES PAYABLE

At December 31, 2006, advances payable represent amounts advanced by an unrelated third party in December 2006.  These advances were interest-free, unsecured and were repaid in full in February 2007.

8. RESERVES AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of Public Security, appropriations of net income as reflected in the Company’s PRC statutory financial statements are to be allocated to a statutory reserve, as determined by resolution of the Board of Directors.  Through June 30, 2007, $855,310 has been appropriated for this purpose.

9 STOCKHOLDERS EQUITY

On January 31, 2007 and February 6, 2007, the Company issued an aggregate of 7,868,422 shares of common stock to two accredited investors in a private placement transaction and received proceeds of $13,311,211.  As partial compensation for private placement agent and finder services, a total of 550,789 warrants for the purchase of the Company’s common stock were issued during the three months ended March 31, 2007.   The Company also issued an additional 236,052 warrants for the purchase of its common stock, as partial compensation for financial advisory services related to the private placement transaction.  The foregoing warrants have a term of five years, are exercisable immediately on issuance and have an exercise price of $2.28 per share.

10. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial statements of Public Security and iASPEC are measured using the local currency (Chinese Renminbi Yuan) as the functional currency.  The balance sheet accounts are translated using the exchange rate in effect at the balance sheet date, and the results of operations of are translated at the average exchange rates during the period. During the three and six months ended June 30, 2007, the Company recorded translation gains of $327,345 and $338,653, respectively, as a component of accumulated other comprehensive income.  During the three and six months ended June 30, 2006, the Predecessor recorded translation gains of $15,237 and $156,810, respectively, as a component of other comprehensive income.

11. SUBSEQUENT EVENTS

Effective in the third quarter of, 2007, Public Security, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, and replaced it with a Management Service Agreement (“MSA”), also effective as of July 1, 2007.  Pursuant to the terms of the MSA, iASPEC granted Public Security a ten year, exclusive, royalty-free, transferable, worldwide, license to use and install certain iASPEC software, along with copies of source and object codes relating to such software.  In addition, Public Security licensed back to iASPEC a royalty-free, limited, non-exclusive license to the software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted.  Public Security will have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC.  In addition, both iASPEC and Public Security will require the affirmative vote of the majority of the Company’s Board of Directors, as well as at least one non-insider director of the Company, for certain material actions, as defined, with respect to iASPEC.

Under the MSA, Public Security will receive 100% of the net received profit of iASPEC, and will reimburse iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA.  Public Security is also obligated to pay the iASPEC shareholders $180,000 per year.  The MSA also provides that Public Security may advance to iASPEC, at its sole discretion, amounts to be credited against Public Security’s future obligations to iASPEC.  Any such advances will be treated as prepayments and not as loans and  iASPEC will have no obligation to repay any such advances except by crediting the amount of such advances against Public Security’s obligation to reimburse net losses, or by adding the amount thereof to net profit when and as requested by Public Security.  The parties to the MSA also agreed that, by no later than September 30, 2007, they will calculate a true-up amount consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with Public Security, through the date of the MSA, and iASPEC will pay such true-up amount to Public Security if there is a net received profit, while Public Security is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss.

  In connection with the MSA, Public Security also entered into an immediately exercisable purchase option agreement (“Option Agreement”) with iASPEC and its shareholders, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareheolders for $1,800,000 in the aggregate,.  The option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.

As a result of the MSA and the Option Agreement, iASPEC became a variable interest entity (“VIE”) of the Company, and, in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities, iASPEC will be consolidated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•     “CPST,” “we,” “us,” “our,” or the “Company” are references to the combined business of China Public Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned operating Chinese subsidiary, Public Security Technology (PRC) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Co. Ltd.), or “Public Security”;

•     the “Predecessor” or “iASPEC” refers to Shenzhen (iASPEC) Software Engineering Company Limited, to whose operations we succeeded on October 9, 2006;

•     “China” and “PRC” are references to the People’s Republic of China;

•     “RMB” are to Renminbi, the legal currency of China;

•     “U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 7.72 for items in the statements of income and comprehensive income and $1 = RMB 7.61 for items in the balance sheet for its June 30, 2007 financial statements, and $1 = RMB7.805 for its December 31, 2006 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter); and

•      “Securities Act” means the Securities Act of 1933, as amended, and “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Use Of Non-GAAP Financial Measures

We use non-GAAP financial measures in this Management’s Discussion and Analysis section.  All of the non-GAAP financial measures used by us in this report relate to the inclusion of financial information of iASPEC, which for accounting purposes is treated as our predecessor company, and is referred to in our financial statements herein as Predecessor.  Although CPSH, was formed on January 17, 2006, it had no operations in the period from January 17, 2006 through June 30, 2006.  Accordingly the accompanying financial statements for the period from January 1, 2006 through June 30, 2006 (the “Predecessor Period”) reflect the results of operations of iASPEC.  The accompanying financial data for the period from January 1, 2007 through June 30, 2007 (the “Successor Period”) reflect the results of operations of CPSH, which is referred to in our financial statements as the Successor. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects. We have provided non-GAAP financial measures through the reallocation of net related party revenues from iASPEC, which is not in accordance with US GAAP. The reconciliation of these non-GAAP financial measure to the most directly comparable GAAP measure is provided under our “Operating Results” below.  Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP would be misleading to investors and would not reflect the substance of the Company’s performance.

Our Business

We are a holding company that only operates through our Chinese subsidiary, Public Security Technology (PRC) Co., Ltd., or Public Security, (formerly Bo Hai Wen Technology (Shenzhen) Company Limited).  Through the subcontracting services provided for in our commercial arrangement with iASPEC, we are a leading provider of public security information technology and a Geographic Information Systems (GIS) software service operator. The Company provides a broad portfolio of fully-integrated solutions and services, including public security information technology (First Responder Coordination Platform, Intelligent Border Control and Security Surveillance), Geographic Information System (Police-use GIS, Civil-use GIS) and e-Government and software sales.  Through our exclusive business Turnkey Agreement with iASPEC, we currently have the licenses to 16 registered and copyrighted software applications in China.  Our typical customers include some of the most important public security departments in Guangdong Province and Hainan Province, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Dongfang City Public Security Bureau of Hainan Province, the Shenzhen City Traffic Police Bureau, the Shenzhen City Public Security Bureau, the Fo Shan City Police Bureau, the Shenzhen Fire Department, the Guangdong Province Department of Public Security and the Zhuhai Public Security Bureau.  In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

Our Predecessor company, iASPEC serves customers in over 6 cities in Guangdong Province and Hainan Province in China.  Two customers accounted for 13% and 12% of our revenues in the second quarter of 2007.

Our Corporate Background

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

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CPSH from our current Chairman and Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock in the aggregate.  As a result of these transactions CPSH and its wholly-owned subsidiary, Public Security, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock in the aggregate, which, at January 31, 2007, constituted 80.8 % of our issued and outstanding common stock.   Mr. Lin has since transferred 132,065 of these shares and now holds  21,717,935 of these shares directly and 3,150,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

On January 26, 2007, we changed our name to China Public Security Technology, Inc. to more accurately reflect our new business and commercial objectives.

Overview of Second Fiscal Quarter of 2007

We generate revenues through software development, system integration, product sales and provision of related support services.  During the fiscal quarter ended June 30, 2007, we generated 65% of our revenues from the provision of services to iASPEC customers on behalf of iASPEC pursuant to our Turnkey Agreement with iASPEC.  The Turnkey Agreement, dated as of October 9, 2006, among iASPEC and Public Security, provided for an exclusive subcontracting arrangement under which iASPEC, as master contractor and systems integrator with various licenses and permits, exclusively engaged Public Security as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services did not violate any special governmental permits held by iASPEC and did not involve the improper transfer of any sensitive confidential governmental or other data).  Furthermore, under the terms of the Turnkey Agreement, iASPEC, granted to Public Security an exclusive license to use and install iASPEC’s proprietary software, and iASPEC licensed back from Public Security the use of the same technology on a limited basis to be used solely in connection with the performance by iASPEC of its existing customer contracts.  The Turnkey Agreement also provided for a revenue-sharing arrangement between iASPEC and Public Security where Public Security was entitled to receive between 90% and 100% of the revenues actually received by iASPEC from servicing contracts involving any iASPEC business.  We were also obligated under the terms of the Turnkey Agreement to pay for our own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

iASPEC possesses numerous important government licenses and approvals necessary for a public security business. Those licenses and approvals require iASPEC to retain a certain number of employees who are fulfilling contracts subcontracted to Public Security under the Business Turnkey Agreement. Accordingly many of our costs and expenses under the Turnkey Agreement were incurred and paid by iASPEC and amounts reported by Public Security thereunder reflected contract amounts net of costs incurred by iASPEC.  Since iASPEC fulfilled all our obligations for PGIS contracts under the Turnkey Agreement, substantially all costs incurred and paid for by iASPEC since our entry into the Turnkey Agreement have been allocated to Public Security and Public Security was required to continue relying exclusively on iASPEC to execute Public Security’s obligations under the Turnkey Agreement in connection with the PGIS contracts.

At June 30, 2007, amounts due from iASPEC for amounts earned under the Turnkey Agreement during the six months ended June 30, 2007 are as follows:

Revenues, per contracts	$12,713,673
Cost of sales incurred by iASPEC	(6,558,443)
Expenses paid by iASPEC on behalf of Public Security	(678,974)
Net	$5,476,256

Fee payable to iASPEC under the Turnkey Agreement	$90,000

The total value of our backlog of contracts is estimated to be approximately $19.2 million, which consists of $8.9 million relating to uncompleted contracts as of June 30, 2007, and $10.3 million relating to newly signed, but not yet implemented contracts, during the first half year of 2007.  There are a total of 32 newly signed and uncompleted contracts.  During the first half of 2007, the Company also completed implementation of contracts signed in 2006 (representing all of the contracts that had been signed, but not yet implemented, during 2006), and recognized deferred revenues of $3.0 million related to those contracts.  The following table shows our backlog information as of June 30, 2007:

Revenue recognized from contracts signed in 2006	$3.0
Revenue recognized from contracts signed in first quarter of 2007	6.1
Revenue recognized from contracts signed in second quarter of 2007	6.6
Total revenue recognized in the first half of 2007	$15.7
Backlog of uncompleted contracts	$8.9
Backlog of contracts newly signed, but not yet completed	$10.3

On August 1, 2007, Public Security, iASPEC and iASPEC’s shareholders, Mr. Lin  and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, effective the third quarter of, 2007, and replaced it on the same day with a management service agreement, or MSA, effective as of July 1, 2007.  Pursuant to the terms of the MSA, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and Public Security licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted.  Public Security will also have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s board of directors and assist in managing the business and operations of iASPEC.  In addition, both iASPEC and Public Security will require the affirmative vote of the majority of the Company’s Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from Public Security to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.

Furthermore, under the MSA, Public Security will receive 100% of the net received profit of iASPEC and will reimburse iASPEC for all net losses incurred by iASPEC.  The net profit of iASPEC will be paid to Public Security, and the net losses of iASPEC will be reimbursed by Public Security, no later than the last day of the month following the end of each calendar quarter, commencing on July 1, 2007.  Public Security is also obligated to pay iASPEC $180,000 per year, no later than the last day of the month following the end of each calendar year, commencing on July 1, 2007, and this amount may be retained by iASPEC out of any net received profit due and payable to Public Security as of such payment date.   Public Security may also advance to iASPEC, at its sole discretion, amounts to be credited against Public Security’s future obligations to iASPEC, but any such advances will be treated as prepayments and not as loans.  The parties to the MSA also agreed that, by no later than September 30, 2007, they will calculate a true-up amount consisting of the cumulative net profit or net losses of iASPEC from October 6, 2006, when iASPEC commenced its contractual relationship with Public Security, through the date of the MSA, and iASPEC will pay such true-up amount to Public Security if there is a net received profit, while Public Security is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss.  If iASPEC or any of the iASPEC shareholders materially breaches the MSA and fails to remedy the breach within 60 days’ notice from Public Security of such breach, they will be jointly and severally obligated to pay to Public Security liquidated damages in an amount equal to the higher of (a) eight times the annualized revenues of Public Security for the last completed fiscal quarter, or (b) US$50 million.

In connection with the MSA, on August 1, 2007, Public Security also entered into a purchase option agreement . or Option Agreement, with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareheolders.  However, according to the Option Agreement, the option may not be exercised by Public Security if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.  Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000 in the aggregate,, subject to regulatory approval.  In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement.  The Option Agreement may be rescinded by the Company upon 30 days’ notice and will terminate on the date that the Company purchases all remaining shares or assets of the Company pursuant to the terms of the Option Agreement.  If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB 5,000,000 to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach.

As a result of the restructuring, iASPEC has become our variable interest entity, or VIE, effective as of July 1, 2007.   A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity.  In such cases FASB Interpretation 46(R) requires consolidation of such entity by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership.  While we have held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have now given us control over the business and operations of iASPEC.  As a result, iASPEC’s financial data is subject to consolidation with our financial data in accordance with the provisions of FASB Interpretation 46(R), commencing with our Quarterly Report on Form 10-QSB for the period ending September 30, 2007.  For more details regarding the MSA and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

Operating Results

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.  Due to our reverse acquisition by CPSH and our contractual arrangement with iASPEC, all of the financial data for the period from January 1, 2006 through June 30, 2006 (the Predecessor Period) reflect the results of operations of iASPEC (our Predecessor) and the financial data for the period from January 1, 2007 through June 30, 2007 (the Successor Period) reflect the results of operations of CPSH. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects. In addition, we have provided non-GAAP financial measures through the reallocation of net related party revenues from iASPEC.  As a result of the restructuring of our arrangement with iASPEC, iASPEC will be treated as our VIE, and iASPEC’s financial data will be consolidated with ours, in accordance with FASB Interpretation 46(R). (See Notes 1 and 10 to our Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2007 and 2006 (Unaudited)).

For Three Months Ended June 30, 2007 Compared To Three Months ended June 30, 2006 (Unaudited)

	PREDECESSOR	SUCCESSOR	REALLOCATION	NON_GAAP
	THREE MONTHS	THREE MONTHS	OF	THREE MONTHS
	ENDED	ENDED	RELATED PARTY	ENDED
	June 30,	June 30,	REVENUE	June 30,
	2006	2007		2007

REVENUE - THIRD PARTIES	$3,529,712	$1,750,162	$8,781,422	$10,531,584

REVENUE - RELATED PARTY	-	3,657,433	(3,657,433)	-

TOTAL REVENUES	3,529,712	5,407,595		10,531,584

COST OF REVENUES	(1,409,605)	(597,831)	(4,786,916)	(5,384,747)

GROSS PROFIT	2,120,107	4,809,764		5,146,837

ADMINISTRATIVE EXPENSES	(451,429)	(428,189)	(243,865)	(672,054)
ANNUAL FEE TO iASPEC	-	(45,000)		(45,000)
SELLING EXPENSES	(51,487)	(175,132)	(93,208)	(268,340)

INCOME FROM OPERATIONS	1,617,191	4,161,443		4,161,443

OTHER INCOME	-	20,267		20,267

INCOME BEFORE TAX	1,617,191	4,181,710		4,181,710

INCOME TAXES	(238,655)	377,444		377,444

NET INCOME	$1,378,536	$4,559,154		$4,559,154

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	N/A	39,418,720		N/A
DILUTED	N/A	39,835,665		N/A

EARNINGS PER SHARE
BASIC	N/A	$0.12		N/A
DILUTED	N/A	$0.11		N/A

AS A PERCENTAGE OF REVENUES

	PREDECESSOR	SUCCESSOR
		GAAP	NON-GAAP
	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,
	2006	2007	2007

REVENUES - THIRD PARTIES	100%	32%	100%

REVENUES - RELATED PARTY	0%	68%	0%

GROSS PROFIT	60%	89%	49%

ADMINISTRATIVE EXPENSES	13%	8%	6%
ANNUAL FEE TO iASPEC	0%	1%	0%
SELLING EXPENSES	1%	3%	3%

INCOME FROM OPERATIONS	46%	77%	40%

OTHER INCOME	0%	0%	0%

INCOME BEFORE TAX	46%	77%	40%

INCOME TAXES	7%	7%	4%

NET INCOME	39%	84%	44%

Revenues. For the three months ended June 30, 2007, our revenues were $10.5 million, compared to $3.5 million for the three months ended June 30, 2006, an increase of $7.0 million, or 200% largely due to the development of our new product line, our expansion to markets outside Shenzhen City and our procurement of several large-scale system integration projects.  Significant projects include the First Responder System Project for Shantou City, and the Border Control Closed-Circuit Television Monitoring and Information Management System, and the Fast Anti-Stowaway Monitoring and Control System Projects for the Shenzhen Bay Port.

Cost of Revenues.  For the three months ended June 30, 2007, our cost of revenues increased to $5.4 million from $1.4 million for the three months ended June 30, 2006, an increase of $4.0 million, or 286%.  As a percentage of revenues, our cost of revenues was 51% for the three months ended June 30, 2007 as compared to 40% for the three months ended June 30, 2006. During the second quarter of 2007, we were engaged in several large-scale system integration projects. Those large-scale projects involve high costs for procured hardware and other subcontracting costs.  The costs for accomplishing those projects are much higher than pure software development services, and therefore, led to an increase in our cost of revenues.

Gross Profit.   For the three months ended June 30, 2007 and 2006, our gross profit was $5.1 million and $2.1 million, respectively, an increase of $3.0 million, or 143%.  Gross profit as a percentage of revenues was 49% and 60% for the three months ended June 30, 2007 and 2006, respectively. This 11% decrease in gross profit is due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.

Administrative Expenses.   For the three months ended June 30, 2007 and 2006, our administrative expenses were $0.7 million and $0.5 million, respectively.  This $0.2 million, or 40%, increase in administrative expenses is mainly attributable to more staff being hired and increased consumption of other administrative charges due to the expansion of our operations. As a percentage of revenues, administrative expenses for the three months ended June 30, 2007 and 2006 were 6% and 13%, respectively. The 7% decrease is mainly attributable to management’s implementation of more stringent cost controls.

Selling Expenses.  Our selling expenses for the three months ended June 30, 2007 and 2006 were $0.3 million and $0.05 million, respectively. The increase of $0.25 million, or 500%, is due to the expansion of our marketing and sales functions during the period.  As a percentage of revenues, our selling expenses for the fiscal quarter ended June 30, 2007 and 2006 were stable at between 3% and 1%, mainly due to management’s implementation of more stringent cost controls.

Income before Taxes.   Income before taxes for the three months ended June 30, 2007 and 2006 was $4.2 million and $1.6 million respectively, an increase of $2.6, or 163%.  Income before taxes as a percentage of revenues was 40% and 46% for the three months ended June 30, 2007 and 2006, respectively.  The decrease is due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects..

Provision for Income Taxes.   Our subsidiary, Public Security, is subject to the EIT at a rate of 15% of assessable profits.  Accordingly, Public Security was subject to a tax rate of 15% for 2006.  In addition, Public Security, is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years.  On August 10, 2007,Public Security was granted the EIT exemption by PRC tax authorities, retroactive to January 1, 2007.  Provision for income taxes was $(0.4) million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The change is due to the reversal of our previously recorded EIT estimate for Public Security.

Net Income.   As a result of the factors described above, net income increased $3.2 million, or 228%, from $1.4 million for the three months ended June 30, 2006, to $4.6 million for the same period in 2007.

For the Six Months Ended June 30, 2007 Compared To June 30, 2006 (Unaudited)

	PREDECESSOR	SUCCESSOR	REALLOCATION	NON-GAAP
	SIX MONTHS	SIX MONTHS	OF	SIX MONTHS
	ENDED	ENDED	RELATED PARTY	ENDED
	June 30,	June 30,	REVENUE	June 30,
	2006	2007		2007

REVENUE - THIRD PARTIES	$5,235,219	$2,963,480	$12,713,673	$15,677,153

REVENUE - RELATED PARTY	-	5,476,256	(5,476,256)	-

TOTAL REVENUES	5,235,219	8,439,736		15,677,153

COST OF REVENUES	(1,885,545)	(808,543)	(6,558,443)	(7,366,986)

GROSS PROFIT	3,349,674	7,631,193		8,310,167

ADMINISTRATIVE EXPENSES	(624,842)	(627,179)	(526,659)	(1,153,838)
ANNUAL FEE TO iASPEC	-	(90,000)		(90,000)
SELLING EXPENSES	(119,116)	(243,801)	(152,315)	(396,116)

INCOME FROM OPERATIONS	2,605,716	6,670,213		6,670,213

OTHER INCOME	-	27,792		27,792

INCOME BEFORE TAX	2,605,716	6,698,005		6,698,005

INCOME TAXES	(396,201)	-		-

NET INCOME	$2,209,515	$6,698,005		$6,698,005

WEIGHTED AVERAGE NUMBER OF SHARES
BASIC	N/A	37,766,363		N/A
DILUTED	N/A	38,109,593		N/A

EARNINGS PER SHARE
BASIC	N/A	$0.18		N/A
DILUTED	N/A	$0.18		N/A

AS A PERCENTAGE OF REVENUES

	PREDECESSOR	SUCCESSOR
		GAAP	NON-GAAP
	SIX MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,
	2006	2007	2007

REVENUES - THIRD PARTIES	100%	35%	100%

REVENUES - RELATED PARTY	0%	65%	0%

GROSS PROFIT	64%	90%	53%

ADMINISTRATIVE EXPENSES	12%	7%	7%
ANNUAL FEE TO iASPEC	0%	1%	1%
SELLING EXPENSES	2%	3%	3%

INCOME FROM OPERATIONS	50%	79%	42%

OTHER INCOME	0%	0%	0%

INCOME BEFORE TAX	50%	79%	42%

INCOME TAXES	8%	0%	0%

NET INCOME	42%	79%	42%

Revenues.   For the six months ended June 30, 2007, revenues were $15.7 million, compared to $5.2 million for the six months ended June 30, 2006, an increase of $10.5 million, or 202%, largely due to the development of our new product line, our expansion to markets outside Shenzhen City and our procurement of several large-scale system integration projects.  Significant projects include the First Responder System Project for Shantou City, and the Border Control Closed-Circuit Television Monitoring and Information Management System, and the Fast Anti-Stowaway Monitoring and Control System Projects for the Shenzhen Bay Port.

Cost of Revenues.  For the six months ended June 30, 2007, our cost of revenues increased to $7.4 from $1.9 million for the six months ended June 30, 2006, a $5.5 million, or 289% increase. As a percentage of revenues, our cost of revenues were 47% for the six months ended June 30, 2007 as compared to 36% for the six months ended June 30, 2006. During the second quarter of 2007, we were engaged in several large-scale system integration projects.  Those large-scale projects involve high costs for procured hardware and other subcontracting costs.  The cost for accomplishing those projects are much higher than pure software development services, and therefore, led to an increase in our cost of revenues.

Gross Profit.   For the six months ended June 30, 2007, our gross profit increased to $8.3 million from $3.3 million for the six months ended June 30, 2006, a $5.0 million, or 151% increase.   For the six months ended June 30, 2007, our gross profit as a percentage of revenues decreased to 18%, from 64% for the six months ended June 30, 2006. This 53% decrease in gross profit was due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.

Administrative Expenses.    For the six months ended June 30, 2007, our administrative expenses increased to $1.2 million from $0.6 million for the six months ended June 30, 2006, a $0.6 million, or 100% increase, from period to period.  This increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs due to the expansion of our operations.

Selling Expenses.  For the six months ended June 30, 2007, our selling expenses increased to $0.4 million from $0.1 million for the six months ended June 30, 2006, a $0.3 million, or 300% increase, from period to period.  As a percentage of revenues, our selling expenses for the six months ended June 30, 2007 and 2006 remained stable at around 2% to 3%, mainly due to management’s implementation of more stringent cost controls.

Income before Taxes.   Income before taxes for the six months ended June 30, 2007 and 2006 was $6.7 million and $2.6 million respectively, an increase of $4.1, or 158%.  Income before taxes as a percentage of revenues was 42% and 50% for the six months ended June 30, 2007 and 2006, respectively.  The decrease is due to higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects, including Video Surveillance projects at the Shenzhen Bay Port.

Provision for Income Taxes.   Our subsidiary, Public Security, is subject to EIT at a rate of 15% of assessable profits.  Accordingly, Public Security was subject to a tax rate of 15% for 2006.  In addition, Public Security is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years.  On August 10, 2007, Public Security was granted the EIT exemption by PRC tax authorities, retroactive to as of January 1, 2007.  Income taxes was $0 and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

Net Income.   As a result of the factors described above, net income increased $4.5 million or 205%, from $2.2 million for the six months ended June 30, 2006 to $6.7 million for the same period in 2007.

Pro Forma Consolidated Financial Information For the Six Months Ended June 30, 2007 (Unaudited) (including iASPEC as VIE)

The unaudited pro forma financial information is presented for informational purposes only.  It presents our financial statements as they would have existed if  iASPEC had been our VIE at January 1, 2007 and June 30, 2007.  The consummation of the MSA and recognition of iASPEC as a VIE in which the Company is the primary beneficiary has been accounted for as a combination of entities under common control similar to the pooling of interests method of accounting.  The pro forma consolidated financial information as of and for the six months ended June 30, 2007 are based on the historical financial statements of the Company and iASPEC.  The unaudited pro forma consolidated Asset, Liablitiy and Equity information as of June 30, 2007 has been prepared assuming the MSA was effective as of June 30, 2007 and the unaudited pro forma consolidated Revenue and Expense information for the six months ended June 30, 2007 has been prepared assuming the MSA was effective as of January 1, 2007. The pro forma financial information does not purport to represent what the Company’s actual Asset, Liablitiy and Equity information or its actual Revenue and Expense informationhad the MSA been consummated as of such dates.  In addition, they do not project the Company’s Asset, Liablitiy and Equity information or its actual Revenue and Expense information for any period or date, or give effect to any matters other than those described in the notes thereto. The unaudited pro forma financial information should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the three and six months ended June 30, 2007 included elsewhere in this report.

Certain assumptions, estimates and adjustments are preliminary and have been made solely for purposes of developing the pro forma information. The pro forma adjustments are based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances.

China Public Security Technology, Inc.
Proforma Consolidated Asset, Liablity and Equity Information (Unaudited)
June 30, 2007

	The Company	iASPEC				Proforma
	JUNE 30	JUNE 30				JUNE 30
	2007	2007	Proforma	Proforma		2007
	(UNAUDITED)	(UNAUDITED)	Adjustments	Adjustments		(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,388,715	$4,731,140				$10,119,855
Accounts receivable	351,215	5,837,210				6,188,425
Prepaid expenses - related party	745,039	-	$(745,039)		(1)	-
Related party receivables	7,247,258	-	(7,247,258)		(1)	-
Advances receivable	-	-				-
Other receivables and deposits	124,880	2,296,536				2,421,416
Amount due from a director	13,666	-				13,666
Inventories	-	3,066,853				3,066,853

TOTAL CURRENT ASSETS	13,870,773	15,931,739				21,810,215

NON-CURRENT ASSETS
Property and equipment	5,039,848	7,844,889				12,884,737
Intangible assets		609,540				609,540
Prepaid expenses - related party	3,886,997	-	(3,886,997)		(1)	-

TOTAL NON-CURRENT ASSETS	8,926,845	8,454,429				13,494,277

TOTAL ASSETS	$22,797,618	$24,386,168				$35,304,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Accounts payable	$80,513	$2,067,458				$2,147,971
Advances payable	-					-
Accrued expenses	468,774	384,405				853,179
Tax payable	182,698	22,365				205,063
Amount due to related party	-	11,879,294	(11,879,294)		(1)	-
Amounts due to a director	73,105	-				73,105

TOTAL CURRENT LIABILTIES	805,090	14,353,522				3,279,318

MINORITY INTERESTS			9,942,646	90,000	(2)	10,032,646

STOCKHOLDERS' EQUITY
Common stock, par $0.01
Authorized capital, 75,000,000 shares
Shares issued and outstanding (2007: 39,418,720
2006: 31,550,298 shares)	128,684	3,642,000	(3,642,000)		(2)	128,684
Additional paid-in capital	13,232,527	665,548	(665,548)		(2)	13,232,527
Reserves	855,310	802,643	(802,643)		(2)	855,310
Retained earnings	7,437,354	4,494,562	(4,404,562)	(90,000)	(2)	7,437,354
Accumulated other comprehensive income	338,653	427,893	(427,893)		(2)	338,653

TOTAL STOCKHOLDERS' EQUITY	21,992,528	10,032,646				21,992,528

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$22,797,618	$24,386,168				$35,304,492

Notes to Unaudited Proforma Balance Sheet as of June 30, 2007:

(1) To reflect the inter-company accounts between the Company and iASPEC

(2) To eliminate net assets of iASPEC as of June 30, 2007 as the minority interest.

China Public Security Technology, Inc.
Proforma Consolidated Revenue and Expense Information
June 30, 2007

	The Company	iASPEC				Proforma
	SIX MONTHS	SIX MONTHS				SIX MONTHS
	ENDED	ENDED				ENDED
	JUNE 30	JUNE 30				JUNE 30
	2007	2007	Proforma	Proforma		2007
	(Unaudited)	(Unaudited)	Adjustments	Adjustments		(UNAUDITED)

REVENUE - THIRD PARTIES	$2,963,480	$12,713,673				$15,677,153

REVENUE - RELATED PARTY	5,476,256	-	$(5,476,256)		(1)	-

TOTAL REVENUES	8,439,736	12,713,673				15,677,153

COST OF REVENUES	(808,543)	(6,558,443)				(7,366,986)

GROSS PROFIT	7,631,193	6,155,230				8,310,168

ADMINISTRATIVE EXPENSES	(627,179)	(538,177)				(1,165,356)
ANNUAL FEE TO iASPEC	(90,000)	-		$90,000	(2)	-
SELLING EXPENSES	(243,801)	(140,797)				(384,598)

INCOME FROM OPERATIONS	6,670,213	5,476,256				6,760,213

OTHER INCOME	27,792	155,700	(65,700)		(1)	117,792
						-
TRANSFER OF REVENUE		(5,476,256)	5,476,256		(1)	-

INCOME BEFORE TAX AND
MINORITY INTEREST	6,698,005	155,700				6,878,005

MINORITY INTEREST				(90,000)	(2)	(90,000)

INCOME TAXES	-	-				-

NET INCOME	$6,698,005	$155,700				$6,788,005

WEIGHTED AVERAGE
NUMBER OF SHARE
BASIC	37,766,363					37,766,363
DILUTED	38,109,593					38,109,593

EARNINGS PER SHARE
BASIC	0.18					0.18
DILUTED	0.18					0.18

Notes to the Unaudited Proforma Statement of Income:

(1) To eliminate inter-company transactions

(2) To eliminate the management fee against the minority interest

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $5,388,715.

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

Cash Flow for Six Months ended June 30, 2007 compared to June 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the Six Months ended June 30, 2007 compared to June 30, 2006 (Unaudited):

Cash Flow

	PREDECESSOR	SUCCESSOR
	SIX MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2006	2007
Net Cash Provided by (Used In) Operating Activities	$3,907,697	$(3,088,756)
Net Cash Used in Investing Activities	(2,107,819)	(5,109,874)
Net Cash Provided by Financing Activities	-	13,105,227
Net increase (decrease) in Cash and Cash Equivalents	2,175,766	4,906,597
Effect of Exchange Rate Change on Cash	1,891	309,802
Cash and Cash Equivalents - Beginning of Period	57,758	172,316
Cash and Cash Equivalents - End of Period	2,235,415	5,388,715

Operating Activities

For the six months ended June 30, 2007 and 2006, net cash used in our operating activities was $3.1 million, which is a decrease of $7 from $3.9 million net cash provided by operating activities for the same period in 2006. Increase in cash used in operations during the six months ended June 30, 2007 was mainly due to the increase in accounts receivable from iASPEC relating to the transfer of revenue under the Turnkey Agreement and the prepaid expenses to iASPEC of about $5.4 million.  During the three months ended June 30, 2007, the Company recorded selling expense and fixed asset additions of $159,366 and $587,670, which amount was expended by iASPEC on behalf of the Company. The prepaid expense to iASPEC was reduced accordingly. The remaining will continued to be used for future marketing and business development activities in several regions in China.

As of June 30, 2007, we had $7.3 million in receivables, which we earned from iASPEC pursuant to the Turnkey Agreement.  Overall, we believe that our cash flow from our operating activities should be adequate to sustain our operations at our current levels through the next twelve months.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment.

For the six months ended June 30, 2007 and 2006, we used $5.1 million and $2.1 million, respectively, in investing activities.  This increase of approximately $3 million, or 142%, is primarily attributable to our use of $3.0 million during the first quarter of 2007 for the purchase of our new office building in the Futian District. The balance was used for the acquisition of computer software and motor vehicles.

Financing Activities

Net cash provided by financing activities was $13.1 million for the six-month period ended on June 30, 2007, as compared to nil for the same period in 2006.  The 100% increase in cash provided by financing activities was mainly attributable to the net proceeds of $13.3 million raised in the private placement during January and February 2007.

Obligations Under Material Contracts

Our wholly-owned subsidiary, Public Security was a party to the Turnkey Agreement with iASPEC, pursuant to which Public Security was exclusively engaged as a subcontractor providing iASPEC’s customers with certain outsourcing services (to the extent that those services did not violate any special governmental permits held by iASPEC and did not involve the transfer of any sensitive confidential governmental or other data), and Public Security was obligated under the terms of the Turnkey Agreement to pay for its own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

On August 1, 2007, Public Security, iASPEC and iASPEC’s shareholders, Mr. Lin  and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, effective as of July 1, 2007, and replaced it on the same day with a management service agreement, or MSA, effective as of July 1, 2007.  Pursuant to the terms of the MSA, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and Public Security licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted.  Public Security will also have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s board of directors and assist in managing the business and operations of iASPEC.  In addition, both iASPEC and Public Security will require the affirmative vote of the majority of the Company’s Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from Public Security to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.

Furthermore, under the MSA, Public Security will receive 100% of the net received profit of iASPEC and will reimburse iASPEC for all net losses incurred by iASPEC.  The net profit of iASPEC will be paid to Public Security, and the net losses of iASPEC will be reimbursed by Public Security, no later than the last day of the month following the end of each calendar quarter, commencing on July 1, 2007.  Public Security is also obligated to pay iASPEC $180,000 per year, no later than the last day of the month following the end of each calendar year, commencing on July 1, 2007, and this amount may be retained by iASPEC out of any net received profit due and payable to Public Security as of such payment date.   Public Security may also advance to iASPEC, at its sole discretion, amounts to be credited against Public Security’s future obligations to iASPEC, but any such advances will be treated as prepayments and not as loans.  The parties to the MSA also agreed that, by no later than September 30, 2007, they will calculate a true-up amount consisting of the cumulative net profit or net losses of iASPEC from October 6, 2006, when iASPEC commenced its contractual relationship with Public Security, through the date of the MSA, and iASPEC will pay such true-up amount to Public Security if there is a net received profit, while Public Security is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss. If iASPEC or any of the iASPEC shareholders materially breaches the MSA and fails to remedy the breach within 60 days’ notice from Public Security of such breach, they will be jointly and severally obligated to pay to Public Security liquidated damages in an amount equal to the higher of (a) eight times the annualized revenues of Public Security for the last completed fiscal quarter, or (b) US$50 million.

In connection with the MSA, on August 1, 2007, Public Security also entered into a purchase option agreement with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders.  However, according to the Option Agreement, the option may not be exercised by Public Security if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.  Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000 in the aggregate, subject to regulatory approval.  In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement.  The Option Agreement may be rescinded by the Company upon 30 days’ notice and will terminate on the date that the Company purchases all remaining shares or assets of the Company pursuant to the terms of the Option Agreement.  If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB 5,000,000 to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach.  For more details regarding the MSA and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

Our subsidiary Public Security is governed by the Income Tax Laws of the PRC.  The EIT statutory rate is 33%. As both the Predecessor and Successor companies are situated in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax of 15%.

The Company is not subject to U.S. federal tax because we have no operations in the United States, however, the Company is obligated to file an annual tax return with federal and state authorities.  Management was granted an extension for the filing of our 2006 annual U.S. income tax return, which will be due on or about September 30, 2007.   Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEMS 3 AND 3A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including Jiang Huai Lin, our President and Chief Executive Officer and William Ho our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, Messrs. Lin and Ho concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective because of the material weaknesses described below.

Material Weaknesses

During the second quarter of 2007, in connection with its review of our condensed, consolidated financial statements for the quarter ended March 31, 2007, our independent registered public accounting firm reported a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm reported a material weakness resulting from the combination of the following significant deficiencies:

•     Lack of timely identification, research and resolution of accounting issues and lack of  documentation of consideration of recent accounting pronouncements;

•     Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

•     Absence of documented controls over our related party transactions; and

•     Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

In light of the deficiencies described above, we have restructured our relationship with iASPEC to address our controls over related party transactions with iASPEC and we have hired additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes.  Furthermore, we have performed additional analyses and reviews of our procedures to provide reasonable assurance that the financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.

In addition our management, with the participation of Messrs. Lin and Ho, has also committed to taking steps to address these material weaknesses, including: the hiring of additional high-level accounting personnel with experience in US GAAP, the engagement of a third-party accounting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.  We believe that these steps will correct the material weaknesses described above.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and its property is not the subject of any pending legal proceedings.

ITEM 2.     UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending June 30, 2007 that was not reported in a current report on Form 8-K.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

Dated: August 20, 2007	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: August 20, 2007	/s/ William Ho
William Ho
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.