Form 10QSB/A
period 2007-06-30
China Public Security Technology, Inc.
filed 2007-09-26
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

China Public Security Technology, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB (the "Amendment") to amend its quarterly report for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on August 20, 2007 (the "Original Filing"). The purpose of this Amendment is to amend Items 3 and 3A(T) of Part I to clarify management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures. Except for the cover page and this explanatory note, which has been updated, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-QSB.

PART I – FINANCIAL INFORMATION

ITEMS 3 AND 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Jiang Huai Lin, our President and Chief Executive Officer and William Ho our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, Messrs. Lin and Ho concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of as of June 30, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with its review of our condensed, consolidated financial statements for the quarter ended March 31, 2007, our independent registered public accounting firm reported, in a letter dated May 22, 2007, a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. Our independent registered public accounting firm reported a material weakness resulting from the combination of the following significant deficiencies:

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

  Absence of documented controls over our related party transactions; and

  Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

As a result of the above material weakness, our management concluded that, as of June 30, 2007, our internal control over financial reporting is not effective.

Change in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Messrs. Lin and Ho, recommended the following changes:

  we have restructured our relationship with iASPEC to address our controls over related party transactions with iASPEC;

  we have hired additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;

  we have performed additional analyses and reviews of our procedures to prepare the financial statements in this Form 10-Q in accordance with generally accepted accounting principles.

As of August 20, 2007, we have adopted and implemented these changes and management believes that they are effective. In addition our management has recommended the implementation of the following changes by the end of fiscal year 2007: the hiring of additional high-level accounting personnel with experience in US GAAP; the engagement of a third-party accounting firm to assist management in evaluating complex accounting issues on an as-needed basis; and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that the steps that we have taken and will take will correct the material weaknesses described above by the end of fiscal year 2007. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on the our financial position, cash flows, or results of operations.

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

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

Dated: September 26, 2007	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: September 26, 2007	/s/ William Ho
William Ho
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.