Form 10QSB
period 2007-09-30
China Public Security Technology, Inc.
filed 2007-11-14
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____         No    X

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	44,686,063

Transitional Small Business Disclosure Format (check one): Yes ____         No_X__

ITEM 1. FINANCIAL STATEMENTS.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	NOTES	DECEMBER 31	SEPTEMBER 30
		2006	2007
ASSETS			(Unaudited)
CURRENT ASSETS
Cash and cash equivalents		$ 172,316	$ 8,839,082
Restricted Cash		-	584,668
Accounts receivable	5	-	10,255,808
Prepaid expenses		-	1,374,797
Related party receivables	6	1,410,471	-
Advances receivable		332,479	-
Inventory		-	2,188,434
Other receivables and deposits		243,948	883,778

TOTAL CURRENT ASSETS		2,159,214	24,126,567

NON-CURRENT ASSETS
Deposit for business acquisition	11		1,331,558
Property and equipment	7	49,826	13,395,518
Intangible assets		-	569,775

TOTAL NON-CURRENT ASSETS		49,826	15,296,851

TOTAL ASSETS		$ 2,209,040	$ 39,423,418

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		-	$ 2,234,738
Advances payable		200,000	-
Deferred Revenue		-	175,944
Accrued expenses		66,832	391,717
Tax payable		215,255	201,457
Amounts due to a director	6	82,304	82,304
Other payable		-	32,116
TOTAL CURRENT LIABILITIES		564,391	3,118,276

MINORITY INTEREST		-	10,081,360

STOCKHOLDERS' EQUITY
Common stock, par $0.01
Authorized capital, 75,000,000 shares
Shares issued and outstanding (2007: 39,418,720
2006: 31,550,298 shares)		50,000	128,684
Additional paid-in capital		-	13,232,527
Reserves	8	159,465	855,310
Retained earnings		1,435,184	11,159,722
Accumulated other comprehensive income		-	847,539

TOTAL STOCKHOLDERS' EQUITY		1,644,649	26,223,782

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 2,209,040	$ 39,423,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

The consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2006 reflects operations of the Predecessor Company. (See Note 1 to the condensed consolidated financial statements)

		PREDECESSOR		SUCCESSOR
		THREE MONTHS	NINE MONTHS	THREE MONTHS	NINE MONTHS
		ENDED	ENDED	ENDED	ENDED
		SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	NOTE	2006	2006	2007	2007

REVENUE - THIRD PARTIES		$ 4,449,060	$ 9,684,279	$ 10,158,286	$ 13,121,765

REVENUE - RELATED PARTY	6	-	-	-	5,476,256

TOTAL REVENUES		4,449,060	9,684,279	10,158,286	18,598,021

COST OF REVENUES		(1,826,500)	(3,712,045)	(5,244,343)	(6,052,886)

GROSS PROFIT		2,622,560	5,972,234	4,913,943	12,545,135

ADMINISTRATIVE EXPENSES		(298,503)	(923,345)	(903,786)	(1,620,965)
SELLING EXPENSES		(36,172)	(155,288)	(101,228)	(345,029)

INCOME FROM OPERATIONS		2,287,885	4,893,601	3,908,929	10,579,141

OTHER INCOME/ (EXPENSES)		6,537	6,537	(111,263)	(83,471)

INCOME BEFORE TAXES AND MINORITY INTEREST		2,294,422	4,900,138	3,797,666	10,495,670

MINORITY INTEREST		-	-	(45,000)	(45,000)

INCOME TAXES	4	(356,284)	(752,485)	(30,288)	(30,288)

NET INCOME		1,938,138	4,147,653	3,722,378	10,420,382

FOREIGN CURRENCY TRANSLATION GAIN	10	81,540	238,350	508,876	847,539

COMPREHENSIVE INCOME		$ 2,019,678	$ 4,386,003	$ 4,231,254	$ 11,267,921

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC		N/A	N/A	39,418,720	38,438,770
DILUTED		N/A	N/A	39,891,236	38,871,098

EARNINGS PER SHARE

BASIC		N/A	N/A	$ 0.11	$ 0.29
DILUTED		N/A	N/A	$ 0.11	$ 0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

     CHINA PUBLIC SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

The consolidated statement of cash flows for the nine months ended September 30, 2006, reflects operations of the Predecessor Company. (See Note 1 to the condensed consolidated financial statements)

	PREDECESSOR	SUCCESSOR
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2007

OPERATING ACTIVITIES
Net income	4,147,653	10,420,382
Adjustments to reconcile net income to net cash provided from (used in) operations
Depreciation	.382,489	683,941
Amortization of intangible assets	104,364	47,501
Minority interest	-	45,000

Changes in operating assets and liabilities, net of VIE acquired
Decrease in inventories	203,237	901,254
Decrease (Increase) in trade and other receivables	1,478,841	(3,811,031)
Increase in prepaid expenses	-	209,702
Decrease in related parties receivables	-	1,308,103
Decrease in related party payables	-	(11,623,250)
Increase in trade and other payables	167,954	96,615
Increase (Decrease) in accrued expenses	(42,180)	185,782
Increase (Decrease) in tax payable	354,520	(44,038)

Net cash provided by ( used in ) operating activities	6,796,878	(1,580,037)

INVESTING ACTIVITIES
Advances to related parties	(1,563,806)	-
Net cash acquired from VIE acquisition	-	4,731,140
Deposit for business acquisition (Note 11)	-	(1,331,558)
Purchase of property and equipment	(3,268,668)	(6,010,693)
Capitalized software development cost	(101,096)	-

Net cash used in investing activities	(4,933,570)	(2,611,111)

FINANCING ACTIVITIES
Short-term loan	632,591	-
Increase in restricted cash	-	(584,668)
Receipt of advances payable	-	(200,000)
Cash received from private placement of common stock	-	13,311,211

Net cash provided by financing activities	632,591	12,526,543

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,747	331,371

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,495,899	8,335,395

CASH AND CASH EQUIVALENTS, BEGINNING	57,758	172,316

CASH AND CASH EQUIVALENTS, ENDING	$ 2,561,404	$ 8,839,082

Supplemental disclosure of cash flow information
Income taxes paid	$ 526,905	$ 80,847

 VIE: See Note 2 for assets and liabilities of VIE at July 1, 2007, the date of consolidation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Public Security Technology, Inc., formerly Irish Mag Inc., and its subsidiaries, (the “Company” or the “Successor”) is a provider of integrated solutions for the public security sector in China, specializing in providing public security information technology and Geographic Information Systems or GIS software operating services.

To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through Shenzhen iASPEC Software Engineering Company Limited (“iASPEC” ).

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, the Company consummated a series of transactions whereby it purchased all the issued and outstanding stock of China Public Security Holdings (“CPSH”) from the current Chairman and Executive Officer, Jiang Huai Lin (“Mr. Lin”), for 25,500,000 shares of common stock. As a result of these transactions, CPSH and its wholly-owned subsidiary, Public Security Technology (PRC) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Co. Ltd.) (“Public Security”), became the Company’s wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of approximately 81% of the Company’s issued and outstanding common stock.

Business Turnkey Agreement

On October 9, 2006, Public Security, entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with iASPEC , a PRC company controlled by Mr. Lin. iASPEC is a software development company that provides public security information technology and Public(“PGIS”) and Civil Geographic Information Systems (“CGIS”) operating services to government and private customers in the PRC. Under the Turnkey Agreement, Public Security was to pay an annual fee of $180,000 to iASPEC and was to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenues from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to Public Security under the Turnkey Agreement. Accordingly, Public Security essentially succeeded to the business operations of iASPEC and iASPEC is considered the Predecessor to Public Security. Effective July 1, 2007, Public Security, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, and replaced it with a Management Service Agreement (“MSA”).

Management Service Agreement

Pursuant to the terms of the MSA, iASPEC granted Public Security a ten-year, exclusive, royalty-free, transferable worldwide license to use and install certain iASPEC software, along with copies of source and object codes relating to such software. In addition, Public Security licensed back to iASPEC a royalty-free, limited, non-exclusive license to the software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. Public Security has the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve as a majority on iASPEC’s Board of Directors, and to assist in managing the business and operations of iASPEC. In addition, both iASPEC and Public Security will require the affirmative vote of a majority of the Company’s Board of Directors, including at least one non-insider director, for certain material actions, as defined, with respect to iASPEC.

Under the MSA, Public Security receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA, and iASPEC is permitted to retain $180,000 per year out of the net received profits. The MSA also provides that Public Security may advance to iASPEC, at its sole discretion, amounts to be credited against Public Security’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against Public Security’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by Public Security. The parties to the MSA also agreed that, by no later than September 30, 2007, a calculation will be prepared of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with Public Security, through the date of the MSA, and iASPEC will pay such true-up amount to Public Security if there is a net received profit, while Public Security is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss. The true up amount has been calculated to be $7,005,183 payable by iASPEC to Public Security. As of September 30, 2007, iASPEC has repaid $3,913,490 of the true-up and will pay the remaining amounts of $3,091,693 before December 31, 2007.

In connection with the MSA, Public Security also entered into an immediately exercisable purchase option agreement (“Option Agreement”) with iASPEC and its shareholders, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders for $1,800,000 in the aggregate,. The option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.

The substance of the MSA and the Option Agreement is to:

  Allow the Company to utilize the business licenses, contacts, permits and other resources of iASPEC in order for the Company to be able to expand its operations and business model;

  Provide the Company with effective control over all of iASPEC's operations;

  Allow the shareholders of iASPEC an opportunity to monetize a portion of their investment through the $1.8 million purchase option.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation & Variable Interest Entities (“VIEs”), (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. As a result of the MSA and the Option Agreement, iASPEC  became a VIE of the Company and iASPEC‘s results are consolidated in the company’s financial statements. To comply with PRC laws and regulations, the Company provides substantially all of its public security information technology and Geographic Information System Software operating services via the VIE.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for quarterly financial information and pursuant to the requirements for reporting on Form 10-QSB. The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information included in these quarterly financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for quarterly periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

Although the Successor was formed on January 17, 2006, it had no significant operations in the period from January 17, 2006 through September 30, 2006. Therefore, the accompanying financial statements for the period from January 1, 2006 through September 30, 2006 (the “Predecessor Period”) reflect the results of operations of iASPEC (the “Predecessor”). The accompanying consolidated financial statements for the nine months ended September 30, 2007 (the “Successor Period”) reflect the results of operations of the Company, its subsidiaries, and its VIE from July 1, 2007, the date upon which the Company became the primary beneficiary. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all aspects.

2. VARIABLE INTEREST ENTITY

As a result of the MSA, iASPEC became the Company’s VIE effective as of July 1 2007. While the Company has held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have given the Company control over the business and operations of iASPEC, and the company became the primary beneficiary of iASPEC. The consolidated financial statements for the three and nine months ended September 30, 2007, include the results of operations of iASPEC from July 1, 2007, even though the Company does not own any of iASPEC’s equity.

iASPEC’s assets and liabilities as of July 1, 2007 and September 30, 2007 are as follows:

	JULY 1	SEPTEMBER 30
	2007	2007

Cash and cash equivalents	$ 4,731,140	$ 2,843,679
Restricted cash	-	584,668
Accounts receivable	5,837,210	9,648,617
Inventory	3,066,853	2,080,578
Other Current assets	2,296,535	1,599,327
Property, Plant and equipment	7,844,889	7,799,127
Intangible Assets	609,540	569,775
Accounts Payable	(2,067,458)	(1,818,725)
Amounts due to related parties	(11,875,579)	(12,532,541)
Other current liabilities	(406,770)	(693,145)

	$ 10,036,360	$ 10,081,360

Amounts due to related parties include $3,091,693 payable by iASPEC to the Company under the Turnkey Agreement and $3,163,779 net received profit payable by iASPEC to the Company under the MSA, and $6,277,069 payable by iASPEC to the Company for advances made to iASPEC by the Company.. These amounts have been eliminated on consolidation.

As of July 1, 2007, minority interest consists of 100% of the equity of iASPEC owned by Mr. Lin and Mr. Jin Zhu Cai. During the three months ended September 30, 2007, all but $45,000 of iASPEC’s net income was allocated to the Company. The $45,000 was attributed to the minority interest, resulting in minority interest of $10,081,360 at September 30, 2007.

3. USE OF ESTIMATES

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

4. INCOME TAXES

Pre-tax income for the Predecessor and Successor is taxable in the PRC. The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone, to income tax expense is as follows:

	Predecessor		Successor

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30	September 30	September 30	September 30
	2006	2006	2007	2007

PRC Federal statutory tax rate	15%	15%	15%	15%

Computed expected income tax expense	$ 344,162	$ 735,020	$ 569,650	$ 1,574,351
Tax exemption	-	-	(539,362)	(1,544,063)
Permanent differences	12,122	17,465	-	-

Income taxes	$ 356,284	$ 752,485	$ 30,288	$ 30,288

The Company, its PRC subsidiary, Public Security (Successor) and iASPEC (Predecessor) are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprise income tax, or EIT. The statutory rate is 33%. However, since both Public Security and iASPEC are located in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax rate of 15% of assessable profits. As a wholly owned foreign investment enterprise, Public Security is entitled to enjoy a two year tax exemption, followed by a 7.5% tax exemption for three years thereafter. On August 10, 2007, Public Security was granted EIT exemption by PRC tax authorities, retroactive to January 1 2007.

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

On March 16, 2007, the 10th People’s Congress of China passed the China Unified Corporate Income Tax Law (the “Unified Tax Law”), effective on January 1, 2008, which establishes a single unified 25% income tax rate for most companies, with a preferential income tax rate of 15% to be applicable to enterprises in the Shenzhen Special Economic Zone. The Company believes that the Unified Tax Law does not impact its qualification to enjoy a tax exemption in fiscal year 2007,and as such, the Company believes that the current tax rate of 0% will continue to apply upon the implementation of the Unified Tax Law in 2008. Moreover, after the implementation of the Unified Tax Law, the Company believes that enterprises in the Shenzhen Special Economic Zone will still continue to enjoy a two-year tax exemption, followed by a 7.5% tax exemption for three years thereafter.

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

5. ACCOUNTS RECEIVABLE AND CONCENTRATIONS

Three customers accounted for 47%, 24% and 14%, respectively of accounts receivable as of September 30, 2007. These customers accounted for 21%, 12% and 5%, respectively of the revenue from third parties for the nine months ended September 30, 2007 and 15%, 28% and 7% of revenues, respectively for the three months ended September 30, 2007.

6. RELATED PARTY BALANCES AND TRANSACTIONS

At December 31, 2006 and September 30, 2007, related party receivables and amounts due to a director consisted of:

	December 31	September 30
	2006	2007
Due from related company
Shenzhen iASPEC Software Engineering
Co. Ltd. (the Predecessor)
Revenues under the Turnkey Agreement	$ 1,185,449	$ -
Fee payable under the Turnkey Agreement	(45,000)	-
Other advances	154,710	-
	1,295,159	-

Hong Kong United Development Group Limited	115,312	-
Total	$ 1,410,471	$ -

Due from / (to) a director

Due to Mr. Lin	$ (82,304)	$ (82,304)

Effective July 1, 2007, when iASPEC became the Company’s VIE, the results if iASPEC ‘s operations have been consolidated. Prior to July 1, 2007, revenues earned from iASPEC under the Turnkey Agreement were recorded as related party revenues in the Company’s financial statements.

Amounts earned from iASPEC under the Turnkey Agreement from January 1, 2007 through June 30, 2007 are as follows:

Revenues, per contracts	$ 12,713,673
Cost of sales incurred by iASPEC	(6,558,443)
Expenses paid by iASPEC on behalf of Public Security	(678,974)
Net	$ 5,476,256

Fee payable to iASPEC under the Turnkey Agreement	$ 90,000

7. PROPERTY AND EQUIPMENT

At December 31, 2006 and September 30, 2007, property and equipment consist of:

	December 31	September 30
	2006	2007

At cost:
Office equipment	$12,830	$102,051
Electronics equipment	38,127	7,391,957
Motor vehicles	-	492,496
Purchased software	-	2,601,057
Office building	-	4,180,264
	50,957	14,767,825

Accumulated depreciation	(1,131)	(1,372,307)

	$49,826	$13,395,518

8. RESERVES AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of PST , appropriations of net income as reflected in the Company’s PRC statutory financial statements are to be allocated as a statutory reserve, as determined by resolution of the Board of Directors. Through September 30, 2007, $855,310 has been appropriated for this purpose.

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

10. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial statements of Public Security and iASPEC are measured using the local currency (Chinese Renminbi Yuan) as the functional currency. The assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and the results of operations of are translated at the average exchange rates during the period. Translation adjustments are included in comprehensive income in the accompanying statements of income and comprehensive income. During the three and nine months ended September 30, 2007, the Company recorded translation gains of $508,876 and $847,539, respectively, as a component of accumulated other comprehensive income. During the three and nine months ended September 30, 2006, the Predecessor recorded translation gains of $ 81,540 and $238,350, respectively, as a component of other comprehensive income.

11. SUBSEQUENT EVENTS

(a) Security Purchase Agreement

On October 25, 2007, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain accredited investors (collectively, the "Investors"). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors up to 5,000,000 shares of the Company’s common stock, representing approximately 11% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of up to $40,000,000 (the "Purchase Price"), or $8.00 per share. On October 30, 2007, the 5,000,000 shares were issued and the company received cash proceeds of $36,000,000.

Pursuant to the Securities Purchase Agreement, the Company also entered into (i) a registration rights agreement (the "Registration Rights Agreement") with the Investors, pursuant to which, among other things, the Company agreed to register the shares of its common stock issued to the Investors within a pre-defined period and (ii) a closing escrow agreement (the "Escrow Agreement") with the Investors and the Company’s U.S. legal counsel, as escrow agent, pursuant to which the Investors agreed to deposit the Purchase Price into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. The Company also agreed to use its reasonable best efforts to have its common stock listed and traded on any one of the New York Stock Exchange, the American Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Capital Market by June 30, 2008.

In connection with the Securities Purchase Agreement, the Company issued warrants to Roth Capital Partners, LLC and Brean Murray, Carret & Co., LLC for the purchase of 300,000 and 100,000 shares of the Company’s common stock, respectively. The warrants are for a term of 5 years, have an exercise price of $9.60 per share, and include registration rights to register the shares issuable upon exercise of such warrants.

(b) Acquisition of Fortune Fame International Investment Ltd.

On November 7, 2007, the Company acquired 100% of the equity interests of Fortune Fame International Investment Limited, or Fortune Fame, a Hong Kong company, and its operating PRC subsidiary, Shenzhen Information Security Development Technology Company Ltd. The agreement with Fortune Fame provides for RMB53,000,000 (approximately, $7.1 million) to be paid in cash and the issuance of 883,333 shares of the Company’s common stock. Pursuant to the terms and conditions of a share transfer agreement (the "Transfer Agreement"), entered into by and among CPSH, Cheer Crown International Investment Limited ("Cheer Crown"), Mr. Dongwei Gao and the Company, 383,333 shares of common stock are to be issued to Cheer Crown and 500,000 shares are to be issued to Mr. Gao, the Chairman of Fortune Fame’s Board of Directors, within ninety days of the closing. Under the terms of the Transfer Agreement, Mr. Gao has agreed to continue on as the Chairman of Fortune Fame. Mr. Gao also agreed that he will return 250,000 shares of the Company’s common stock if Fortune Fame does not meet certain net income targets in 2008, and 250,000 shares if Fortune Fame does not meet certain net income targets in 2009. At September 30, 2007, the Company had paid a deposit of $1,331,558 for the acquisition of Fortune Fame. This deposit was to be refunded if the transaction was not consummated.

Shenzhen Information Security Development Technology Company Ltd. ("Shenzhen Information Security"), provides a leading Certification Authority ("CA"), application platform and e-Government solution technology, and is an exclusive CA application provider for the Shenzhen municipality in the PRC. The CA certification allows Shenzhen Information Security to issue digital certificates that contain a public key that can be used by the public to encrypt messages and protect the identity of the user. The CA also certifies that the public key contained in the certificate belongs to the person, organization, server or other entity noted in the certificate. CAs are currently used in China’s e-Government industry and can be successfully integrated with our platform and solutions to enhance our customers' applications.

(c) On October 18, 2007 and November 2, 2007, the Company issued 84,211 and 183,132 shares of common stock, respectively, in connection with the cashless exercise of 110,157 and 236,052 warrants issued in February 2007.

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

  the “Predecessor” or “iASPEC” refers to Shenzhen (iASPEC) Software Engineering Company Limited, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007;

  “China” and “PRC” are references to the People’s Republic of China;

  “RMB” are to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States (for all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 7.66 for items in the statements of income and comprehensive income and $1 = RMB 7.51 for items in the balance sheet for its September 30,2007 financial statements, and $1 = RMB7.805 for its December 31, 2006 financial statements, which were determined based on the currency conversion rate in effect at the balance sheet date for each respective quarter); and

  “Securities Act” means the Securities Act of 1933, as amended, and “Exchange Act” means the Securities Exchange Act of 1934, as amended.

Use of Non-GAAP Financial Measures

We use non-GAAP financial measures in this Management’s Discussion and Analysis section. All of the non-GAAP financial measures used by us in this report relate to the inclusion of financial information of iASPEC, which for accounting purposes is treated as our predecessor company through October 8, 2006, and is referred to in our financial statements herein as Predecessor. Although CPSH, was formed on January 17, 2006, it had no significant operations in the period from January 17, 2006 through September 30, 2006. Accordingly the accompanying financial statements for the period from January 1, 2006 through September 30, 2006 (the “Predecessor Period”) reflect the results of operations of iASPEC. Effective as of July 1 2007, iASPEC became our variable interest entity (“VIE”) as a result of the MSA and the Option Agreement. Therefore, the accompanying financial data for the period from January 1, 2007 through September 30, 2007 (the “Successor Period”) reflect the results of operations of the Company and its subsidiaries, and iASPEC from July 1, 2007, the date iASPEC became our VIE,, which are referred to in our financial statements as the Successor. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects. Prior to July 1, 2007, we operated under the Turnkey Agreement and reported net revenues thereunder as Related Party revenues. We have provided non-GAAP financial measures through the reallocation of net related party revenues prior to its consolidation, which is not in accordance with US GAAP. The reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure is provided under our “Operating Results” below. Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP would be misleading to investors and would not reflect the substance of the Company’s performance.

Our Business

We are a holding company that only operates through our Chinese subsidiary, Public Security Technology (PRC) Co., Ltd., or Public Security, (formerly Bo Hai Wen Technology (Shenzhen) Company Limited). We are a leading provider of public security information technology and a Geographic Information Systems (GIS) software service operator. The Company provides a broad portfolio of fully-integrated solutions and services, including public security information technology (First Responder Coordination Platform, Intelligent Border Control and Security Surveillance), Geographic Information System (Police-use GIS, Civil-use GIS) and e-Government and software sales. Through our exclusive Management Service Agreement with iASPEC, we currently have the licenses to 16 registered and copyrighted software applications in China. Our typical customers include some of the most important public security departments in Guangdong Province and Hainan Province, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Dongfang City Public Security Bureau of Hainan Province, the Shenzhen City Traffic Police Bureau, the Shenzhen City Public Security Bureau, the Fo Shan City Police Bureau, the Shenzhen Fire Department, the Guangdong Province Department of Public Security and the Zhuhai Public Security Bureau. In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

Our VIE, iASPEC serves customers in Guangdong Province and Hainan Province in China. Two customers accounted for 28% and 15% of our revenues in the third quarter of 2007.

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

Overview of Third Fiscal Quarter of 2007

We generate revenues through software development, system integration, product sales and provision of related support services. During the fiscal quarter ended September 30, 2007, 76% of our revenues are from the provision of services to iASPEC customers pursuant to our Management Service Agreement (“MSA”) with iASPEC . According to the MSA, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and Public Security licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted.

Under the MSA, Public Security receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA and iASPEC is permitted to retain $180,000 per year out of net received profits. The MSA also provides that Public Security may advance to iASPEC, at its sole discretion, amounts to be credited against Public Security’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against Public Security’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by Public Security. The parties to the MSA also agreed that, by no later than September 30, 2007, a calculation will be prepared of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with Public Security, through the date of the MSA, and iASPEC will pay such true-up amount to Public Security if there is a net received profit, while Public Security is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss. The true up amount has been estimated to be $7,005,183 payable by iASPEC to Public Security. As of September 30, 2007, iASPEC has repaid $3,913,490 and will pay the remaining amounts of $3,091,693 before December 31, 2007.

In connection with the MSA, on August 1, 2007, Public Security also entered into a purchase option agreement or Option Agreement, with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders. However, according to the Option Agreement, the option may not be exercised by Public Security if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated. Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000 in the aggregate, subject to regulatory approval. In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement. The Option Agreement may be rescinded by the Company upon 30 days’ notice and will terminate on the date that the Company purchases all remaining shares or assets of the Company pursuant to the terms of the Option Agreement. If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB 5,000,000 to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach.

As a result of the MSA, iASPEC has become our variable interest entity, or VIE, effective as of July 1, 2007. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. In such cases, FASB Interpretation 46(R) requires consolidation of such entity by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership. While we have held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have now given us control over the business and operations of iASPEC. As a result, iASPEC’s financial data is subject to consolidation with our financial data in accordance with the provisions of FASB Interpretation 46(R). For more details regarding the MSA and Option Agreement, see our Form 8-K filed with the SEC on August 6, 2007.

Owning a portfolio of state licenses that require years to accumulate and more than a dozen software solutions – including data sharing and exchange platform, application encapsulation system monitoring, workflow and distribution application platform -- we have built a formidable barrier to entry. In addition, our proprietary solutions are typically mission critical with high switching costs and locked-in customers. Consequently, we currently command a dominant market share of Police-use Geography Information Systems (PGIS) in Guangdong Province (one of China’s richest and most advanced provinces), more than 90% of market share of China’s intelligent border control system, and China’s first contract to develop a new PRC residence card information system that is a single card solution with all vital citizen data on one chip, to be piloted in Shenzhen.

Our pipeline is expanding, driven by a flush of intelligent border and PGIS contracts up for bid. In addition, we are expanding from Tier-1 pilot projects into smaller cities, as the PRC government has pushed forward toward an integrated, countrywide emergency and safety system. We entered the third quarter with a contract backlog of $19.2 million. In addition, we have acquired one company (see “Recent developments” section below) and intend to acquire another company, both of which have the potential to incrementally add revenues and profits to our growth perspective.

Our backlog of contracts of $21.1 million consists of $7.0 million relating to uncompleted contracts as of September 30, 2007, and $14.1 million relating to newly signed, but not yet implemented contracts,.  There are a total of 49 newly signed and uncompleted contracts. The following table shows our backlog information as of September 30, 2007:

Revenue recognized in the first three quarters of 2007 (Note *)	$ 25.8

Backlog of uncompleted contracts	7.0
Backlog of contracts newly signed, but not yet implemented	14.1
21.1

Note * This reflects the combined revenues of Public Security and iASPEC for the nine months ended September 30, 2007.

Recent Developments

On October 25, 2007, we entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain accredited investors (collectively, the "Investors"). Under the Securities Purchase Agreement, we agreed to issue and sell to the Investors up to 5,000,000 shares of the Company’s common stock, representing approximately 11% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of up to $40,000,000 (the "Purchase Price"), or $8.00 per share. On October 30, 2007, the 5,000,000 shares were issued and the company received cash proceeds of $36,000,000.

Pursuant to the Securities Purchase Agreement, we also reported entry into (i) a registration rights agreement (the "Registration Rights Agreement") with the Investors, pursuant to which, among other things, we agreed to register the shares of its common stock issued to the Investors within a pre-defined period and (ii) a closing escrow agreement (the "Escrow Agreement") with the Investors and the Company’s U.S. legal counsel, as escrow agent, pursuant to which the Investors agreed to deposit the Purchase Price into escrow to be released upon the occurrence of the events sent forth in the Escrow Agreement. We also agreed to use its reasonable best efforts to have its common stock listed and traded on any one of the New York Stock Exchange, the American Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market by June 30, 2008.

In connection with the Securities Purchase Agreement, we issued warrants to Roth Capital Partners, LLC and Brean Murray, Carret & Co., LLC for the purchase of 300,000 and 100,000 shares of the Company’s common stock, respectively. The warrants are for a term of 5 years, have an exercise price of $9.60 per share, and include registration rights to register the shares issuable upon exercise of such warrants.

Acquisition of Shenzhen Information Security

On November 7, 2007, the Company acquired 100% of the equity interests of Fortune Fame International Investment Limited, or Fortune Fame, a Hong Kong company, and its operating PRC subsidiary, Shenzhen Information Security Development Technology Company Ltd. The agreement with Fortune Fame provides for RMB53,000,000 (approximately, $7.1 million) to be paid in cash and the issuance of 883,333 shares of the Company’s common stock. Pursuant to the terms and conditions of a share transfer agreement (the "Transfer Agreement"), entered into by and among CPSH, Cheer Crown International Investment Limited ("Cheer Crown"), Mr. Dongwei Gao and the Company, 383,333 shares of common stock are to be issued to Cheer Crown and 500,000 shares are to be issued to Mr. Gao, the Chairman of Fortune Fame’s Board of Directors, within ninety days of the closing. Under the terms of the Transfer Agreement, Mr. Gao has agreed to continue on as the Chairman of Fortune Fame. Mr. Gao also agreed that he will return 250,000 shares of the Company’s common stock if Fortune Fame does not meet certain net income targets in 2008, and 250,000 shares if Fortune Fame does not meet certain net income targets in 2009. At September 30, 2007, the Company had paid a deposit of $1,331,558 for the acquisition of Fortune Fame. This deposit was to be refunded if the transaction was not consummated.

Shenzhen Information Security Development Technology Company Ltd. ("Shenzhen Information Security"), provides a leading Certification Authority ("CA"), application platform and e-Government solution technology, and is an exclusive CA application provider for the Shenzhen municipality in the PRC. The CA certification allows Shenzhen Information Security to issue digital certificates that contain a public key that can be used by the public to encrypt messages and protect the identity of the user. The CA also certifies that the public key contained in the certificate belongs to the person, organization, server or other entity noted in the certificate. CAs are currently used in China’s e-Government industry and can be successfully integrated with our platform and solutions to enhance our customers' applications.

Operating Results

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars. The financial data for the period from January 1, 2006 through September 30, 2006 (the Predecessor Period) reflect the results of operations of iASPEC (our Predecessor) and the financial data for the period from January 1, 2007 through September 30, 2007 (the Successor Period) reflect the results of operations of the Company, its subsidiaries, and iASPEC from July 1, 2007, the date iASPEC became our VIE .

For the Three Months Ended September 30, 2007 Compared To September 30, 2006 (Unaudited)
AS A PERCENTAGE OF REVENUES
	PREDECESSOR	SUCCESSOR
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30,	September 30,
	2006	2007

REVENUES - THIRD PARTIES	100%	100%

REVENUES - RELATED PARTY	0%	0%

GROSS PROFIT	58.9%	48.4%

ADMINISTRATIVE EXPENSES	6.7%	8.9%

SELLING EXPENSES	0.8%	1.0%

INCOME FROM OPERATIONS	51.4%	38.5%

OTHER INCOME	0.2%	(1.1%)

INCOME BEFORE TAX AND MINORITY INTEREST	51.6%	37.4%

INCOME TAXES	8.0%	0.3%

MINORITY INTEREST		0.4%

NET INCOME	43.6%	36.6%

Revenues. For the three months ended September 30, 2007, our revenues were $10.2 million, compared to $4.5 million for the three months ended September 30, 2006, an increase of $5.7 million, or 127% largely due to the development of our new product line, our expansion to markets outside Shenzhen City and our procurement of several large-scale system integration projects. Significant projects include the Residency ID Card Project for Shenzhen City Public Security Bureau, and Shenzhen City Immigration Border Check Station Project.

Cost of Revenues. For the three months ended September 30, 2007, our cost of revenues increased to $5.2 million from $1.8 million for the three months ended September 30, 2006, an increase of $3.4 million, or 188%. As a percentage of revenues, our cost of revenues was 51.6% for the three months ended September 30, 2007 as compared to 37.9% for the three months ended September 30, 2006. Following up from the second quarter of 2007, we were engaged in several large-scale system integration projects. Those large-scale projects involved higher costs for procured hardware and other subcontracting costs. The costs for accomplishing those projects are much higher than pure software development services, and therefore, led to an increase in our cost of revenues.

Gross Profit. For the three months ended September 30, 2007 and 2006, our gross profit was $4.9 million and $2.6 million, respectively, an increase of $2.3 million, or 88%. Gross profit as a percentage of revenues was 48.4% and 58.9% for the three months ended September 30, 2007 and 2006, respectively. This 10.5% decrease in gross profit is due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.

Administrative Expenses. For the three months ended September 30, 2007 and 2006, our administrative expenses were $0.9 million and $0.3 million, respectively. This $0.6 million, or 200%, increase in administrative expenses is mainly attributable to more staff being hired and increased consumption of other administrative charges due to the expansion of our operations. As a percentage of revenues, administrative expenses for the three months ended September 30, 2007 and 2006 were 8.9% and 6.7%, respectively. This increase was mainly attributable to an increase in our administrative staff and increased administrative costs due to the expansion of our operations.

Selling Expenses. Our selling expenses for the three months ended September 30, 2007 and 2006 were $0.1 million and $0.03 million, respectively. The increase of $0.07 million, or 233%, is due to the expansion of our marketing and sales functions during the period. As a percentage of revenues, our selling expenses for the fiscal quarter ended September 30, 2007 and 2006 were stable at between 1% and 0.8%, mainly due to management’s implementation of more stringent cost controls.

Income before Taxes and Minority Interest. Income before taxes for the three months ended September 30, 2007 and 2006 was $3.8 million and $2.3 million respectively, an increase of $1.5 million, or 65%. Income before taxes and minority interest as a percentage of revenues was 37.4% and 51.6% for the three months ended September 30, 2007 and 2006, respectively. The decrease is due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.

Provision for Income Taxes. Our subsidiary, Public Security, and our VIE, iASPEC, are subject to the EIT at a rate of 15% of assessable profits. In addition, Public Security, is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years. On August 10, 2007, Public Security was granted the EIT exemption by PRC tax authorities, retroactive to January 1, 2007. Income tax expenses was $0.4 million for the three months ended September 30, 2006.

Net Income. As a result of the factors described above, net income increased $1.8 million, or 95%, from $1.9 million for the three months ended September 30, 2006, to $3.7 million for the same period in 2007.

For the Nine Months Ended September 30, 2007 Compared To September 30, 2006 (Unaudited)

	PREDECESSOR	SUCCESSOR	REALLOCATION	NON-GAAP
	NINE MONTHS	NINE MONTHS	OF	NINE MONTHS
	ENDED	ENDED	RELATED PARTY	ENDED
	September 30,	September 30,	REVENUE	September 30,
	2006	2007		2007

REVENUE - THIRD PARTIES	$ 9,684,279	$ 13,121,765	$ 12,713,673	$ 25,835,438
REVENUE - RELATED PARTY	-	5,476,256	(5,476,256)
TOTAL REVENUES	9,684,279	18,598,021		25,835,438

COST OF REVENUES	(3,712,045)	(6,052,886)	(6,558,443)	(12,611,329)

GROSS PROFIT	5,972,234	12,545,135		13,224,109

ADMINISTRATIVE EXPENSES	(923,345)	(1,620,965)	(526,659)	(2,147,624)
SELLING EXPENSES	(155,288)	(345,029)	(152,315)	(497,344)

INCOME FROM OPERATIONS	4,893,601	10,579,141		10,579,141

OTHER INCOME/ (EXPENSES)	6,537	(83,471)		(83,471)

INCOME BEFORE TAX AND MINORITY INTEREST	4,900,138	10,495,670		10,495,670

MINORITY INTEREST	-	(45,000)		(45,000)

INCOME TAXES	(752,485)	(30,288)		(30,288)

NET INCOME	$ 4,147,653	$ 10,420,382		$ 10,420,382

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC	N/A	38,438,770		N/A
DILUTED	N/A	38,871,098		N/A

EARNINGS PER SHARE

BASIC	N/A	$ 0.27		N/A
DILUTED	N/A	$ 0.27		N/A

AS A PERCENTAGE OF REVENUES
	PREDECESSOR	SUCCESSOR
			NON-GAAP
	NINE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2007	2007

REVENUES - THIRD PARTIES	100.0%	70.6%	100.0%

REVENUES - RELATED PARTY	0.0%	29.4%	0.0%

GROSS PROFIT	61.7%	67.5%	51.2%

ADMINISTRATIVE EXPENSES	9.5%	8.7%	8.3%

SELLING EXPENSES	1.6%	1.9%	1.9%

INCOME FROM OPERATIONS	50.5%	56.9%	40.9%

OTHER INCOME	0.1%	(0.5%)	(0.3%)

INCOME BEFORE TAX AND MINORITY INTEREST	50.6%	56.4%	40.6%

INCOME TAXES	7.8%	0.2%	0.1%

MINORITY INTEREST	-	0.2%	0.2%

NET INCOME	42.8%	56.0%	40.3%

Revenues. For the nine months ended September 30, 2007, revenues were $25.8 million, compared to $9.7 million for the nine months ended September 30, 2006, an increase of $16.1 million, or 166%, largely due to the development of our new product line, our expansion to markets outside Shenzhen City and our procurement of several large-scale system integration projects. Significant projects include the Residence ID Card Project for Shenzhen City Public Security Bureau, and Shenzhen City Immigration Border Check Station Project.

Cost of Revenues. For the nine months ended September 30, 2007, our cost of revenues increased to $12.6 from $3.7 million for the months ended September 30, 2006, a $8.9 million, or 241% increase. As a percentage of revenues, our cost of revenues were 48.8% for the nine months ended September 30, 2007 as compared to 38.3% for the nine months ended September 30, 2006. During the third quarter of 2007, we were engaged in several large-scale system integration projects. Those large-scale projects involved higher costs for procured hardware and other subcontracting costs. The cost for accomplishing those projects is much higher than pure software development services, and therefore, led to an increase in our cost of revenues.

Gross Profit. For the nine months ended September 30, 2007, our gross profit increased to $13.2 million from $6.0 million for the months ended September 30, 2006, a $7.2 million, or 120% increase. For the nine months ended September 30, 2007, our gross profit as a percentage of revenues decreased to 51.2%, from 61.7% for the nine months ended September 30, 2006. This 10.5% decrease in gross profit was due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.

Administrative Expenses. For the nine months ended September 30, 2007, our administrative expenses increased to $2.1 million from $0.9 million for the nine months ended September 30, 2006, a $1.2 million, or 133% increase, from period to period. This increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs due to the expansion of our operations.

Selling Expenses. For the nine months ended September 30, 2007, our selling expenses increased to $0.5 million from $0.15 million for the nine months ended September 30, 2006, a $0.35 million, or 233% increase, from period to period. As a percentage of revenues, our selling expenses for the nine months ended September 30, 2007 and 2006 remained stable at around 1% to 2%, mainly due to management’s implementation of more stringent cost controls.

Income before Taxes and Minority Interest. Income before taxes for the nine months ended September 30, 2007 and 2006 was $10.5 million and $4.9 million respectively, an increase of $5.6, or 114%. Income before taxes and minority interest as a percentage of revenues was 40.6% and 50.6% for the nine months ended September 30, 2007 and 2006, respectively. The decrease is due to higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.

Provision for Income Taxes. Our subsidiary, Public Security and our VIE, iASPEC are subject to EIT at a rate of 15% of assessable profits. Accordingly, Public Security was subject to a tax rate of 15% for 2006. In addition, Public Security is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years. On August 10, 2007, Public Security was granted the EIT exemption by PRC tax authorities, retroactive to as of January 1, 2007. Income tax expense for the nine months ended September 30, 2007 was $0.03 million and represents taxes on iASPEC’s income not attributable to the Company under the MSA. Income tax expenses was $0.8 million for the nine months ended September 30, 2006

Net Income. As a result of the factors described above, net income increased $6.3 million or 154%, from $4.1 million for the months ended September 30, 2006 to $10.4 million for the same period in 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $8,839,082.

On February 6, 2007, we completed a private placement of 7,868,422 shares of our common stock to two accredited investors. As a result of the private placement we raised $14.95 million in gross proceeds, which left us with $13.31 million net proceeds after the deduction of offering expenses in the amount of $1.64 million.

On October 25, 2007, we agreed to issue and sell to the Investors up to 5,000,000 shares of the Company’s common stock, representing approximately 11% of the issued and outstanding capital stock of the Company on a fully diluted basis as of and registered within a pre-defined period pursuant to “Securities Purchase Agreement”. After consummation of the transactions contemplated by the Securities Purchase Agreement, an aggregate purchase price of up to $40,000,000 (the "Purchase Price"). In addition, the Investors agreed to deposit the Purchase Price into escrow to be released upon the occurrence of the events sent forth in the Escrow Agreement. On October 30, 2007, the 5,000,000 shares were issued and the Company received cash proceeds of $36,000,000.

On November 7, 2007, we acquired 100% of the equity interests of Fortune Fame, a Hong Kong company, and its operating PRC subsidiary, Shenzhen Information Security Development Technology Company Ltd. The agreement with Fortune Fame provided for RMB53,000,000 (approximately, $7.1 million) to be paid in cash and the issuance of 883,333 shares of our common stock. As of September 30 2007, we had paid $1,331,558 as a good faith deposit for this acquisition.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Nine Months ended September 30, 2007 compared to September 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the Nine Months ended September 30, 2007 compared to September 30,2006 (Unaudited):

Cash Flow
	PREDECESSOR	SUCCESSOR
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2007

Net Cash Provided by (Used In) Operating Activities	$ 6,796,878	$ (1,580,037)

Net Cash Used in Investing Activities	(4,933,570)	(2,611,111)

Net Cash Provided by Financing Activities	632,591	12,526,543

Net increase (decrease) in Cash and Cash Equivalents	2,495,899	8,335,395

Effect of Exchange Rate Change on Cash	7,747	331,371

Cash and Cash Equivalents - Beginning of Period	57,758	172,316

Cash and Cash Equivalents - End of Period	2,561,404	8,839,082

Operating Activities

For the nine months ended September 30, 2007, net cash used in our operating activities was $1.6 million, which is a decrease of $8.4 million from $6.8 million net cash provided by operating activities for the same period in 2006. Increase in cash used in operations during the nine months ended September 30, 2007 was mainly due to the increase in accounts receivable and the decrease in related party payables as a result of consolidating iASPEC effective in the third quarter.

Investing Activities

For the nine months ended September 30, 2007 and 2006, we used $7.3 million (before netting off the $4.7 million of cash acquired from iASPEC) and $5.0 million, respectively, in investing activities. This increase of approximately $2.3 million, or 46%, is mainly attributed to our use during the first quarter of 2007 for the purchase of our new office building in the Futian District and the procurement of computer software and motor vehicles. In addition, to leverage our business, we paid $1.3 million as a good faith deposit for the acquisition of Fortune Fame in the third quarter.

Financing Activities

Net cash provided by financing activities was $12.5 million for the nine-month period ended on September 30, 2007, as compared to $0.63 million for the same period in 2006. The significant increase in cash provided by financing activities was primarily attributable to the net proceeds of $13.3 million raised in the private placement during January and February 2007.

Obligations Under Material Contracts

During the first half of 2007, our wholly-owned subsidiary, Public Security, was a party to the Turnkey Agreement with iASPEC, pursuant to which Public Security was exclusively engaged as a subcontractor providing iASPEC’s customers with certain outsourcing services (to the extent that those services did not violate any special governmental permits held by iASPEC and did not involve the transfer of any sensitive confidential governmental or other data), and Public Security was obligated under the terms of the Turnkey Agreement to pay for its own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

Public Security, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, effective as of July 1, 2007, and replaced it on the same day with the MSA, effective as of July 1, 2007. Pursuant to the terms of the MSA, iASPEC granted Public Security an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and Public Security licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. Public Security also has the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve as a majority on iASPEC’s board of directors and assist in managing the business and operations of iASPEC. In addition, both iASPEC and Public Security will require the affirmative vote of the majority of the Company’s Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from Public Security to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.

Under the MSA, Public Security receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA, and iASPEC is permitted to retain $180,000 per year out of net received profits. The MSA also provides that Public Security may advance to iASPEC, at its sole discretion, amounts to be credited against Public Security’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against Public Security’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by Public Security. The parties to the MSA also agreed that, by no later than September 30, 2007, a calculation will be prepared of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with Public Security, through the date of the MSA, and iASPEC will pay such true-up amount to Public Security if there is a net received profit, while Public Security is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss. The true up amount has been calculated to be $7,005,183 payable by iASPEC to Public Security. As of September 30, 2007, iASPEC has repaid $3,913,490 of the true-up and will pay the remaining amounts of $3,091,693 before December 31, 2007.  In addition, at September 30, 2007, iASPEC also owes the Company $3,163,779 under the MSA, and $6,277,069 for advances made by the Company to iASPEC.

In connection with the MSA, on August 1, 2007, Public Security also entered into the Option Agreement with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted the Company or its designee(s)an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders. However, according to the Option Agreement, the option may not be exercised by Public Security if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated. Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000 in the aggregate, subject to regulatory approval. In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement. The Option Agreement may be rescinded by the Company upon 30days’ notice and will terminate on the date that the Company purchases all remaining shares or assets of the Company pursuant to the terms of the Option Agreement. If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB 5,000,000 to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach. For more details regarding the MSA and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

Recent Accounting Pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

Our subsidiary Public Security is governed by the Income Tax Laws of the PRC. The EIT statutory rate is 33%. As both the Predecessor and Successor companies are situated in the Shenzhen Economic Special Zone, both companies are entitled to a permanent preferential income tax rate of 15%.

The Company is not subject to U.S. federal tax because we have no operations in the United States, however, we are obligated to file an annual tax return with federal and state authorities. Management has filed our 2006 annual U.S. income tax return on September 17, 2007 and does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Jiang Huai Lin, our President and Chief Executive Officer and William Ho, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, Messrs. Lin and Ho concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2007.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over the company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the above material weakness, our management concluded that, as of September 30, 2007, our internal controls over financial reporting are not effective.

Changes in Internal Controls over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Messrs. Lin and Ho, recommended the following changes: we have restructured our relationship with iASPEC to address our controls over related party transactions with iASPEC; we have hired additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes; we have performed additional analyses and reviews in connection with the preparation of the financial statements in this Form 10-QSB

As of September 30, 2007, we have adopted and implemented these changes. In addition, our management has recommended the implementation of the following changes by the end of fiscal year 2007: the hiring of additional high-level accounting personnel with experience in US GAAP; the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that the steps that we have taken and propose to take will correct the material weaknesses described above. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and its property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2007 that were not previously disclosed in quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending September 30, 2007 that was not reported in a current report on Form 8-K.

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

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

Dated: November 14, 2007	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: November 14, 2007	/s/ William Ho
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