Form 10QSB/A
period 2007-09-30
China Public Security Technology, Inc.
filed 2007-11-14
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 (Amendment No. 1)

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

		PREDECESSOR		SUCCESSOR
		THREE MONTHS	NINE MONTHS	THREE MONTHS	NINE MONTHS
		ENDED	ENDED	ENDED	ENDED
		SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	NOTE	2006	2006	2007	2007

REVENUE - THIRD PARTIES		$ 4,449,060	$ 9,684,279	$ 10,158,286	$ 13,121,765

REVENUE - RELATED PARTY	6	-	-	-	5,476,256

TOTAL REVENUES		4,449,060	9,684,279	10,158,286	18,598,021

COST OF REVENUES		(1,826,500)	(3,712,045)	(5,244,343)	(6,052,886)

GROSS PROFIT		2,622,560	5,972,234	4,913,943	12,545,135

ADMINISTRATIVE EXPENSES		(298,503)	(923,345)	(903,786)	(1,620,965)
SELLING EXPENSES		(36,172)	(155,288)	(101,228)	(345,029)

INCOME FROM OPERATIONS		2,287,885	4,893,601	3,908,929	10,579,141

OTHER INCOME/ (EXPENSES)		6,537	6,537	(111,263)	(83,471)

INCOME BEFORE TAXES AND MINORITY INTEREST		2,294,422	4,900,138	3,797,666	10,495,670

MINORITY INTEREST		-	-	(45,000)	(45,000)

INCOME TAXES	4	(356,284)	(752,485)	(30,288)	(30,288)

NET INCOME		1,938,138	4,147,653	3,722,378	10,420,382

FOREIGN CURRENCY TRANSLATION GAIN	10	81,540	238,350	508,876	847,539

COMPREHENSIVE INCOME		$ 2,019,678	$ 4,386,003	$ 4,231,254	$ 11,267,921

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC		N/A	N/A	39,418,720	38,438,770
DILUTED		N/A	N/A	39,891,236	38,871,098

EARNINGS PER SHARE

BASIC		N/A	N/A	$ 0.09	$ 0.27
DILUTED		N/A	N/A	$ 0.09	$ 0.27

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