Form 10-K
period 2007-12-31
China Public Security Technology, Inc.
filed 2008-03-31
CIK 1350684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53147

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

   -------------------------------------------------------------------------------------------------------

(Name of Small Business Issuer in Its Charter)

FLORIDA	59-1944687
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040 People’s Republic of China ------------------------------------------------------------
(Address of Principal Executive Offices)
(+86) 755 -8370-8333 --------------------------------------------------------------

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common stock,  $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐                No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐                No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒               No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐          Non-Accelerated Filer  ☐          Accelerated Filer  ☐          Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐                No  ☒

The aggregate market value of the 6,732,363 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $32,651,961 as of June 29, 2007, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $ $4.85 per share, as reported by Quotemedia, Inc.

There were a total of 45,639,396 shares of the registrant’s common stock outstanding as of March 28, 2008.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

USE OF CERTAIN DEFINED TERMS AND TREATMENT OF STOCK SPLIT

Except as otherwise indicated by the context, references in this report to:

•

“CPST” “we,” “us,” or “our,” “Successor” and the “Company” are references to the combined business of China Public Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries: Information Security Technology (China) Co., Ltd., a PRC company (formerly, Public Security Technology (PRC) Co., Ltd.), or IST; Public Security Technology (China) Company Limited, a Hong Kong company; Fortune Fame International Investment Limited, a Hong Kong company,  or Fortune Fame, and its wholly-owned subsidiary, Information Security Development Technology (Shenzhen) Company Ltd., a PRC company, or ISDT; and Bocom Multimedia Display Company Limited, or Bocom Multimedia, and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co. Ltd, or Bocom Technology;

•

the “Predecessor” or “iASPEC” refers to iASPEC Software Co., Ltd. (formerly, Shenzhen iASPEC Software Engineering Co., Ltd.), to whose operations we succeeded on October 9, 2006;

•

 “China” and “PRC” are references to the People’s Republic of China and references to “Hong Kong” are to the  Hong Kong Special Administrative Region of China;

•

“RMB” are to Renminbi, the legal currency of China;

•

“U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and

•

“Securities Act” are references to the Securities Act of 1933, as amended and references to “Exchange Act” are references to the Securities Exchange Act of 1934, as amended.

On October 2, 2006, we effected a 4.44444444-to-1 forward split of the outstanding shares of our common stock held as of September 1, 2006.  All share numbers contained in this report are adjusted to reflect this forward split.

USE OF NON-GAAP FINANCIAL MEASURES

We use financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, in the sections of this annual report captioned “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All of the non-GAAP financial measures used by us in this report relate to the inclusion of financial information of iASPEC, which for accounting purposes is treated as our predecessor company, and is referred to in our financial statements herein as Predecessor.  Although CPSH was formed on January 17, 2006, it had no significant operations in the period from January 17, 2006 through December 31, 2006.  Accordingly the accompanying financial statements for the period from January 1, 2006 through October 8, 2006, the Predecessor Period, reflect the results of operations of iASPEC.  Effective as of July 1, 2007, iASPEC became our variable interest entity, or VIE. Therefore, the accompanying financial data for the period from January 1, 2007 through December 31, 2007, the Successor Period, reflect the results of operations of CPSH for the period from January 1, 2007 through December 31, 2007 and the results of operations of iASPEC from July 1, 2007 through December 31, 2007, which are referred to in our financial statements as the Successor.  Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects.  We have provided non-GAAP financial measures through the reallocation of net related party revenues from iASPEC before it became a consolidated entity, which is not in accordance with US GAAP. The reconciliation of non-GAAP financial measures to the most directly comparable GAAP measure is provided in the aforementioned sections where non-GAAP financial measures are present in this report in the columns captioned “Successor” and a table reconciling such GAAP and non-GAAP financial measure accounts is shown under the caption “Result of Operations” within “Managements Discussion and Analysis of Financial Condition and Results of Operations”.  Non-GAAP financial measures that do not appear under “Result of Operations” and indicated with an “*”. Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP financial measures would be misleading to investors and would not reflect the substance of our performance.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background and Recent Developments

China Public Security Technology, Inc. was originally organized under the laws of the State of Florida, on September 19, 1979, under the name Mark Thomas Publishing Inc. and on April 29, 2003 we changed our name to Irish Mag, Inc. From our inception through October 6, 2006, we provided consulting services in the offset printing industry, targeting individual retail consumers as well as small to mid-size companies.  However, as a result of the reverse merger transactions discussed below, we are now a provider of integrated solutions for the public security sector in China, specializing in providing public security information communication applications and Geographic Information Systems or GIS software services.   On January 26, 2007, we changed our name to China Public Security Technology, Inc. to more accurately reflect our new business and commercial objectives.

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CPSH from our current Chairman and Chief Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock in the aggregate.  As a result of these transactions CPSH and its wholly-owned subsidiary, IST, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock in the aggregate, which, at January 31, 2007, constituted 80.8% of our issued and outstanding common stock.   Mr. Lin has since transferred 2,222,065 of these shares and now holds 20,677,935 of these shares directly and 2,600,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

January Private Placement

On January 16, 2007, we entered into a securities purchase agreement, or January Purchase Agreement, with two accredited Investors, or the January Investors, led by Pinnacle China Fund, L.P., pursuant to which, as amended, we agreed to issue and sell to the January Investors up to 7,868,422 shares of our common stock equaling 19.96% of our issued and outstanding capital stock, for a purchase price, in the aggregate, of up to $14,950,001.80 or $1.90 per share, half of which was issued for one-half of the aggregate purchase price on January 31, 2007, and the remaining half of which was issued for the balance of the aggregate purchase price on February 6, 2007.  We additionally represented and warranted in the January Purchase Agreement that, except for one contract, Shenzhen iASPEC Software Engineering Company Limited, or iASPEC, a company also controlled by our controlling stockholder, Mr. Jiang Huai Lin, would not require a certain governmental permit to perform under the Amended and Restated Turnkey Agreement, or Amended Turnkey Agreement, dated January 31, 2007, as amended, between iASPEC and our indirect Chinese Subsidiary, Information Security Technology (China) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Company Limited), and that IST’s performance of the services under the agreement does not conflict with or violate any laws or regulations of the People’s Republic of China, or the PRC.  In addition, the parties provided for a payment of liquidated damages to each of the January Investors, equal to the amount of each Investor’s pro rata share of the purchase price, if (a) any government agency of the PRC takes any action that materially or adversely affects the restructuring of our arrangements with iASPEC effected simultaneously with the closing of the January Purchase Agreement and (b) we cannot undo such government action or otherwise address such material adverse effect to the reasonable satisfaction of the January Investors within 60 days of such occurrence.

Roth Capital Partners, LLC acted as our placement agent, or Placement Agent, in connection with the offering of the shares to the January Investors under the January Purchase Agreement.  As compensation for its services, the Placement Agent received a cash fee equal to $1,046,500, representing 7% of the gross proceeds received from the sale of the shares, of which a 20% cash fee was payable by us directly to Oppenheimer & Co., Inc., for its services as a finder, or Finder, in connection with the offering.  The Placement Agent will also receive warrants to purchase 550,789 shares of our common stock, representing 7% of the gross proceeds received from the sale of the shares divided by the per share price of the shares, 20% of which was also payable by us directly to the Finder.  The Placement Agent and Finder warrants have a term of five years, were exercisable immediately on issuance and have an exercise price equaling up to 120% of the per share purchase price of the shares purchased by the January Investors.  In addition, we reimbursed the Placement Agent for reasonable out-of-pocket expenses incurred in connection with the offering and for all road show related expenses.

Management Service Agreement

From October 9, 2006 through June 30, 2007, we operated under a Business Turnkey Agreement, or Turnkey Agreement, with iASPEC, pursuant to which iASPEC exclusively engaged IST as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data).  The Turnkey Agreement also provided for a revenue sharing arrangement between iASPEC and IST where IST was entitled to between 90% and 100% of the revenues actually received by iASPEC from servicing contracts involving any iASPEC business, but was obligated to pay for its own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

Effective July 1, 2007, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai agreed to terminate the Turnkey Agreement and replaced it on the same day with a management service agreement, or Management Service Agreement.  Pursuant to the terms of the Management Service Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted.  IST will also have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC.  In addition, both iASPEC and IST will require the affirmative vote of the majority of our Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.    Furthermore, under the Management Service Agreement, IST will receive 100% of the net received profit of iASPEC and will reimburse iASPEC for all net losses incurred by iASPEC. The net profit of iASPEC will be paid to IST, and the net losses of iASPEC will be reimbursed by IST, no later than the last day of the month following the end of each calendar quarter, commencing on July 1, 2007.  IST is also obligated to pay iASPEC $180,000 per year, no later than the last day of the month following the end of each calendar year, commencing on July 1, 2007, and this amount may be retained by iASPEC out of any net received profit due and payable to IST as of such payment date.   IST may also advance to iASPEC, at its sole discretion, amounts to be credited against IST’s future obligations to iASPEC, but any such advances will be treated as prepayments and not as loans.  iASPEC will have no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net profit when and as requested by IST.   If iASPEC or any of the iASPEC shareholders materially breaches the Management Service Agreement and fails to remedy the breach within 60 days’ notice from IST of such breach, they will be jointly and severally obligated to pay to IST liquidated damages in an amount equal to the higher of (a) eight times the annualized revenues of IST for the last completed fiscal quarter, or (b) US$50 million.

The Management Service Agreement contains a true-up provision which required iASPEC and IST, on or before September 30, 2007, to calculate all prior amounts owed to IST under the Turnkey Agreement, and required iASPEC to pay such amounts.  The parties were required to calculate the cumulative net profit of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with IST, through the commencement date of the Management Service Agreement, and iASPEC was required to pay the amount due to IST, if there was a net received profit, while IST was obligated to reimburse any amount to iASPEC if there was a net loss.  “Net Received Profit” means the Net Received Profit of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a positive number. “Net Losses” means the net losses of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a negative number.  The calculated true-up amount of $7,005,183 was paid by iASPEC to IST as of December 31, 2007.

In connection with the Management Service Agreement, IST also entered into a purchase option agreement, or Option Agreement, with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted IST, or its designee(s), an exclusive, irrevocable option to purchase from the iASPEC shareholders, from time to time, all or a part of iASPEC’s shares, pursuant to an equity transfer agreement, or all or a part of iASPEC’s assets, pursuant to an asset purchase and transfer agreement.  However, according to the Option Agreement, the option may not be exercised by IST if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.  Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000, in the aggregate, subject to regulatory approval.  In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement.  The Option Agreement may be rescinded by IST upon 30 days’ notice and will terminate on the date that we purchase all remaining shares or assets of iASPEC pursuant to the terms of the Option Agreement.  If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB5,000,000 (approximately $683,600) to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach.

As a result of the restructuring of its relationship with iASPEC, iASPEC has become a variable interest entity of our Company.   A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets.  Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity.  In such cases FASB Interpretation 46(R), which interprets Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, requires consolidation of such entity by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership.  While we have held an economic interest in iASPEC since October 9, 2006, the Management Service Agreement and the Option Agreement have now given us control over the business and operations of iASPEC.  As a result, iASPEC’s financial data is subject to consolidation with our financial data in accordance with the provisions of FASB Interpretation 46(R), commencing July 1, 2007.  For more details regarding the Management Service Agreement and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

October Private Placement

On October 25, 2007, we entered into a securities purchase agreement, or the October Purchase Agreement, with certain accredited investors, or Investors.  Under the October Purchase Agreement, we agreed to issue and sell to the Investors up to 5,000,000 shares of our common stock, representing approximately 11% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the October Purchase Agreement, for an aggregate purchase price of up to $40,000,000, or $8.00 per share. On October 29, 2007, the 5,000,000 shares were issued and we received cash proceeds of $36,506,275.

Pursuant to the October Purchase Agreement, we also entered into (i) a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which, among other things, we agreed to register the shares of its common stock issued to the Investors within a pre-defined period and (ii) a closing escrow agreement (the “Escrow Agreement”) with the Investors and our U.S. legal counsel, as escrow agent, pursuant to which the Investors agreed to deposit the Purchase Price into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement.  The funds were released in escrow on October 30, 2007, the closing date, and the registration statement covering these shares was declared effective on February 6, 2008.  We also agreed to use our reasonable best efforts to have our common stock listed and traded on any one of the New York Stock Exchange, the American Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Capital Market by June 30, 2008.

In connection with the October Purchase Agreement, we issued warrants to Roth Capital Partners, LLC and Brean Murray, Carret & Co., LLC for the purchase of 300,000 and 100,000 shares of our common stock, respectively.  The warrants are for a term of 5 years, have an exercise price of $9.60 per share, and include registration rights to register the shares issuable upon exercise of such warrants. For more details regarding the October Purchase Agreement and the Registration Rights Agreement, see our Registration Statement on Form S-1, filed with the SEC on February 6, 2008.

Acquisition of Fortune Fame

On November 7, 2007, we acquired 100% of the equity interests of Fortune Fame, and its operating PRC subsidiary, ISDT, for which we paid approximately $7.1 million in cash and issued 883,333 shares of its common stock.  Of the 883,333 shares of common stock, 383,333 shares were issued to Cheer Crown International Investment Limited, or Cheer Crown, and 500,000 shares were issued to Mr. Gao, the Chairman of ISDT’s Board of Directors. Under the terms of the acquisition agreement, Mr. Gao, agreed to continue on as the Chairman of ISDT. Mr. Gao also agreed that he will return 250,000 shares of our common stock if Fortune Fame does not meet certain net income targets in 2008, and 250,000 shares if Fortune Fame does not meet certain net income targets in 2009.

Acquisition of Bocom Multimedia

On December 9, 2007, we entered into a Share Purchase Agreement (the “Bocom Purchase Agreement”), with Bocom Venture Inc. (“Bocom Venture”), a British Virgin Islands company, for the acquisition of 100% of the issued and outstanding capital stock of Bocom Multimedia and its wholly-owned Chinese subsidiary, Bocom Technology, for a purchase price of approximately $18,000,000. We paid approximately $9,000,000 of the purchase price in cash which is included in deposit for business acquisition as of December 31, 2007. The remaining $9,000,000 of the purchase price is payable on or before May 1, 2008 in 1,125,000 shares of our common stock.  On February 1, 2008, we completed our acquisition of Bocom Multimedia, and effective immediately, Bocom Multimedia and its subsidiary, Bocom Technology, became our indirect wholly-owned subsidiary.

Bocom Multimedia was formed in Hong Kong on August 10, 2007, and is a leading provider of large screen digital light processing and integrated solutions in China. Their products have been widely applied in the fields of public security, communication and multimedia in China.  Bocom Multimedia has successfully completed over 100 digital light processing project installations for police bureaus and municipal governments in more than ten provinces in China, including Beijing, Shanghai, Chongqing, Sichuan, Hunan, Guangdong and Fujian.

The following chart reflects our current corporate organizational structure:

Our corporate headquarters are located at 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040, People’s Republic of China.  Our telephone number is (+86) 755 -8370-8333.  We maintain a website at www.chinacpby.com that contains information about our subsidiaries CPSH and Public Security, but that information is not a part of this prospectus.

Recent Developments

On February 15, 2008, our Board of Directors approved iASPEC’s entry into a share purchase and increased capital agreement, dated as of February 16, 2008, for the purchase of approximately 57% of the equity interest in Wuhan Wuda Geoinformatics Co., Ltd. (“Wuhan” or “Geo”) for approximately $6,875,000.   This transaction is expected to close on or about April 1, 2008.  As of March 21, 2008, approximately $6,875,000 had been deposited in connection with the purchase.

Overview of Our Business

We are a holding company that owns all of the issued and outstanding capital stock of CPSH.  CPSH is also a holding company.  We operate through CPSH’s wholly-owned operating Chinese subsidiary, IST, and through IST’s commercial arrangement with iASPEC, our VIE.  Through IST, we are a China based company providing integrated solutions for the public security sector in China, specializing in providing public security information communication applications and GIS software services.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level of civil and medical emergencies, traffic control, fire control, medical rescue and border control. Our customers include the Guangdong Public Security Department, the Shenzhen Border Check Station, the Shenzhen Public Security Bureau, the Shenzhen Traffic Police Bureau, the Shenzhen Fire Department and the Shantou City Public Security Bureau.  In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services.  In fiscal years 2007 and 2006, 68% and 55% of our revenues, respectively, were generated under our exclusive commercial arrangement with iASPEC.  However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which IST does not have.   The Management Service Agreement anticipates that iASPEC will fulfill all obligations for PGIS contracts, IST will receive 100% of the net received profit of iASPEC, net of an annual fee of $180,000, and IST will reimburse iASPEC for all net losses incurred by iASPEC.

Fortune Fame had no substantive business operations since its formation in July 2007 until it acquired ISDT on October 26, 2007. ISDT provides a leading CA, an application platform and e-Government solution technology, and is an exclusive CA application provider for the Shenzhen municipality in the PRC. The CA certification allows ISDT to issue digital certificates that contain a public key that can be used by the public to encrypt messages and protect the identity of the user. The CA also certifies that the public key contained in the certificate belongs to the person, organization, server or other entity noted in the certificate. CAs are currently used in China’s e-Government industry and can be successfully integrated with our e-Government platforms and solutions to enhance customers’ applications.

Our Industry

Informatization

Over the past two decades, the PRC government has encouraged the development and use of new technologies for information and communication (or ICTs) and their application in all spheres of government, industry, education and culture.  The term “Informatization” or “xinxihua” has been coined in China to describe the overall process of ICT application in China and has in recent years become a linchpin of central and many local economic development strategies.

As a part of the Informatization process, the PRC government has launched a series of online programs to accelerate its pace of implementing and using information technology to improve China’s current government information management systems, and help promote China’s economic development.  The Informatization process has led to a growth in the use of information technology, such as e-Government platforms and GIS, for public security.  An example of this has been the Government Online Project or GOP.  The Government Online Project is a three-stage initiative: Stage One focused upon connecting 800-1,000 government offices and agencies to the Internet; Stage Two focused on having government offices and agencies move their information systems into compatible electronic form; and Stage Three focused on making government offices and agencies paperless. The purpose of the GOP is to create a centrally accessible administrative system that collects and transports data to and from users; users being the public and the enterprise system, as well as government departments.

On January 22, 1999, the GOP was formally launched by China Telecom and the State Economic and Trade Commission’s (SETCs) Economic Information Center along with the Information Offices of more than 40 central government departments.  The project interconnects government offices of every province, autonomous region and municipality.  The network will promote the establishment of formal government websites to provide information and services and then (in theory) also facilitate collaboration between the government and the nation’s growing number of IT enterprises.  By developing the basic infrastructure and encouraging government agencies at all levels to incorporate Internet technologies, the government hopes to set the tone for online development and, ultimately, e-commerce.  Our First Responder Coordination Platform, Intelligent Border Control and Security Surveillance System, Residence Card Information Management System are a part of the information technology implementation program of the public security sector in China.

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

Data Capture and Integration – In order to utilize a GIS, data must be directly entered into (or captured by) a GIS in digital form, that is, in a form the computer can recognize.  A GIS can also convert existing digital information, which may not yet be in map form, into forms it can recognize and use.  Map data may also be created by (1) digitizing maps by hand-tracing with a computer mouse on the screen or on a digitizing tablet to collect the coordinates of features, (2) using electronic scanners to convert maps to digits, or (3) uploading coordinates from Global Positioning System or GPS receivers into a GIS.  Once a time-consuming process, the data capture process is now made easier by the development in the GIS industry of software tools to automatically extract features from satellite images or aerial photographs and create databases in map form for use in a GIS.

Information Retrieval and Data Output – With a GIS you can “point” at a location, object, or area on the screen and retrieve recorded information about it from off-screen files.  For example, using scanned aerial photographs as a visual guide, you can ask a GIS about the location of a fire, analyze the area around the fire and determine conditions of adjacency (what is next to it), containment (what is enclosed by it) and proximity (how close is something to it).

Another critical component of a GIS is its ability to produce graphics on the screen or on paper to convey the results of analyses to the people who make decisions about resources.  Wall maps, Internet-ready maps, interactive maps and other graphics can be generated, allowing decision makers to visualize and thereby understand the results of analyses or simulations of potential events.

Components of GIS

•

Hardware – Hardware comprises the equipment needed to support the many activities ranging from data collection to data analysis.  A central piece of the equipment is a workstation, which runs the GIS software and is the attachment point for the equipment.  Data collection efforts can also require the use of a digitizer for conversion of hard copy data to digital data and a GPS data logger to collect the field.  The use of handheld field technology is also becoming an important tool in GIS.  With the advent of web-enabled GIS, web servers have become an important piece of equipment for GIS.

•

Software – Different software packages are important for GIS.  Central to this is the GIS application package.  Such software is essential for creating, editing and adding spatial and attributed data, therefore these packages contain a myriad of functions inherent to them.  Extensions or add-ons are software that extends capabilities of the GIS software package.  Component GIS software is the opposite of application software.  Component GIS seeks to build software applications that meet a specific purpose and thus are limited in their spatial analysis capabilities.  Utilities are stand-alone programs that perform a specific function. For example, a file format utility that converts from one type of GIS file to another.  There is also web-GIS software that helps serve data through Internet browsers.

•

Data – Data is the core of any GIS.  There are two primary types of data that are used in GIS, a geodatabase and attribute data.  A geodatabase is a database that is in some way referenced to locations on the earth.  Geodatabases are grouped into two different types: vector and raster.  A vector image is stored as geometric objects, such as lines and arcs, which are drawn between specific coordinates.  If you magnify a vector image you see the lines more accurately, and the line edges stay smooth.  A raster image is made up from pixels, like the picture obtained from a scanner, or the screen image on a computer monitor, and has a finite amount of detail which is dependent upon the image size and resolution.  However, the closer you look at a raster image the coarser it appears and you don't see any extra detail.  Vector drawings are utilized in GIS and other applications where accuracy is important. Coupled with this data is usually data known as attribute data.  Attribute data are data that relate to a specific, precisely defined location. The data are often statistical but may be text, images or multi-media. These are linked in the GIS to spatial data that define the location.

•

People - Well-trained people knowledgeable in spatial analysis and skilled in using GIS software are essential to the GIS process.

Public Sector Use of GIS

GIS can be used by the public sector in the following ways:

•

Pubic Safety and Emergency Response Planning – GIS technology gives public safety personnel the ability to manage and analyze large amounts of location-based information.  Data (including files from legacy systems) can be stored in a geodatabase and used to visualize spatial relationships and reveal trends critical to public safety response and planning.  Computer-generated maps can be shared across a network or the Internet with multiple agencies to coordinate efforts and maximize resources.

•

Law Enforcement – GIS software uses geography and computer-generated maps as an interface for integrating and accessing massive amounts of location-based information. GIS allows law enforcement and criminal justice personnel to effectively plan for emergency response, determine mitigation priorities, analyze historical events, and predict future events. GIS can also be used to get critical information to emergency responders upon dispatch or while en route to an incident to assist in tactical planning and response.  While law enforcement agencies collect vast amounts of data, only a very small part of this information can be absorbed from spreadsheets and database files. GIS provides a visual, spatial means of displaying data, allowing law enforcement agencies to integrate and leverage their data for more informed decision making.

•

Public Works and Development – Use of GIS software in public works improves efficiency and productivity to better serve citizens.  For example, GIS applications are in demand in connection with the construction of the Pan Asia Railway and development of the Meigong River and Tumen River in the Northwest of China.  Such public works systems could use GIS to connect all divisions in a public works department from engineering to accounting, which streamlines work flows, asset management, operations, and planning.  Using a GIS throughout the department allows all sections to share and easily access geographic data.  GIS promotes data integrity and facilitates better communication and decision making throughout the organization.

•

Economic Development – GIS may be used to foster economic development.  Agencies could work to advance the quality of life and strengthen the economic base of their region by retaining and growing existing businesses and attracting new investment.

•

Urban Planning and Site Selection – Information regarding a proposed site for parcel zoning, transportation planning, waste disposal or other use may be combined and manipulated in a GIS to address planning and natural resource issues (such as the location of a water well near a proposed waste disposal site) to guarantee the quality of life for everyone in livable communities. Planning agencies have realized the power of enterprise GIS to identify problems, respond to them efficiently, and share the results with the public.

Public Security Information Technology in China

With the urbanization and fast economic growth along the coastal areas of China, the demands for information technology by government agencies has greatly increased, especially in the areas of urban planning, travel and land management.  PRC government agencies face challenges, such as financial constraints and public safety, and must find ways to better manage resources and serve their citizens.  For example, police departments explore methods to better protect the public by more effectively and efficiently analyzing crime patterns within specific geographic areas. Likewise, government authorities look to improve security by assessing threats across their geographic areas and departments and plan appropriate emergency responses.  Our software services and operations have been concentrated in and are used by the public security sector (such as by the Police, Fire Department and Healthcare Emergency Services).  The use of security information technology in the private sector is still developing in China and presents a growth opportunity for us.   In the future, we plan to target the telecommunications, logistics and insurance sectors as areas for business development within the private sector.

Our Growth Strategy

Our objective is to be the leading provider of integrated solutions for public security information technology and GIS software service operations in China. Our intelligence solutions can help organizations make more insightful decisions and improve the efficiency of their internal processes. Five key elements of our strategy are as follows:

•

Expand geographic footprint to cover all major China markets - Based on our successful track record and reputation, management sees significant opportunities to grow revenues from existing clients by winning follow-on contracts for subsequent phases of project implementation, capitalizing on our first mover advantage and related high cost of switching to other vendors. We plan to manage our national operations under six areas with centers located in Guangzhou, Beijing, Shanghai, Wuhan, Chongqing and Xi’an. So far we have set up offices in Guangzhou and Beijing, and representatives in Changsha, capital city of Hunan Province, and Nanning, capital city of Guangxi Province.

•

Strengthen R&D capability to enhance and expand core products and further penetrate customer base – We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

•

Continue to dominate rapidly growing public security technology market and expand beyond Guangdong – We plan to leverage our strong brand recognition and maintain a high contract bid/win ratio and follow on orders with our: 1) First Responder Coordination Platform, 2) Intelligent Border Control & Security Surveillance and 3) Residence Card Information Management System product lines.

•

Pursue strategic acquisitions to support strong internal growth – We expect that acquisitions will enable our geographic expansion, enhance our technological capabilities or competitive advantages, provide licensing and recurring revenue opportunities and propel our expansion into high growth enterprise class markets.

•

Leverage existing capabilities – We plan to leverage our PGIS strength and our recent acquisition of Wuda Geoinformatics to target planned expansion into Civil-use GIS, enterprise class information security markets and other government sectors.  We also plan to continue providing our superior E-Government Platform and to maintain strong relationships with our current clients.  Geo was founded in 1999 by Wuhan University, a leading university in Asia for GIS-related studies. Geo develops and sells GIS software, contracts surveying and mapping projects, produces space measurement data and provides technical consulting and supervision services for GIS projects.

We expect to execute these five elements of our growth strategy through a combination of investments in internal initiatives. Internal initiatives will focus typically on expanding capacity and enhancing our technology and services capabilities.  We may also attempt to grow through acquisitions.

Our Products and Services

We offer the following four products and services:

(1)     Public Security Information Technology

                * First Responder Coordination Platform

                * Intelligent Border Control and Security Surveillance Systems

                * Residence Card Information Management System

(2)     Geographic Information Systems (GIS)

(3)     E-Government Platform and Software Sales and Maintenance

Public Security Information Technology

First Responder Coordination Platform

The First Responder Coordination Platform is a software program which integrates the contact numbers for general police, fire, traffic and other related government organizations into one contact number and enables these agencies to consolidate and improve their public emergency response. Through this platform, our public security customers are able to command and coordinate joint responses to provide the public with immediate, efficient and reliable assistance.

The PRC government, through its “Police Force Technology Reinforcement” initiative, has mandated the adoption of the first responder system to consolidate and improve public emergency response. Approximately 660 cities across China are expected to initiate the deployment of their coordinated emergency response platforms, creating significant opportunities for us.

Intelligent Border Control and Security Surveillance Systems

Our Intelligent Border Control product is used by the Ministry of Public Security for effective border control management. The Intelligent Border Control System stores biometric information, such as finger-prints and facial features from passengers in a database and integrates it with infrared and license plate recognition technologies to enable the automation of border control checkpoints for faster and more accurate processing of passengers, while at the same time helping to safeguard borders from stowaways, and greatly improving overall efficiency and the effectiveness of border control management.

Compared with traditional surveillance systems, the Intelligent Security Surveillance System adopts technologies such as biometric recognition, proactive detective and intelligent video analysis, and integrates with facial recognition, GIS, data storage and analysis, to manage and control surveillance through a consolidated software platform. This product can be used in city-wide surveillance by the police department, as well as mass scale applications such as in subways, airports and terminals.

The rapid development of China in recent years has also led to growing passenger traffic across its borders, which reached 318 million people in 2006. Shenzhen has 11 out of 64 Exit and Entry Frontier Stations controlled by the Ministry of Public Security in China, through which 167 million passengers crossed in 2006. The total market opportunity for the Intelligent Border Control System is currently estimated at $300 million. To address the increasing requirement and faster and more accurate checkpoint processing of passenger traffic, Exit and Entry Frontier Stations throughout China are in the process of implementing their own intelligent border control systems. These systems can also be used to strengthen port control and surveillance in China’s 288 air, sea and land ports and have many alternative private sector applications, including the management and control of stadium attendance, parking lot traffic, work attendance and toll road traffic.

Residence Card Information Management System

This system is designed to apply the latest information technology to automate the Shenzhen Residence Card System, and will integrate with police GIS systems. Through an integrated information transfer platform, the system will facilitate several social programs, including social welfare management, education management, and house rental service management. Various government and functional departments can access information regarding the immigrant population in the system to improve work efficacy and increase managing capability. In the near future, the system may be expanded to be compatible with other applications, such as medical, personal credit history, and driving records. If successful, the system may be extended to 660 cities across China. According to national statistics, there are over 150 million internal immigrants in China. In many mid-to-large cities, the population of recent immigrants from rural areas exceeds the resident population. As key pilot projects for the Ministry of China Public Security, our Residence Card information Management System will be first deployed in Shenzhen.

GIS Software Services and Operations

We provide system management and support services in connection with our Police-Use Geographical Information Services or PGIS Platform.  The PGIS platform is a GIS that was developed by iASPEC and licensed exclusively to us, for use in creating, editing and adding data to our customers’ systems.   The PGIS platform allows us to provide our law enforcement customers with different services, including specialized mapping services, positioning services,  messaging services and services which monitor access to their GIS by users of different levels.   We offer the PGIS platform with a full complement of services, including providing basic map image data from the GIS and specific data in connection with that map image (such as a bus stop), a consolidation of both basic data and specific data services for data inquiry services, and application system services, which is the application of consolidated services to a specific service requirement, such as the position of a police officer in the field.

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

Software Sales and Support Services

As a result of our commercial arrangement with iASPEC and our 16 exclusive licenses to iASPEC’s 16 copyrighted applications, we have inherited iASPEC’s prior service line involving software sales and distribution and support services.  Our Software Sales and Support Services include the following four categories of services:

•

Software Operation – Application software development, including consolidating the software development and pure application software development of different IT projects.  Currently our customers for this service mainly include government agencies which outsource software development to us.

•

System integration – We build integrated systems with necessary hardware equipment purchased by iASPEC on behalf of our customers.  The system integration project sometimes includes application software development, the revenue of which is incorporated into our Software Operation services.

•

Consulting – We provide IT consulting services related to the development of IT systems.   For example, if a customer needs to build an IT system, we fully investigate the customer’s requirements and then submit relevant solutions.

•

Software Sales and Distribution – Through our exclusive software license from iASPEC, we are entitled to sell and provide relevant software services to our customers.  Also, as a distributor for some specialized software developers, we sell software products to the end-users, which may occur during the delivery of Software Operation, System Integration or Consulting services.

Product Warranty

Our Company usually offers a one-year service warranty for our system integration services. The warranty includes support services, minimal updates and system maintenance. In our experience the cost of providing this warranty has been immaterial.

We also offer warranties for our hardware sales, but the suppliers of such hardware provide the final warranty services.

Our Intellectual Property

We currently have the following registered and copyrighted software products, as well as numerous software licenses from iASPEC under our Management Service Agreement with iASPEC:

Registration Code	Year Issued	Name	Version
SHEN DGY-2007-0862	2007	IST Workflow Software	V1.0
SHEN DGY-2007-0861	2007	IST Search Engine Software	V1.0
SHEN DGY-2007-0361	2007	IST Short-message Service Platform Software	V1.0
2004SR09334	2004	iASPEC Case Tracking Management System	V 2.0
2004SR09335	2004	iASPEC Application Envelope System	V 2.1
2004SR09336	2004	iASPEC Quality System Document Management System	V 2.2
2004SR09337	2004	iASPEC e-Logistics Support Management System	V 2.0
2004SR09338	2004	iASPEC Secured and Audited Message Switching System	V 2.5
2004SR09084	2004	iASPEC Project e-Time Tracker Management System	V 2.0
2004SR09085	2004	iASPEC Application e-Monitor System	V 3.3
2004SR09086	2004	iASPEC Remote Administered Distributed Application Architecture System	V 2.1.3
2004SR09087	2004	iASPEC Community and Establishment Management System	V 1.1
2004SR09088	2004	iASPEC Document and Work Flow Management System	V 3.0
2004SR09089	2004	iASPEC e-Community Management and Service System	V 1.0
2006SR11589	2006	iASPEC Content Management System	V 1.0
2006SR11590	2006	iASPEC Three In One Police Computer Assistant Dispense System	V 1.0
2006SR11591	2006	iASPEC Police Force General Management System	V 1.0
2006SR11592	2006	iASPEC General Office Automatization System	V 1.0
2006SR11593	2006	iASPEC Police Geographic Information System	V 1.0

Our newly acquired subsidiaries, ISDT and Bocom Technology, have the following copyrighted software products:

Registration Code	Year Issued	Name	Version
SHEN DGY-2007-0857	2007	Bocom Multimedia Display Server Software	V 4.0
SHEN DGY-2007-0858	2007	Bocom Multimedia Screen Printing Software	V 4.0
SHEN DGY-2007-0859	2007	Bocom Multimedia Device Server Software	V 4.0
SHEN DGY-2007-0860	2007	Bocom Multimedia Customer End Software	V 4.0
SHEN DGY-2007-0761	2007	ISDT Supplier Management Software	V 1.0
2007SR09783	2006	ISDT GPS Terminal Security Management Software (XAGPS)	V 1.0
SHEN DGY-2007-0337	2007	ISDT GPS Terminal Security Management Software	V 1.0
SHEN DGY-2007-0759	2007	ISDT General Office Automatization System	V 1.0
SHEN DGY-2007-0759	2007	ISDT Content Management Software	V 1.0

All copyrighted software applications are effective 5 years from the date of registration.  We expect to renew all copyrighted software applications prior to their respective expiration date.

In addition, Bocom Multimedia owns the following patents in China,

Patent No.	Effective Date	Description	Duration
ZL 2006 2 0014548.2	11/14/2007	Fiber Signal Access Device of Large Screen Display	10 years
ZL 2006 2 0014546.3	9/12/2007	General Cable Signal Access Device of Large Screen Display	10 years
ZL 2006 2 0014549.7	9/12/2007	Bus Signal Access Device of Large Screen Display	10 years

We protect our know-how and technologies through confidentiality provisions in the employment contracts we enter into with our employees.  In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project.  As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

Sales and Marketing

We develop new business by identifying and contacting potential new customers and through referrals, or as a result of new customers contacting us because of our reputation in the industry.  We strengthen our market presence through various types of marketing campaigns, such as participating in exhibitions, trade fairs and seminars, and presenting solutions to prospective customers.  We participate in several domestic and international trade fairs such as the China High-Tech Fair in Shenzhen and the e-Gov China Fair in Beijing.  We also participate in seminars held by ESRI, IBM etc. each year, to raise our recognition and promote our products.  These trade fairs not only promote our reputation, but also our brand name.

Our main marketing and business development focus is on public security information technology and GIS software services and operations, and software sales and distribution.  We have a good reputation and brand recognition in this market.  We expect to expand in the market and obtain more market shares through our mature products and quality services.

Our Major Customers

Our VIE, iASPEC serves 46 customers located in the Guangdong Province and Hainan Province in China.  iASPEC has begun to explore markets outside of Guangdong and Hainan Province in China.  We do not have any customers outside of China.  Our largest client, Shenzhen General Station of Exit and Entry Frontier Inspection of the PRC, accounted for 26% of our sales in 2007, and our five largest customers accounted for 59% of our revenue in 2007.

The following table provides information on our major customers in 2007 and 2006.  For 2006, revenues were generated by our Predecessor company, iASPEC, during the Predecessor Period from January 1, 2006 to October 8, 2006 and by us directly through our turnkey arrangement with iASPEC or directly with clients during the Successor Period from January 17, 2006 to December 31, 2006.  For 2007, revenues were generated by us through our turnkey arrangement with iASPEC for the period from January 1, 2007 to June 30, 2007 and by us through our VIE, iASPEC, during the period from July 1, 2007 to December 31, 2007.  We have combined the Predecessor Period from January 1 through October 8, 2006 and the Successor Period from January 17 through December 31, 2006 for purposes of the following 2006 analysis.  This is not in accordance with US GAAP and the periods presented are not comparable due to our reverse acquisition by CPSH. We have also combined the results of operations of CPSH for the period from January 1, 2007 through December 31, 2007 and the results of iASPEC’s operations from January 1, 2007 through June 30, 2007 for purposes of the following 2007 analysis, which is not in accordance with US GAAP since iASPEC’s results were not consolidated into CPSH until July 1, 2007 when it became the VIE.

	2007
No.	Name	Revenues (in thousands of US dollars)	Percentage of Total Sales
1	Shenzhen General Station Of Exit And Entry Frontier Inspection Of The P.R.C.	$7,756	26%
2	Shenzhen City Police Department	6, 498	21%
3	Shantou City Police Department	2,171	7%
4	Shenzhen City Futian District Information Center	834	3%
5	Guangzhou Jieqing Computer Co.,Ltd.	739	2%
	TOTAL	$17,998	59%

	2006
No.	Name	Revenues (in thousands of US dollars)	Percentage of Total Sales
1	Shenzhen City Police Department	$1,621	13.8%
2	Shenzhen City Fire Department	835	7.1%
3	Shenzhen Immigration Bureau of China	791	6.7%
4	Shenzhen City Nanshan District Police Department	299	2.5%
5	Shenzhen City Traffic Police Department	207	1.8%
	TOTAL	$3,753	31.9%

Competition

The markets for public security Information Technology and GIS in China have developed in recent years, and currently there are only a few software developers engaged in these fields, especially in the PGIS area, where we do not currently face any direct competition.  However, there are many potential competitors in this area who could enter the market without significant barriers to entry.

We believe that Beijing Founder Digital Company Limited and Zheng Xian Technology (Shenzhen) Company Limited pose a threat as potential market entrants in the public security Informatization and GIS areas.  However, we believe that we will be able to effectively compete with these software development companies should they enter the market for our product and service offerings in the future.  There are barriers to accessing the PGIS market which give us a competitive advantage over our potential competitors.  Our pioneering PGIS platform and our ongoing customer relationships have enabled us to develop a reputation in the industry.

Our services are designed to provide our customers with integrated and innovative public safety and security solutions.  Key advantages of our solutions include:

•

Growing Portfolio of Software and Services – We offer our customers location-based public security solutions through our growing portfolio of software and services offerings. Government agencies use our core products to incorporate location-based data into their decision-making processes to drive more effective results. Through our platforms, our customers can develop unique location-based applications, which can be extended across their agencies to support a variety of needs and generate more valuable intelligence.  As a complement to these offerings, we offer related services, such as application development and systems integration, which help our customers quickly implement and customize our solutions.

•

Successful Implementation of High Profile Contracts – Our management team has a proven track record of successful implementation of high profile government contracts in China.  During 2007, we procured or completed several large-scale system integration contracts relating to our First Responder Coordination System, our Intelligent Border Control System and our Residence Card Management System.  We have successfully implemented our First Responder Coordination Platform,  which combines the functions of the police emergency system, the fire emergency system, and the traffic control emergency system, in Shenzhen City, Guangdong and in Dongbang City, Hainan.  In April we were granted our third contract for its implementation in the Shantou Special Economic Zone of Guangdong Province.  We won a contract for the implementation of our Intelligent Border Control System at the Shenzhen Bay Port and the Futian Port, the former of which received official recognition in July 2007, when China’s President Hu Jintao inspected the system and became the first passenger to use the crossing.

•

High Barriers to Entry – Our high qualifications, our successful contractual implementation record, the high cost of switching to other providers provides us with a “first mover” advantage in the PRC market and poses high barriers to entry for our potential competitors.  We have a proven track record of contract implementation and our commercial partner, iASPEC holds the Computer Information System Integration Level 1 Qualification from the PRC Ministry of Information and the Computer Information System Security Service qualification from Guangdong Province.  In addition, after investing in our systems, our existing customers have a strong incentive to purchase follow-on phases with us in order to expedite implementation and save costs.

•

Scalability of Platform – We have digitized detailed proprietary information systems data related to Shenzhen City and Guangdong Province that can be leveraged for future civil-use applications in logistics, insurance, and location based services across industries.

Regulation

We are subject to the PRC’s foreign currency regulations.  The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion of RMB into other foreign currencies.  Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met.  At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

Our Chinese subsidiary Information Security Technology (China) Co., Ltd. (“IST”), is a Shenzhen City Software Enterprise, holds ISO 9001:2000 Certification and Maturity Level 2 of Capability Maturity Model Integration. However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which IST does not have. Through our exclusive commercial arrangements with iASPEC we benefit from the following governmental licenses and permits previously awarded and currently held by iASPEC:

Name	Duration
Computer System Integration Level One Qualification from PRC Ministry of Information	June 11, 2007 – June 10, 2010
State Secret related Computer Information System Integration Certificate	April 26, 2004 - April 25, 2008
Guangdong Province Computer Information System Security Service Qualification	July 22, 2004 - July 22, 2008
Shenzhen City Key Software Enterprise	March 28, 2007 - March 27, 2008
Shenzhen City High Technology Enterprise	December 31, 2001 - June 24, 2008
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Qualification	October 31, 2007 – October 30, 2009
Maturity Level 3 of Capability Maturity Model Integration	September 2007 (Authorized Date)

In addition, Bocom Multimedia holds the following certifications and qualifications:

Holder	Name	Duration
Bocom Multimedia	ISO 9001:2000 Certification from Universal Certification Service Co., Ltd.	November 08, 2004 – September 26, 2010
Bocom Multimedia	Certificate for China Compulsory Product Certification	August 14, 2007 (Authorized Date)

Our Employees

As of December 31, 2007, we had approximately 460 full-time employees.  The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Software Development	340
Sales & Marketing	50
Admin & Human Resources	25
Accounting	20
Corporate Finance	15
Management	10
Total	460

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

Our Chinese subsidiaries have trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments.  We are required to contribute to the scheme at rates ranging from 13% to 18% of the average monthly salary. As of the date of this report, we have complied with the regulation and have paid the state pension plan as required by law.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance.  We have purchased social insurance for all of our employees.

With the expansion of our business operations and several anticipated acquisitions, we expect that the number of our employees will increase in the next 12 months.

Subsequent Events

On February 15, 2008, we approved the entry of our variable interest entity, iASPEC into (1) a share purchase and increased capital agreement, or the Geo Agreement, dated as of February 16, 2008, by and among iASPEC, Wuhan Wuda Venture Capital Co., Ltd., or Wuhan Venture, Song Ai Hong and Wuhan Wuda Geoinformatics Co., Ltd., or Geo, for the purchase of 46% of Geo for a purchase price of approximately $4,819,000, and to inject an additional approximately $1,388,900 to increase the registered capital of Geo to approximately $8,333,000 in the aggregate, and (2) a share purchase agreement, or the Li Agreement, dated as of February 16, 2008, between iASPEC and Li Wei, for the purchase of 2.4% of Geo, for a purchase price of approximately $666,700. After giving effect to the transactions contemplated by the Geo Agreement and the Li Agreement, iASPEC will have paid approximately $6,875,000 for a 57% equity interest in Wuhan (based on a registered capital of RMB60,000,000).

Geo was founded in 1999 by Wuhan University, a leading university in Asia for GIS-related studies. Geo develops and sells GIS software, contracts surveying and mapping projects, produces space measurement data and provides technical consulting and supervision services for GIS projects.

In addition to its research and development capabilities, Geo will provide us with direct access to numerous permits and mapping data that will further enhance our technological capabilities, lower project construction costs and enable us to price its products and services more competitively.  Our ownership of the data will also provide licensing and recurring domestic and international revenue opportunities for us.

After the closing of the acquisition, China Public Security will be the only company in China with both the Level A Certificate of Surveying & Mapping and the Computer Information System Integration Level One Qualification under its umbrella, which will serve as a testament to our technological capabilities in the GIS sector.  In addition, it will give China Public Security additional market presence in other government sector such as land & resource planning and civil-use GIS.  The transactions contemplated by the Geo Agreement and the Li Agreement are expected to close on or about April 1, 2008.

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

Prior to June 2007, our subsidiary IST occupied space in offices pursuant to a six month rental agreement.  In June 2007, we moved into our new executive offices located on the 21st Floor of the Everbright Bank Bldg., Zhuzilin, Futian District, Shenzhen, China, for which IST currently has land use rights.  Our new executive offices, consist of approximately 1,200 square meters, all of which are dedicated to administrative office space.  We have fully paid the land use fees.  Our other property primarily consists of computer equipment, servers, licensed software, some furniture and fixtures.  There is no lien on any of our property and we currently do not have any intention to make large scale improvements or developments with respect to these properties.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business.  We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2007 to a vote of security holders that has not already been disclosed in a Current Report on Form 8-K during the period.

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

	Bid Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter (through March 28, 2008)	$8.50	$4.10

Year Ended December 31, 2007
1st Quarter	$9.50	$3.98
2nd Quarter	$8.25	$4.00
3rd Quarter	$9.00	$4.11
4th Quarter	$10.80	$7.05

Year Ended December 31, 2006
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	$4.00	$3.00
4th Quarter	$8.00	$0.55

________________________

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

Holders

As of December 31, 2007, there were 85 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends.  Any future decisions regarding dividends will be made by our Board of Directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Board of Directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders.  Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of 2007 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,000,000 (1)	$9.48	7,440,000(2)
Equity compensation plans not approved by security holders	-	-	-
Total	8,000,000		7,440,000

_________________________________
(1)  On June 13, 2007, our Board of Directors authorized the establishment of the China Public Security Technology, Inc. Equity Incentive Plan, or Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors.  At that time we reserved 8,000,000 shares of our common stock for issuance under the Plan.

(2)  On November 27, 2007, we issued 70,000 shares of common stock to our senior management and an outside consultant as bonus awards and we included stock-based compensation of $609,000 in our administrative expenses for the year ended December 31, 2007. On November 30, 2007, our Board of Directors authorized the grant of options to certain employees to purchase 490,000 shares of our common stock, par value $0.01, subject to ratification of the Plan by our stockholders. The options had an exercise price of $9.48 per share, were to vest on December 5, 2008 and to expire on December 5, 2011. The respective stock-based compensation, amounting to $68,891 was charged into administrative expenses in the Consolidated Statements of Income and Comprehensive Income. On March 3, 2008, our Board of Directors voided and canceled the grant of the stock options to the employees, and on March 20, 2008 approved the grant of 400,000 shares stock awards to them at price of $4.30 per share. These newly granted shares will be vested quarterly at 1/4 over a one-year period following the grant. Since the cancellation and grant of the replacement award occurred concurrently, they will be treated as a modification of the terms of the cancelled award in accordance with SFAS 123R.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

We are a holding company that only operates through our Chinese subsidiaries, IST, ISDT and our VIE, iASPEC.  Through the subcontracting services provided for in our Management Services Agreement with iASPEC, we are a provider of integrated solutions for the public security sector in China, specializing in providing public security Informatization and GIS software services.  Our customers are mostly public sector entities that use our products and services to improve the service quality and management level of civil and medical emergencies, traffic control, fire control, medical rescue and border control.  Our typical customers include some of the most important public security departments in Guangdong Province and Hainan Province, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Shantou City Public Security Bureau, the Shenzhen City Traffic Police Bureau, the Shenzhen City Public Security Bureau, the Fo Shan City Police Bureau, the Shenzhen Fire Department, the Guangdong Province Department of Public Security and the Zhuhai Public Security Bureau.  In the future we expect to expand the application of our products and services in the public security sector and to other sectors in China as well.

Overview of Business Operations in the fiscal year of 2007

During 2007, we made great strides to acquire all the missing elements to fill out our product offering, broaden our distribution channels and strengthen our competitive advantages. During 2007 we completed two private placements of our common stock: one in January and February for $14.9 million and one in October for $40 million, some of the proceeds of which were used to acquire ISDT and Bocom Technology.   In addition, subsequent to the close of the fourth quarter, we announced our intent to acquire a 57% controlling interest in Wuhan.

We also saw consistent growth in our business, primarily attributable to our high contract win ratio and growing reputation for excellence in the industry nationwide, and we continued to build on our track record of successful installations and on-time deliveries.

With proven track record and experience, we were able to grow rapidly in 2007. In 2006, we had 2 city install base, and in 2007 we were able to secure 4 additional city install base, giving a total install base of 6. Together with new contracts won from other provinces and our acquisition of ISDT and Bocom Multimedia, we have successfully expanded our market outside of Guangdong Province, and we now consider ourselves to be a full service, national provider of public security information technology.  Our long-term goal is be the leading provider of integrated solutions for public security information technology and GIS software service operations in China.

The total value of our backlog of contracts is estimated to be approximately $19.1 million, which consists of $10.5 million relating to uncompleted contracts as of December 31, 2007, and $8.6 million relating to newly signed, but not yet implemented contracts. The following table shows our backlog information as of December 31, 2007:

Revenue recognized in the fiscal year of 2007	$37.5 million*
Backlog of uncompleted contracts	10.5 million
Backlog of contracts newly signed, but not yet implemented	8.6 million

Principal Factors Affecting Our Financial Performance

Demand for Software Products and Services

The revenue growth and profitability of our business depend on the overall market demand for software products and related services.  Our products and services in the public security sector are considerably mature.  However, if we fail to quickly expand our market share in the public security sector, our financial results could be adversely affected.  Under the Management Service Agreement, we license 16 copyrighted software applications from iASPEC on an exclusive basis.  To protect the intellectual property underlying these applications and our other intellectual property, we rely on a combination of copyright, trademark, and trade secret laws worldwide.  We also rely on non-disclosure agreements and other confidentiality procedures and contractual provisions under the laws of various jurisdictions to protect our intellectual property rights.   Some of these technologies, other than the iASPEC copyrighted software applications, are very important to our business and are not protected by copyrights or patents.  It may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary.  Further, third parties could challenge the scope or enforceability of our copyrights.  In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States.  Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations.  See our Risk Factors under the headings “Risks Related to our Business” and “Risks Related to Doing Business in China” to read about significant risk factors related to our intellectual property and our ability to protect them under PRC law.

Taxation

Our subsidiaries, IST and ISDT, and our VIE, iASPEC, are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 15% of assessable profits.  In addition, IST is a Foreign Investment Enterprise, or FIE, engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years.   On August 10, 2007, IST was granted the EIT exemption by PRC tax authorities, retroactive to as of January 1, 2007.

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which will take effect as of January 1, 2008.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.”  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax.  The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations.  Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms.  We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future.  Any increase in our effective tax rate as a result of the above may adversely affect our operating results.  However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

2007 Financial Performance Highlights

We continued to experience strong demand for our products and services during the year ended December 31, 2007 and growth in our revenues and net income. The following are some financial highlights for the year ended December 31, 2007:

•

Revenue: Revenues increased $24.2 million, or 182%, to $37.5 million* for the year ended December 31, 2007, from $13.3 million* in 2006.

•

Income from operations: Income from operations increased $6.5 million, or 98%, to $13.2 million* for the year ended December 31, 2007, from $6.7 million* in 2006.

•

Net income: Net income increased $7.7 million, or 135%, to $13.3 million* for the year ended December 31, 2007, from $5.7 million* in 2006.

•

Fully diluted net income per share: Fully diluted net income per share was $0.33 for the year ended December 31, 2007, as compared to $0.06 in 2006.

Our net income, as reported in our result of operations in fiscal 2007 and 2006, was approximately $13.3 million* and $5.7 million*, respectively. For the fiscal 2007, our net income was impacted by stock-based compensation cost recognized pursuant to SFAS 123 (R). In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the stock-based compensation on our net income and net income per share.

The following table represents the impact of our stock-based compensation cost for the year ended December 31, 2007:

Net income	$13,331,452
Stock-based compensation (“SBC”)	677,891
Net income (without SBC)	$14,009,343

Weighted average number of shares
Basic	39,718,967
Diluted	40,152,855

Earnings per share (without SBC)
Basic	$0.35
Diluted	$0.35

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.  The financial data for the period from January 1, 2006 through October 8, 2006 (the Predecessor Period) reflect the results of operations of iASPEC (our Predecessor). The financial data for the period from January 17, 2006 through December 31, 2006, and the year ended December 31, 2007 (the Successor Period) reflect the results of operations of the Company and its subsidiaries in 2006, and the result of operations of the Company , its subsidiaries and iASPEC from July 1, 2007, the date iASPEC became our VIE, respectively.

	2007			2006
	Successor	Reallocation	Non-GAAP	Predecessor	Successor	Reallocation	Combined
	Year	of	Year	January 1	January 17	of	Non-GAAP
	ended	Related Party	ended	through	through	Related Party	Year ended
	December 31	Revenue	December 31	October 8	December 31	Revenue	December 31

Revenue – Third Parties	$24,800,750	$12,713,673	$37,514,423	$9,644,332	$989,755	$2,677,498	$13,311,585
Revenue – Related Party	5,541,959	(5,541,959)	-	-	1,185,449	(1,185,449)	-
Cost of revenue	(12,714,170)	(6,558,443)	(19,272,613)	(3,739,518)	(89,934)	(858,149)	(4,687,601)
Gross profit	17,628,539		18,241,810	5,904,814	2,085,270		8,623,984

Administrative expenses	(3,321,333)	(526,659)	(3,847,992)	(931,108)	(99,024)	(633,900)	(1,664,032)
Research and development expenses	(424,104)		(424,104)	-	-		-
Fee to iASPEC under the Turnkey Agreement	(92,160)		(92,160)	-	(45,000)		(45,000)
Selling expenses	(480,465)	(152,315)	(632,780)	(157,855)	(60,013)		(217,868)
Income from operations	13,310,477		13,244,774	4,815,851	1,881,233		6,697,084

Other income	79,435	65,703	145,138	6,584	1,305		7,889
Interest income	138,840		138,840	6,912	1,514		8,426
Minority interest	(90,000)		(90,000)	-	-		-
Income taxes	(107,300)		(107,300)	(749,381)	(289,403)		(1,038,784)
Net income	$13,331,452		$13,331,452	$4,079,966	$1,594,649		$5,674,615

Weighted average number of shares
Basic	39,718,967		N/A	N/A	26,958,104		N/A
Diluted	40,152,855		N/A	N/A	26,958,104		N/A

Earnings per share
Basic	$ 0.34		N/A	N/A	$ 0.06		N/A
Diluted	$ 0.33		N/A	N/A	$ 0.06		N/A

AS A PERCENTAGE OF REVENUE
	2007		2006
	Successor	Non-GAAP	Combined
			Non-GAAP
	Year	Year	Year
	ended	ended	ended
	December 31	December 31	December 31

Revenue-third parties	81.7%	100.0%	100.0%
Revenue-related party	18.3%	0.0%	0.0%
Cost of revenue	41.9%	51.4%	35.2%
Gross profit	58.1%	48.6%	64.8%

Administrative expenses	10.9%	10.3%	12.5%
Research and development expenses	1.4%	1.1%	0.0%
Fee to iASPEC under the Turnkey Agreement	0.3%	0.2%	0.3%
Selling expenses	1.6%	1.7%	1.6%
Income from operations	43.9%	35.3%	50.3%

Other income	0.3%	0.4%	0.1%
Interest income	0.5%	0.4%	0.1%
Minority interest	0.3%	0.2%	0.0%
Income taxes	0.4%	0.3%	7.8%
Net income	43.9%	35.5%	42.6%

Revenue

Our revenue is generated from software products and software operating services. In 2007 we experienced solid growth in revenues. Revenue for the year ended December 31, 2007 increased $24.2 million, or 182%, to $37.5 million, as compared to $13.3 million for 2006.  The increase in our revenue was mainly due to our expansion in the market, the development of our new product lines and our procurement of several large-scale system integration projects in 2007.  Our significant projects included the Residency ID Card Project for Shenzhen City Public Security Bureau and the Shenzhen City Immigration Border Check Station Project. After iASPEC became our VIE and ISDT became our wholly owned subsidiary, we consolidated the financial results of these two companies starting from July 1, 2007 and November 1, 2007, respectively, which contributed $15.2 million and $2.3 million to revenue in 2007, respectively.

Cost of Revenue

Our cost of revenues increased $14.6 million, or 311%, to $19.3 million, for the fiscal year ended December 31, 2007, from $4.7 million in 2006. The increase was generally in line with the revenue increase.  As a percentage of revenue, our cost of revenue increased to 51.4% during the year ended December 31, 2007, from 35.2% in 2006.  We were engaged in several large-scale system integration projects in 2007.  Those large-scale projects involved higher costs for procured hardware and other subcontracting costs. The cost for accomplishing those projects is much higher than pure software development services and, therefore, led to an increase in our cost of revenues. Such increase was mainly attributable to the increase of revenue.

Gross Profit

Our gross profit increased $9.6 million, to $18.2 million for the year ended December 31, 2007, from $8.6 million in 2006.  Gross profit as a percentage of revenue was 48.6% for the year ended December 31, 2007, a decrease of 16.2%, from 64.8% in 2006. This 16.2% decrease in gross profit was mainly due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects.  Another factor was the increasing proportion of hardware sales with higher costs after the November 1, 2007 effective date of our acquisition of ISDT.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. We expect the dollar amount of our general and administrative expenses will increase as our business grows and we continue to incur increased costs for being a public reporting company.

Our administrative expenses increased $2.2 million, or 131%, to $3.8 million for the year ended December 31, 2007, from $1.7 million in 2006.  Such increase in administrative expenses was mainly attributable to an increase in our administrative staffs and increased administrative costs in connection with the expansion of our operations.  The number of our employees increased from 180 in 2006, to 460 in 2007. We believe such increase was generally in line with the increase in our revenue. In addition, we issued 70,000 bonus shares to our senior management and a consulting service company on November 27, 2007, and we also granted to certain employees options on November 30, 2007 to purchase 490,000 shares of our common stock. These had resulted in a total of $677,891 stock-based compensation cost charged into administrative expenses. As a percentage of revenue, administrative expenses decreased to 10.3% for the year ended December 31, 2007 from 12.5% in 2006. This percentage decrease was primarily attributable to the increase in sales revenues and management’s implementation of more stringent cost controls.

Research and development expenses

Research and development expenses consist primarily of personnel-related expenses incurred, as well as, costs associated with new software product development and enhancement.  We had no research and development expenses during the year ended December 31, 2006. The costs that are incurred to produce finished products after technological feasibility is established is capitalized. We incurred additional research and development expenses in 2007 to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database, and networking platforms and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments.  We employed 340 employees in our software development department as of December 31, 2007.

Selling Expenses

Selling Expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs.  Our selling expenses increased $0.4 million, or 190%, to $0.6 million for the year ended December 31, 2007, from $0.2 million in 2006. The increase is mainly attributable to more marketing fees incurred in securing sales contracts during 2007. As a percentage of revenue, our selling expenses increased to 1.7% for the year ended December 31, 2007, from 1.6% in 2006. We believe such increase was generally in line with the increase in our revenue.

Income from operations

Income from operations increased $6.5 million, or 98%, to $13.2 million for the year ended December 31, 2007, from $6.7 million in 2006. Income from operations as a percentage of revenue decreased to 35.3% during the year ended December 31, 2007, from 50.3% in 2006.  The decrease was due to higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects, and the increase in expenses due to our expansion in operations during 2007.

Interest income

Interest income increased $130,414, or 1548%, to $138,840 for the year ended December 31, 2007, from $8,426 in 2006.  As a percentage of revenue, our interest income increased to 0.4% for the year ended December 31, 2007, from 0.1% in 2006.  Such increase was mainly attributable to the increased cash balances from our fundraising activities during 2007.

Minority Interest

Minority Interest consists primarily of the shareholder’s equity of iASPEC as of June 30, 2007, when it became our VIE, amounting to approximately $10 million, together with the $90,000 fee retained by iASPEC under the MSA for the six months ended December 31, 2007.

Provision for Income Taxes

Our subsidiaries, IST and ISDT, and our VIE, iASPEC are subject to EIT at a rate of 15% of assessable profits. In addition, IST is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 7.5% tax exemption for the next 3 years.  On August 10, 2007, IST was granted the EIT exemption by PRC tax authorities, retroactive to as of January 1, 2007. Income tax expense for the year ended December 31, 2007 was $0.1 million and represents taxes on iASPEC’s income not attributable to the Company under the MSA.  Income tax expenses were $1.0 million for the year ended December 31, 2006.

Net Income

Net income increased $7.7 million, or 135%, to $13.3 million during the year ended December 31, 2007, from $5.7 million in 2006.  Such increase was primarily attributable to the increase in revenue and other factors described above.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2007, we had cash and cash equivalents of $19.8 million.

On February 6, 2007, we completed a private placement of 7,868,422 shares of our common stock to two accredited investors. As a result of the private placement we raised $14.9 million in gross proceeds, which left us with $13.3 million net proceeds after the deduction of offering expenses in the amount of $1.6 million.

On October 25, 2007, we completed another private placement of 5,000,000 shares of our common stock to certain accredited investors, pursuant to the October Purchase Agreement.  As a result of the private placement we raised $40 million in gross proceeds, which left us with $36.5 million net proceeds, after the deduction of offering expenses. Under the terms of the October Purchase Agreement, we are obligated to use the net proceeds from the sale of the shares thereunder for general corporate purposes, including working capital, for the expansion of current business and for potential acquisitions, and not for the satisfaction of any portion of our debt (other than payment of trade payables and accrued expenses in the ordinary course of our business and consistent with prior practices), or to redeem any of our common stock or common stock equivalents.

On November 7, 2007, we acquired 100% of the equity interests of Fortune Fame, a Hong Kong company, and its operating PRC subsidiary, Shenzhen Information Security Development Technology Company Ltd for approximately $7.1 million in cash and 883,333 shares of our common stock.

On December 7, 2007, we entered into an agreement to acquire 100% of the equity interests of Bocom Multimedia and its operating PRC subsidiary, Bocom Technology.  The agreement with Bocom Multimedia provides for $9 million in cash and the issuance of 1,125,000 shares of our common stock.  As of December 31, 2007, we had paid $9 million as a good faith deposit for this acquisition.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

The following table provides the statements of net cash flows for the years ended December 31, 2007 and 2006. The financial data for the period from January 1, 2006 through October 8, 2006 reflect the results of operations of iASPEC (our Predecessor). The financial data for the period from January 17, 2006 through December 31, 2006, and the year ended December 31, 2007 (the Successor Period) reflect the results of operations of our Company and our subsidiaries in 2006, and the results of operations of our Company, our subsidiaries and iASPEC from July 1, 2007, the date iASPEC became our VIE, respectively.

CASH FLOW	2007	2006
	Successor	Predecessor	Successor	Combined
	Year	January 1	January 17	Year
	ended	through	through	ended
	December 31	October 8	December 31	December 31

Net Cash Provided by Operating Activities	1,607,191	6,821,447	338,760	7,160,207

Net Cash Used in Investing Activities	(31,964,909)	(4,996,233)	(498,748)	(5,494,981)

Net Cash Provided by Financing Activities	49,535,182	632,591	332,304	964,895

Net increase in Cash and Cash Equivalents	19,177,464	2,457,805	172,316	2,630,121

Effect of Exchange Rate Change on Cash	405,402	65,740	-	65,740

Cash and Cash Equivalents – Beginning of Period	172,316	57,758	-	57,758

Cash and Cash Equivalents – End of Period	19,755,182	2,581,303	172,316	2,753,619

Operating Activities

Net cash provided by operating activities was $1.6 million for the year ended December 31, 2007, which is a decrease of $5.6 million from the $7.2 million net cash provided by operating activities in 2006. The decrease in cash provided by operations during the year ended December 31, 2007 was mainly due to the increase in accounts receivable and the decrease in related party payables as a result of consolidating iASPEC effective in the latter half of 2007.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2007 was $32 million, which is an increase of $26.5 million from net cash used in investing activities of $5.5 million in 2006.  Our increase in net cash used in investing activities was primarily attributable to the following investing activities:

•

To leverage our business, we paid $9 million as a good faith deposit for the acquisition of Bosom Multimedia and paid $7.1 million for the acquisition of Fortune Fame.

•

We purchased our new office building in the Futian District, as well as computer software and motor vehicles.

•

In October 2007, our Board of Directors approved our investment of the proceeds from the sale of shares to investors in our October 2007 private placement in three equity-linked notes, or ELNs, for approximately $22,765,700.  The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange.  Although he did not have any potential for personal gain from this investment, in order to protect the interest of outside shareholders, Mr. Lin, our Chief Executive Officer and controlling shareholder, guaranteed the Company against any losses from the investment.  We  invested in the notes with the intent of improving the returns in our available cash. As a result of the downturn of the Hong Kong stock market in recent months, the fair value of the ELNs had declined by approximately $535,000 at December 31, 2007 and by approximately $4.1 million at March 25, 2008, when we sold the investment in the ELNs for HK$ 85,009,123.

In honor of his guarantee, on March 28, 2008, Mr. Lin, consummated a private sale to certain accredited investors of 1,070,000 restricted shares of our Common Stock owned by him, for an aggregate purchase price of $4.28 million, or $4.00 per share, and delivered the proceeds from the sale of his shares to us to cover the loss from the decline in the fair value of the ELNs.  In connection with this private sale transaction, we entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, we agreed to register within a predefined period, shares of our common stock transferred to them by Mr. Lin.  Mr. Lin will not receive any shares of our common stock, other securities or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future.

As a result of Mr. Lin’s actions, the transactions did not have any impact on our operating results or financial condition for fiscal year 2007 and will not have such impact in fiscal year 2008.  All of our cash is currently invested in interest bearing bank accounts. In addition, management and our Board of Directors have reviewed our cash management practices and have now put in place strict controls to ensure that going forward, our cash will only be invested in straight interest bearing instruments that ensure the liquidity of these funds and the preservation of capital.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2007 totaled $49.5 million, as compared to $1.0 million used in 2006. The significant increase in cash provided by financing activities was primarily attributable to the net proceeds of $49.8 million raised in our two private placements during the 2007 period.

Obligations Under Material Contracts

During the first half of 2007, our wholly-owned subsidiary, IST, was a party to the Turnkey Agreement with iASPEC, pursuant to which IST was exclusively engaged as a subcontractor providing iASPEC’s customers with certain outsourcing services (to the extent that those services did not violate any special governmental permits held by iASPEC and did not involve the transfer of any sensitive confidential governmental or other data), and IST was obligated under the terms of the Turnkey Agreement to pay for its own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

IST, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, effective as of July 1, 2007, and replaced it on the same day with the Management Services Agreement. Pursuant to the terms of the Management Services Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. IST also has the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve as a majority on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC. In addition, both iASPEC and IST will require the affirmative vote of the majority of our Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.

Under the Management Services Agreement, IST receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the Management Services Agreement, and iASPEC is permitted to retain $180,000 per year out of net received profits. The Management Services Agreement also provides that IST may advance to iASPEC, at its sole discretion, amounts to be credited against IST’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by IST. The parties to the Management Services Agreement also agreed to the calculation of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with IST, through the date of the Management Services Agreement, and iASPEC will pay such true-up amount to IST if there is a net received profit, while IST is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss. The true-up amount has been calculated to be $7,005,183, and was repaid by iASPEC to IST before December 31, 2007.

In connection with the MSA, IST also entered into an Option Agreement with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders. However, according to the Option Agreement, the option may not be exercised by IST if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated. Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000 in the aggregate, subject to regulatory approval. In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement. The Option Agreement may be rescinded by the Company upon 30days’ notice and will terminate on the date that the Company purchases all remaining shares or assets of the Company pursuant to the terms of the Option Agreement. If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB5,000,000 (approximately $683,600) to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach. For more details regarding the MSA and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•

Basis of Consolidation－Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of us, our subsidiaries and our VIE for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

•

Concentration of Risks－Only entities that possess the necessary government licenses and approvals may obtain certain PGIS contracts with PRC Government customers and, because IST is considered a foreign owned entity in the PRC, it cannot possess these licenses and approvals. Instead IST relies exclusively on iASPEC to solicit, obtain and fulfill PGIS contracts. Through June 30, 2007, this was accomplished under the Turnkey Agreement and many of the expenses of IST were incurred and paid by iASPEC. In accordance with SEC Staff Accounting Bulletin 55, all of the costs associated with the operations of IST have been reflected in its financial statements. Accordingly, through June 30, 2007 substantially all costs incurred and paid for by iASPEC have been allocated to IST. Management believes that this method of allocation is reasonable. Therefore amounts reported by IST under the Turnkey Agreement, included in the consolidated financial statements as Revenue – related party, reflect contract amounts net of costs incurred by iASPEC.

•

Goodwill－Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed upon the acquisition of Fortune Fame International Investment Limited (Note 4) In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, our management evaluates the carrying value of goodwill annually or when a possible impairment is indicated. We perform our impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2007.

•

Revenue Recognition－Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. Our revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”.

The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.

•

Foreign Currency Translation－The functional currency of our wholly- owned PRC subsidiaries, IST, ISDT and our VIE, iASPEC is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. Our PRC subsidiaries’ financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

On October 9, 2006, in connection with the Acquisition, we adopted the United States dollar as its reporting currency. The financial statements for the Predecessor Period have been recast using a method consistent with SFAS No. 52, “Foreign Currency Translation” to reflect the United States dollar as if the United States dollar had been used for the Predecessor Period.

Accordingly, for financial reporting purposes, our financial statements, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The exchange rates adopted are as follows:

	December 31,	December 31,
	2007	2006
Year end exchange rate	7.3141	7.8050
Average yearly exchange rate	7.6172	7.8050

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

•

Income Taxes－Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

•

Earnings per Share－Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For the year ended December 31, 2007, dilutive securities represent outstanding warrants to acquire 840,632 shares of common stock. There were no outstanding dilutive securities during 2006.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on our financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. This statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2008. for non-financial assets and liabilities, and is effective for fiscal year beginning after November 15, 2007 for financial assets and liabilities. The statement will be applied prospectively by us for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this standard may have on our consolidated operating results and financial position upon adoption.

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

RISKS RELATED TO OUR BUSINESS

If we are unable to develop competitive new products and service offerings our future results of operations could be adversely affected.

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

Historically, a significant portion of our revenues have been derived from a limited number of customers.  For the years ended December 31, 2007 and 2006, 59.3% and 31.9% of our revenues, respectively, were derived from our five largest customers.  The loss of any of these significant customers would adversely affect our revenues and stockholder value.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiang Huai Lin, our Chairman and Chief Executive Officer, and Zhi Xiong Huang, one of our directors.  They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations.  If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct a material weakness or significant deficiency in our internal controls over our financial reporting identified by our management.

During the second quarter of 2007, in connection with its review of our condensed, consolidated financial statements for the quarter ended March 31, 2007, our independent registered public accounting firm reported to our Board of Directors that a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. Our independent registered public accounting firm reported a material weakness resulting from the combination of the following significant deficiencies: (a) lack of timely identification, research and resolution of accounting issues and lack of  documentation of consideration of recent accounting pronouncements; (b) lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis; (c) absence of documented controls over our related party transactions; and (d) lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.  We have taken steps to address these deficiencies, however, if any of these deficiencies remains, then our financial condition could be adversely affected.

During its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, our management also concluded that there was a significant deficiency relating to our cash management procedures as of December 31, 2007, primarily due to our management’s deposit of the proceeds from the sale of our shares to the investors in the October 2007 private placement into ELNs.  Although he did not have any potential for personal gain from this investment, in order to protect the interest of outside shareholders, Mr. Lin, our Chief Executive Officer and controlling shareholder, guaranteed us against any losses from the investment.  We liquidated our investment in the ELNs on  March 25, 2008, and in honor of his guarantee, Mr. Lin delivered the proceeds from the sale of his shares in a March 2008 private sale to us.  As a result of Mr. Lin’s actions, the transactions did not have any impact on our operating results or financial condition for fiscal year 2007 and will not have such impact in fiscal year 2008.  All of our cash is currently invested in interest bearing bank accounts. In addition, management and our Board of Directors have reviewed our cash management practices and have now put in place strict controls to ensure that going forward, our cash will only be invested in straight interest bearing instruments that ensure the liquidity of these funds and the preservation of capital.  Although we have taken steps to remediate this deficiency, our failure to fully remediate it could result in losses in the future.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports, including Form 10-KSB.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-KSB.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008 if we are deemed to be an accelerated filer, or December 31, 2009 if we are not deemed to be an accelerated filer. We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

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

RISKS RELATING TO THE INDUSTRY IN WHICH WE OPERATE

If we are unable to keep pace with the rapid technological changes in our industry, demand for our products and services could decline which would adversely affect our revenue.

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

Unfavorable economic conditions may affect the level of technology spending by our customers which could cause the demand for our products and services to decrease.

The revenue growth and profitability of our business depend on the overall demand for software products and related services, particularly within the private sector. Our strategy involves a sale of our products and services primarily to customers in the private sector, so our business depends on the overall economy and the economic and business conditions within this market. Any future stock market decline or broad economic slowdown will affect the demand for our software products and related services and decrease technology spending of many of our customers and potential customers. These events could have a material effect on us in the future, including, without limitation, on our future revenue and earnings.

Our software products may contain defects or errors, which could decrease sales, injure our reputation or delay shipments of our products.

The software products that we develop are complex and must meet the stringent technical requirements of our customers. In addition, to keep pace with the rapid technological change in our industry and to avoid the obsolescence of our software products, we must quickly develop new products and enhancements to existing products. Because of this complexity and rapid development cycle, we cannot assure that our software products are free of errors, especially in newly released software products and new versions of existing software products. If our software is not free of errors, this could result in litigation, fewer sales, increased product returns, damage to our reputation and an increase in service and warranty costs, which would adversely affect our business.

Our technology may become obsolete which could materially adversely affect our ability to sell our products and services.

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Research and development expenses were $424,104 for the year ended December 31, 2007. We had no research and development expenses during the periods from January 17, 2006 though December 31, 2006. Costs incurred to produce our products after technological feasibility is established, were capitalized and amounted to $102,953 in the period from January 1, 2006 through December 31, 2006.

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

Under the Management Service Agreement, we license 16 copyrighted software applications from iASPEC on an exclusive basis.  To protect the intellectual property underlying these applications and our other intellectual property, we rely on a combination of copyright, trademark, and trade secret laws.  We also rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our intellectual property rights.  Some of these technologies, other than the iASPEC copyrighted software applications, are very important to our business and are not protected by copyrights or patents.  It may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary.  Further, third parties could challenge the scope or enforceability of our copyrights.  In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

Jiang Huai Lin, our president and Chief Executive Officer and the beneficial owner of 51% of our common stock also beneficially owns 76% of iASPEC, from whom we derived 68% of our revenue in the fiscal year ended December 31, 2007, and 55% of our revenue in the fiscal year ended December 31, 2006, pursuant to existing commercial arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

If iASPEC or its shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with iASPEC. During the fiscal years ended December 31, 2007 and 2006 we derived 68% and 55% of our revenues, respectively, from the provision of services to iASPEC customers. A significant portion of these revenues have not yet been collected. Amounts owed by iASPEC under the Management Service Agreement for each quarter will be due and payable no later than the last day of the month following the end of each such quarter. If iASPEC or its shareholders are unwilling or unable to perform their obligations under our commercial arrangements with it, including payment of revenues under the Management Service Agreement as they become due each quarter, we will not be able to conduct our operations in the manner currently planned. In addition, iASPEC may seek to renew these agreements on terms that are disadvantageous to us.  Although we have entered into a series of agreements that provide us with substantial ability to control iASPEC, we may not succeed in enforcing our rights under them.  If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with iASPEC or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the Management Service Agreement and the Option Agreement with iASPEC are subject to binding arbitration before the Shenzhen Branch of the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law.  For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems.  These uncertainties may impede our ability to enforce the terms of the Management Service Agreement, the Option Agreement and the other contracts that we may enter into with iASPEC.  Any inability to enforce the Management Service Agreement and Option Agreement or an award thereunder could materially and adversely affect our business and operation.

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

The shares purchased by the investors in our recent private placement transaction are subject to redemption in the event that the PRC government takes action that unwinds our restructuring transaction.  Any such redemption would materially and adversely affect our liquidity and capital resources since we would have to return the funds raised in the private placement.

If any PRC governmental agency takes action that materially and adversely affects the transactions contemplated by the restructuring agreement and we are unable to reverse the adverse governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the investors in the private placement transaction that closed on January 31, 2006 and February 5, 2006, within 60 days of the occurrence of such governmental action, then if asked, we are obligated, as liquidated damages, to redeem the shares purchased by such investors, within 30 days of their demand, for an amount equal to the investor’s entire investment amount without interest.  If the PRC government takes action that triggers this redemption right, then our liquidity and capital resources would be materially adversely affected as we would be required to return the funds raised in the private placements.  If we are required to return such funds we may required to sell assets or to seek financing on terms that are not favorable, if available at all, and our financial condition could be thereby materially and adversely affected.

The exercise of our option to purchase part or all of the equity interests in or assets of iASPEC under the Option Agreement might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control iASPEC and could result in actions by iASPEC that conflict with our interests.

Our Option Agreement with iASPEC gives our Chinese operating subsidiary, IST, the option to purchase all or part of the equity interests in or assets of iASPEC, however, the option may not be exercised by IST if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.  Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding Mergers and Acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce, or MOFCOM, or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory.  However, our local PRC counsel has advised us that Shenzhen and other local counterparts of MOFCOM hold the view that such a transaction would not require their approval.  Therefore, we do not believe at this time that an approval and an appraisal are required for IST to exercise its option to acquire iASPEC in Shenzhen.  In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement.  If we are not able to purchase the equity or assets of iASPEC, then we will lose a substantial portion of our ability to control iASPEC and our ability to ensure that iASPEC will act in our interests.

Our right to elect a majority of the members on iASPEC’s Board of Directors and other provisions of the Management Service Agreement may be viewed by iASPEC’s customers as a change in control of iASPEC, which could subject iASPEC  to sanctions and loss of its business license, which in turn would significantly disrupt or possibly terminate our operations.

Our new commercial arrangement with iASPEC gives us the right to designate two Chinese citizens to serve as senior managers of iASPEC, serve on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC.  In addition, iASPEC will require the affirmative vote of the majority of the our Board of Directors, as well as at least one non-insider director, for completing certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.   However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities, such as iASPEC, that possess the necessary PRC government licenses and approvals, and any change in control may be viewed under PRC law as creating a new entity.  If iASPEC’s government customers view these Management Service Agreement provisions as a change in control of iASPEC or as evidence of iASPEC’s failure to operate its business in a manner that complies with its contractual obligations or with related laws and regulations.  Such a perception could result in the cancellation or invalidation of iASPEC’s licenses and permits.  A loss by iASPEC of its licenses and permits could result in the significant disruption or possible termination of our business or adversely affect our reputation in the market.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe that our stockholders, who are PRC residents as defined in Circular 75, have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction.  Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction.  The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year.  The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Transaction structures involving trusts, nominees and similar entities are prohibited.  Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

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

Our subsidiary IST is a sino-foreign joint venture enterprise and has enjoyed certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules.  Accordingly, IST expects to receive a full exemption from the foreign enterprise income tax or EIT for 2007 and 2008, and a further 7.5% tax exemption for 2009, 2010 and 2011.  However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which will be effective on January 1, 2008.  This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises.  According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiary will be moved up to a rate of 25% over a five-year grandfather period.  We expect the measures to implement this grandfather period to be enacted by the PRC government in the coming months and we will make an assessment of what the impact of the new unified tax law is expected to be in the grandfather period. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and we make sales in China.  Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board Electronic maintained by the National Association of Securities Dealers, Inc..  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions which may affect our ability to sell our securities on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Trading in our common stock is volatile and since January 1, 2007, our stock price has fluctuated from a low of $3.98 to a high of $10.80.  Our stock price is currently trading under $5.00 per share which designates it as a “penny stock.” As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Mr. Jiang Huai Lin, our Chairman, President and Chief Executive Officer, beneficially owns 51% of our outstanding voting securities.  As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Drake had been appointed on August 5, 2004 and during the period that Drake served as our independent registered public accounting firm and through the date of dismissal, we have not had any disagreements with Drake on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  There were no reportable events, as described in Item 304(a)(1)(iv) of Regulation S-K, during our two most recent fiscal years (ended December 31, 2007 and 2006) and from January 1, 2008 to date.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness  is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.  We have excluded our subsidiary, ISDT, from this assessment because our acquisition of ISDT was completed in November 2007 and it was not possible for management to conduct an assessment of ISDT’s internal control over financial reporting in the period between the date the combination was completed and the date of management's assessment.  ISDT is now our wholly-owned subsidiary and its financial statements are consolidated with our financial statements.  For the year ended December 31, 2007, ISDT’s financial statements constitute 8.9% and 9.3% of net assets and total assets, respectively, 7.7% of our revenues, and 2.9% of net income reported on our consolidated financial statements for the period.

During the review of our condensed consolidated financial statements for the quarter ended March 31, 2007, our independent registered public accounting firm reported, in a letter dated May 22, 2007, a material weakness in our internal control over financial reporting. Our independent registered public accounting firm reported a material weakness resulting from the combination of the following significant deficiencies:

(i)

Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements;

(ii)

Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

(iii)

Absence of documented controls over our related party transactions; and

(iv)

Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of financial statements.

The matters described above were the direct result of a lack of resources and accounting personnel. We have taken measures and plan to continue to take measures to remediate these deficiencies as soon as practicable. We have implemented the following measures to remediate the deficiencies:

(i)

Hired three financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules;

(ii)

Engaged a qualified external consultant with extensive experience in US GAAP reporting and accounting to assist us in supervision of the financial reporting process; and

(iii)

Developed a rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

Management has tested the effectiveness of the newly implemented controls and found them to be operating effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement. As a result, management has concluded that, as of December 31, 2007, the material weakness reported by our independent registered public accounting firm in the May 22, 2007 letter had been remediated as of December 31, 2007.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management also identified that, as of that date, there was a significant deficiency, or a combination of deficiencies, in our internal control over financial reporting resulting from our lack of an Audit Committee to oversee the effectiveness of the internal control system.  An effective Board of Directors and Audit Committee and other corporate governance functions play an extremely important oversight role in the internal control system of a company.  If there is no such function or if the function does not operate comprehensively and proactively, there is a reasonable possibility that significant internal control deficiencies cannot be detected or prevented.

We believe that our failure to have sufficient board or committee level oversight has affected our cash management policies and procedures and exposed us to potential concerns and risks specifically related to our investment in ELNs.  See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Investing Activities.  We have taken measures and plan to continue to take measures as below to remediate this deficiency:

 (i)  We are recruiting a qualified person, who is an experienced auditor in the application of US GAAP and a former chief financial officer, to serve as one of our Independent Directors and as the chair of our new audit committee.

(ii)  Our Board of Directors will establish an audit committee consisting of this new director, Mr. Qiang Lin and Mr. Yun Sen Huang, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules.  Our audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company.  The new director will serve as our audit committee financial expert as that term is defined by the applicable SEC rules as well as the audit committee chair. Our audit committee will be responsible for, among other things:

•

selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•

reviewing with our independent auditors any audit problems or difficulties and management’s response;

•

reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•

discussing the annual audited financial statements with management and our independent auditors;

•

reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•

annually reviewing and reassessing the adequacy of our audit committee charter;

•

such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time;

•

meeting separately and periodically with management and our internal and independent auditors; and

•

reporting regularly to the full Board of Directors.

These functions were previously being performed by the board of directors. However, we believe that an independent audit committee performing these functions will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2007 to contain a material misstatement.

Auditor Attestation

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding management's assessment of our internal control over financial reporting. Management's report was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Significant Employees

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Jiang Huai Lin	38	President, Chief Executive Officer, and Chairman of the Board
Zhi Xiong Huang	38	Director and Chief Operating Officer
Zhaoyang Chen	43	Chief Financial Officer
Yun Sen Huang	61	Director
Qiang Lin	61	Director
Yi Gang Shen	34	Chief Technology Officer

MR.  JIANG HUAI LIN has been a member of our Board of Directors since September 6, 2006 and he became our President and Chief Executive Officer on October 3, 2006. Mr. Lin has also served as the Chairman and Chief Executive Officer of our subsidiary, IST, since its incorporation in January 2006. During the period from September 2000 to June 2004, Mr. Lin served as the President and Chief Executive Officer of Hong Kong United Development Group, a consolidated enterprise engaging in investment, high technology and education. Before that, during the period from February 1995 through August 2000, Mr. Lin was a Director and the General Manager of Fujian Wild Wolf Electronics Limited, a company engaged in the business of manufacturing electrical consumer products.  Mr. Lin holds a Bachelor’s degree in Industrial Accounting from Xiamen University.

MR. ZHI XIONG HUANG was appointed as our Chief Operating Officer on May 10, 2007 and has served as a member on our Board of Directors since November 28, 2006. Mr. Huang has also served as the Vice-President of our subsidiary IST since its incorporation in January 2006. Since September 2002, he has also been a Vice President of iASPEC, where he supervises iASPEC’s research and development activities and consults on various types of sophisticated, technical issues. Between July 2001 and March 2002, Mr. Huang served as the General Manager of product development of Shenzhen Runsheng Information Systems Company Ltd. and was responsible for overseeing general operations. He holds a B.S. in computer science from Hehai University in China and has over fifteen years’ experience in information systems. Mr. Huang is currently a Director of the Shenzhen Computer Association and is an Expert with the Shenzhen Expert Association, a nonprofit organization.

MR. ZHAOYANG CHEN was appointed as our Chief Financial Officer on December 13, 2007.  Mr. Chen has had over 15 years’ experience in the field of financial management and investments and has served as our Vice President of Investments since April 2007.  Prior to joining the Company, Mr. Chen served from July 2004 to March 2007 as the General Manager of the Gaoying Group (Hong Kong), where he was responsible for overall operations and several acquisition projects.  Prior to that Mr. Chen served from September 1999 to June 2004 as the Assistant General Manager of the Shenzhen Zheng Jia Investment Company, where he was responsible for corporate finance management and project investments.  Mr. Chen has also served as the General Manager of Risk Control for the Shenzhen Zhong Cheng Enterprises Group and as the Chief Financial Officer and Director of Guizhou Fu Bao Co., Ltd. during its application for A Share listing in China.  Mr. Chen holds a Bachelor’s degree in Accounting from the Hangzhou Dianzi University.

MR. YUN SEN HUANG has been a member of our Board of Directors since August 10, 2007.  Mr. Huang has been a Professor in the School of Information Engineering at Shenzhen University since September 1984. He has been involved in many computer application projects, and has received many awards, including a First Grade Award of Technology Advancement from Sichuan Province, a Second Grade Award of Technology Advancement from Guangdong Province, and a Third Grade Award of Technology Advancement from the Chemical Ministry. Mr. Huang has published eight books in the field of Networks and Multimedia Applications. In addition, Mr. Huang was a founder of the International Software Development (Shenzhen) Co., Ltd, a co-partnership company incorporated by IBM, East Asia Bank, and Shenzhen SDC Company, and its Chairman between 2001-2006. Currently, Mr. Huang is a Director of the Shenzhen Computer Academy, a Vice Director of the Guangdong Province Computer Academy, as well as, Executive Director of the China University Computer Basic Education Committee. Mr. Huang holds a Bachelor’s Degree of Electronics Engineering from Tsinghua University.  There is no relationship between Mr. Huang and our Chief Operating Officer, Zhi Xiong Huang.

MR. QIANG LIN has been a member of our Board of Directors since August 10, 2007.  Mr. Lin has been a Professor in the School of Information Engineering at Shenzhen University since September 2002. From July 1997 to September 2002, Mr. Lin served as the Director of Computer Science and Technology Department at Shenzhen University. Mr. Lin has been engaged in teaching and research in the Computer Applications field for many years. Presently, he is a postgraduate advisor and teacher and focuses his research in the fields of Computer Networks, Information Systems, Databases, and ERP systems. Mr. Lin has published many research papers in China’s Computer Science. He is also the editor-in-chief of Electrical Business Foundation. Mr. Lin has significant research experience in information systems, electronic business, logistics, and image disposal and has successfully developed many computer application systems as a project principal. He has been awarded with a First Grade Award of Software Development from the Chinese Chemical Ministry and a Third Grade Award of Science and Technology Development by Guangdong Province. Mr. Lin holds a Master Degree of Computing Mathematics from Zhongshan University. There is no relationship between Mr. Lin and our Chief Executive Officer, Jiang Huai Lin.

MR. YI GANG SHEN was appointed as our Chief Technology Officer on May 10, 2007.  Prior to this, Mr. Shen served as the Director of the R&D Center of Shenzhen iASPEC Software Engineering Co., Ltd. from February 2006 to May 2007.  From March 2003 to January 2006, Mr. Shen served as the Director of product and business development of Li Ming Network Co., Ltd., and from June 2000 to February 2003, Mr. Shen served as the Project Manager of “TOM.COM”, a company listed on the Hong Kong GEM.  Mr. Shen has over ten years of IT experience in different areas such as e-government and financing.  Mr. Shen graduated from Lanzhou University of China where he earned a Bachelor’s Degree in Electronics and Information Science and holds the Senior Project Manager certificate awarded by China’s Ministry of Information Industry.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on its review of the copies of such forms received by us all such filing requirements applicable to its officers and directors were complied with during the fiscal year ended December 31, 2007.

Code of Ethics

On December 25, 2007, our Board of Directors amended and restated its current code of ethics, or Code of Ethics, so that it conforms to the rules and regulations of The Nasdaq Stock Market, Inc.  The Code of Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  Our Code of Ethics will serve as our Company’s “code of ethics,” as defined in Item 406(b) of Regulation S-K.

Our Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, confidentiality, and reporting of violations of the code.  A copy of the Code of Ethics is attached to this report as Exhibit 14 and is incorporated herein by reference. Our Code of Ethics will also be posted on the corporate governance page of our website at www.chinacpby.com as soon as practicable.

Material Changes to Director Nomination Procedures

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors during the second quarter of 2008.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Shareholder Communications

Shareholders who wish to communicate with the Board may write to it at our address given above.  These communications will be reviewed by one or more employees of the Company designated by the Board, who will determine whether they should be presented to the Board.  The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Jiang Huai Lin, our Chief Executive Officer, Mr. Zhi Xiong Huang, our Chief Operating Officer, and Mr. Zhaoyang Chen, our Chief Financial Officer.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (No. of shares)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang Huai Lin, Chairman, CEO, and President (1)	2006	15,550	-	-	-	-	-	45,000(2)	60,550
	2007	45,949	-	261,000 (3)	-	-	-	108,000(2)	414,949
Zhi Xiong Huang, Director and Chief Operating Officer (4)	2006	-	-	-	-	-	-	-	-
	2007	27,359	-	174,000 (5)	-	-	-	-	201,359

Narrative to Summary Compensation Table

(1)

On September 6, 2006, Mr. Lin became our Chairman and on October 3, 2006 he became our President and Chief Executive Officer.  Prior to that, Mr. Lin was (and continues to be) the Chairman and Chief Executive Officer of our subsidiary, IST.  The annual, long term and other compensation shown in this table includes the amount Mr. Lin received from IST during the applicable periods.

(2)

This amount constitutes amounts due to iASPEC under a license agreement between iASPEC and IST.  Mr. Lin controls 60% of the equity interests of iASPEC.

(3)

Represents the Fair Market Value of 30,000 shares of our common stock, par value $0.01, awarded to Mr. Lin on November 27, 2007, pursuant to the Plan.

(4)

Mr. Huang became our Chief Operating Officer on May 10, 2007 and has served on our Board of Directors since November 28, 2006.  Mr. Huang has also served as the Vice-President of our subsidiary, IST since its incorporation in January 2006.

(5)

Represents the Fair Market Value of 20,000 shares of our common stock, par value $0.01, awarded to Mr. Huang on November 27, 2007, pursuant to the Plan.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, none of our executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year ended December 31, 2007.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexer-cised Options Unexer-cisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zhaoyang Chen, Chief Financial Officer	0	20,000	0	9.48	12/5/2011	N/A	N/A	N/A	N/A

Narrative to outstanding equity awards table

(1)

Represents options to purchase 20,000 shares of our common stock, par value $0.01, which were granted to Mr. Chen, pursuant to the Plan.  The options had an exercise price of $9.48 per share, were to vest on December 5, 2008 and to expire on December 5, 2011.  However, on March 3, 2008, our Board of Directors voided and canceled the grant of the options to Mr. Chen, effective as of the date of the grant.

We use the Black-Scholes option pricing model to measure the fair value of stock options, granted in 2007. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of our stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Additional Narrative Disclosure

All our employees, including Messrs Lin, Huang and Chen, have executed our form of employment agreement and non-disclosure agreement.  Mr. Lin earns RMB 29,167 per month (approximately $3,829) for his services as our Chief Executive Officer and as IST’s Chief Executive Officer, Mr. Huang earns RMB17,367 per month (approximately $2,280) for his services as our Chief Operating Officer and as IST’s Vice President and Mr. Chen earns RMB 21,011 per month (approximately $2,758) for his services as our Chief Financial Officer.  No other benefits have been granted by us to officers at this time.

Compensation of Directors

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our directors for services rendered during our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang Huai Lin	15,754	-	-	-	-	-	15,754
Zhi Xiong Huang	12,603	-	-	-	-	-	12,603
Qiang Lin	5,004	-	-	-	-	-	5,004
Yun Sen Huang	5,004	-	-	-	-	-	5,004

Narrative to Director Compensation Table

Mr. Jiang Huai Lin earns RMB 10,000 per month (approximately $1,313) for his services as the Chairman of our Board of Directors, Mr. Zhi Xiong Huang earns RMB 8,000 per month (approximately $1,050), Mr. Qiang Lin earns RMB 3,000 per month (approximately $417), and Mr. Yun Sen Huang earns RMB 3,000 per month (approximately $417) as compensation for their services as independent directors, and are reimbursed for pre-approved reasonable business-related expenses incurred in good faith in the performance of their duties for our Company.

Other than as set forth herein, there have been no fees earned or paid in cash for services to our directors.  No stock or stock options or other equity incentives were awarded to our directors for their services as directors during the fiscal year ended December 31, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Public Security Technology, Inc., 21st Floor, Everbright Bank Building, Zhuzilin, Shenzhen, China  518040.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jiang Huai Lin	CEO and Chairman	Common Stock $0.01 par value	23,277,935 (3)	51%
Zhaoyang Chen	CFO	Common Stock $0.01 par value	0	*
Zhi Xiong Huang	COO and Director	Common Stock $0.01 par value	20,000	*
Yun Sen Huang	Director	Common Stock $0.01 par value	0	*
Qiang Lin	Director	Common Stock $0.01 par value	0	*
Yi Gang Shen	CTO	Common Stock $0.01 par value	0	*
All officers and directors as a group (6 persons named above)		Common Stock $0.01 par value	23,297,935(3)	51%
5% Securities Holder
Jiang Huai Lin		Common Stock $0.01 par value	23,277,935 (3)	51%
Total Devices Management, Ltd.		Common Stock $0.01 par value	2,600,000	5.7%
Pinnacle China Fund, LP (4) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock $0.01 par value	3,934,211	8.6%
The Pinnacle Fund, L.P. (5) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock $0.01 par value	3,934,211	8.6%
Jeffrey L. Feinberg (6) 2775 Via de la Valle, Suite 204 Del Mar, California 92014		Common Stock $0.01 par value	2,628,893	5.8%

* Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 45,639,396 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 2,600,000 shares of our common stock held by Mr. Lin indirectly through Total Devices Management, Ltd., an entity that is wholly-owned by Mr. Lin.  All 23,277,935 shares held by Mr. Lin are subject to the terms and conditions of a Lockup Agreement, dated January 31, 2007, between our Company and Mr. Lin.  The lockup period is scheduled to terminate in September 2008.

(4)

Barry M. Kitt exercises investment discretion and control over the shares our Common Stock held by Pinnacle China Fund, L.P., or Pinnacle China.  Mr. Kitt may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle China.  Mr. Kitt hereby disclaims beneficial ownership of the shares of Common Stock reported herein to the extent of his direct or indirect pecuniary interest therein, and nothing herein shall be deemed to be an admission that Mr. Kitt is the beneficial owner of the shares of Common Stock reported herein for purposes of Section 16 of the Exchange Act or for any other purpose.

(5)

Barry M. Kitt exercises investment discretion and control over the shares of our Common Stock held by The Pinnacle Fund, L.P., or Pinnacle.  Mr. Kitt may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle.  Mr. Kitt hereby disclaims beneficial ownership of the shares of Common Stock reported herein to the extent of his direct or indirect pecuniary interest therein, and nothing herein shall be deemed to be an admission that Mr. Kitt is the beneficial owner of the shares of Common Stock reported herein for purposes of Section 16 of the Exchange Act or for any other purpose.

(6)

The securities reported as held by Mr. Feinberg represent shares of Common Stock held by JLF Partners I, L.P., JLF Partners II, L.P., JLF Off Shore Fund, Ltd. and JLF Concentrated Partners, LP, to which JLF Asset Management LLC serves as the management company and/or investment manager. Mr. Feinberg is the managing member of JLF Asset Management, LLC, and therefore may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by JLF Asset Management.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

The following discloses transactions with related persons entered into over the past two years.

On October 20, 2006, our subsidiary, IST, iASPEC, and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, entered into a software license agreement, or Software License Agreement.  Under the terms of the Software License Agreement, IST was granted an exclusive license to use various different software that was developed by iASPEC and necessary to operate the business of servicing iASPEC customers through a Business Turnkey Agreement, or Turnkey Agreement, with iASPEC.  In consideration for the license, IST transferred to Mr. Lin 16,898,714 shares of our common stock valued at $0.58.  The closing of the transactions contemplated by the Software License Agreement occurred on November 13, 2006.  The shares transferred to Mr. Lin under the Software License Agreement constituted 53.5% of our issued and outstanding common stock on that date.

From October 9, 2006 through June 30, 2007, we operated under the Turnkey Agreement with iASPEC, pursuant to which iASPEC exclusively engaged IST as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data).  The Turnkey Agreement also provided for a revenue sharing arrangement between iASPEC and IST where IST was entitled to between 90% and 100% of the revenues actually received by iASPEC from servicing contracts involving any iASPEC business, but was obligated to pay for its own costs in providing these services and to pay iASPEC $180,000 per year throughout the term of the agreement.

On November 9, 2006, we consummated the transactions contemplated by a stock purchase agreement, dated October 16, 2006, between our subsidiary IST and Mr. Lin.  Pursuant to the stock purchase agreement, Mr. Lin acquired 8,601,286 shares of our common stock, representing 58.91% of our issued and outstanding common stock at the time of the acquisition.  In consideration for those shares, Mr. Lin and Mr. Jin Zhu Cai caused iASPEC to transfer to IST, RMB 14,000,000 in cash (approximately $1,750,000) and all of the accounts receivable of iASPEC as of August 31, 2006, which were valued by the parties at RMB 27,286,172 (approximately $3,410,771).  No provision for doubtful accounts was made for the accounts receivable balance.  At the closing of the stock purchase agreement, Mr. Lin became our controlling shareholder.

On January 31, 2007, our Board of Directors recommended and our stockholders approved the rescission and simultaneous restructuring of the arrangements provided for by the CPSH transaction, the IST transactions and the software license agreement, pursuant to a rescission, termination and share exchange agreement among ourselves, IST, CPSH, iASPEC and iASPEC’s shareholders, including Mr. Lin.  Pursuant to this restructuring agreement, the parties agreed: (1) to rescind the CPSH transaction whereby we returned the CPSH shares to Mr. Lin in exchange for his return of the US$50,000 purchase price; (2) to terminate the software license agreement and return the 16,898,714 shares of our common stock to us; (3) to terminate the stock purchase agreement,  return to iASPEC the payments and rights received by IST and return the 8,601,286 shares of our common stock to us; and (4) that Mr. Lin will exchange all the issued and outstanding stock of CPSH for 25,500,00 shares of our common stock, the sum of the shares Mr. Lin personally received pursuant to the software license agreement and the stock purchase agreement.  As a result of the transactions effected under the restructuring agreement, Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock in the aggregate, which, at January 31, 2007, constituted 80.8% of our issued and outstanding common stock.   Mr. Lin has since transferred 1,182,065 of these shares and now holds  21,717,935 of these shares directly and 2,600,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

Prior to being subject to the Sarbanes-Oxley Act of 2002, in July 2006, IST advanced funds to Hong Kong United Development Group Limited, a company that is 51% controlled by Mr. Lin, for use as working capital.  At December 31, 2006 the balance owed by Hong Kong United Development Group Limited was $115,312, however, this balance was fully paid on April 6, 2007.

Effective July 1, 2007, IST, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai agreed to terminate the Turnkey Agreement and replaced it on the same day with the Management Service Agreement, effective as of July 1, 2007.  Pursuant to the terms of the Management Service Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted.  IST will also have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s board of directors and assist in managing the business and operations of iASPEC.  In addition, both iASPEC and IST will require the affirmative vote of the majority of our board of directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.    Furthermore, under the Management Service Agreement, IST will receive 100% of the net received profit of iASPEC and will reimburse iASPEC for all net losses incurred by iASPEC. The net profit of iASPEC will be paid to IST, and the net losses of iASPEC will be reimbursed by IST, no later than the last day of the month following the end of each calendar quarter, commencing on July 1, 2007.  IST is also obligated to pay iASPEC $180,000 per year, no later than the last day of the month following the end of each calendar year, commencing on July 1, 2007, and this amount may be retained by iASPEC out of any net received profit due and payable to IST as of such payment date.   IST may also advance to iASPEC, at its sole discretion, amounts to be credited against IST’s future obligations to iASPEC, but any such advances will be treated as prepayments and not as loans.  iASPEC will have no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net profit when and as requested by IST. If iASPEC or any of the iASPEC shareholders materially breaches the Management Service Agreement and fails to remedy the breach within 60 days’ notice from IST of such breach, they will be jointly and severally obligated to pay to IST liquidated damages in an amount equal to the higher of (a) eight times the annualized revenues of IST for the last completed fiscal quarter, or (b) US$50 million.

The Management Service Agreement contains a true-up provision which required iASPEC and IST to calculate all prior amounts owed to IST under the Turnkey Agreement, and required iASPEC to pay such amounts.  The parties were required to calculate the cumulative net profit of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with IST, through the commencement date of the Management Service Agreement, and iASPEC was required to pay the amount due to IST, if there is a net received profit, while IST was obligated to reimburse any amount to iASPEC if it is there is a net loss.  “Net Received Profit” means the Net Received Profit of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a positive number. “Net Losses” means the net losses of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a negative number. As of December 31, 2007, iASPEC had repaid the entire calculated true-up amount of $7,005,183 to IST.

In connection with the Management Service Agreement IST also entered into an Option Agreement, with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted IST, or its designee(s), an exclusive, irrevocable option to purchase from the iASPEC shareholders, from time to time, all or a part of iASPEC’s shares, pursuant to an equity transfer agreement, or all or a part of iASPEC’s assets, pursuant to an asset purchase and transfer agreement.  However, according to the Option Agreement, the option may not be exercised by IST if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.  Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000, in the aggregate, subject to regulatory approval.  In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement.  The Option Agreement may be rescinded by IST upon 30 days’ notice and will terminate on the date that we purchase all remaining shares or assets of iASPEC pursuant to the terms of the Option Agreement.  If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB5,000,000 (approximately $683,600) to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach.

As a result of the restructuring of its relationship with iASPEC, iASPEC has become a variable interest entity of our Company.   A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets.  Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity.  In such cases FASB Interpretation 46(R), which interprets Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, requires consolidation of such entity by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership.  While we have held an economic interest in iASPEC since October 9, 2006, the Management Service Agreement and the Option Agreement have now given us control over the business and operations of iASPEC.  As a result, iASPEC’s financial data is subject to consolidation with our financial data in accordance with the provisions of FASB Interpretation 46(R), on July 1, 2007.  For more details regarding the Management Service Agreement and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

On March 28, 2008, Mr. Lin, consummated a private sale to certain accredited investors of 1,070,000 restricted shares of our Common Stock owned by him, for an aggregate purchase price of $4.28 million or $4.00 per share.  Mr. Lin delivered the proceeds from the sale of his shares to honor the guarantee that he had provided that we would not suffer any loss incurred from our investment in ELNs.  See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Investing Activities.  In connection with this private sale transaction, we entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, we agreed to register within a predefined period, shares of our common stock transferred to them by Mr. Lin.  Mr. Lin will not receive any shares of our common stock, other securities or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future.

From time to time Mr. Lin has advanced us various amounts for our working capital.  As of December 31, 2007, we owed Mr. Lin $0.

As of December 31, 2006 related party receivables and amount due from a director consist of the following:

December 31,
2006
Due from related company
Shenzhen iASPEC Software Engineering Co. Ltd. (the Predecessor)

Revenues under the Turnkey Agreement	$1,185,449
Fee payable under the Turnkey Agreement	(45,000)
Other advances	154,710
1,295,159

Hong Kong United Development Group Limited(1)	115,312
Total	$1,410,471

Due to a director
Due to Mr. Lin	$(82,304)

________________________
(1) Hong Kong United Development Group Limited is 51% controlled by Mr. Lin. The amount represents advances from our Company as working capital and was unsecured, interest free and was repaid in full on April 6, 2007.

At December 31, 2007, the balances with iASPEC were eliminated in consolidation since iASPEC was our VIE.

Amounts earned under the Turnkey Agreement during the year ended December 31, 2007 and from January 17, 2006 through December 31, 2006 are as follows:

	Year ended December 31, 2007	January 17 through December 31, 2006

Revenues, per contracts (1)	$12,713,673	$2,677,498
Cost of sales incurred by iASPEC	(6,558,443)	(858,149)
Expenses paid by iASPEC on behalf of IST	(613,271)	(633,900)
Net	$5,541,959	$1,185,449

Annual fee (prorated) payable to iASPEC under the Turnkey Agreement	$90,000	$45,000

(1) The revenue transmitted from iASPEC represents revenue from the exclusive subcontracting activities generated under the Turnkey Agreement, dated October 9, 2006 which was amended and restated on January 31, 2007.  The Turnkey Agreement was terminated and replaced as of July 1, 2007, by the Management Service Agreement.

Director Independence

The Board of Directors is currently composed of 4 members, Mr. Jiang Huai Lin, Mr.  Zhi Xiong Huang, Mr. Qiang Lin and Mr. Yun Sen Huang.  Each of Mr. Qiang Lin and Mr. Yun Sen Huang serve on our Board of Directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the Nasdaq Marketplace Rules.

Mr. Sean Shao has agreed to serve as our third independent director, effective as of April 1, 2008 and to serve as the head of our audit committee as soon as one is established.

Mr. Shao has been serving as Chief Financial Officer of Trina Solar Limited since August 2006, where he assisted it in listing on the NYSE in December 2006.  Previously he was the Chief Financial Officer of ChinaEdu Corporation, a Chinese educational service provider, from September 2005 to August 2006 and was the Chief Financial Officer of Watchdata Technologies Ltd., a Chinese security software company, from August 2004 to September 2005.  He was previously a senior manager at Deloitte Touche Tohmatsu CPA Ltd., Beijing from October 1998 to July 2004 and an assistant manager at Deloitte & Touche Toronto from December 1994 to November 1997.  Mr. Shao received his Master’s degree in Health Care Administration from the University of California at Los Angeles in 1988 and his Bachelor’s degree in Art from East China Normal University in 1982.  Mr. Shao is an associate member of the American Institute of Certified Public Accountants.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were  $390,222 and $120,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above are $100,000 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,000 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

On December 25, 2007, our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act.  These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2007 and the quarterly reviews for the subsequent fiscal quarters of 2008 through the review for the quarter ended September 30, 2008 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board.  Our Board of Directors also appointed and authorized Mr. Lin to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the Board of Directors is 100%.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Registrant, as filed with the Secretary of State of Florida on January 25, 2006 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on January 26, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2 filed by the Company on March 1, 2006).

4.1	Form of Registration Rights Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 25, 2007).

4.2

Common Stock Purchase Warrant issued to Roth Capital Partners, LLC, dated October 29, 2007 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Company on October 30, 2007).

4.3

Common Stock Purchase Warrant issued to Brean Murray, Carret & Co., LLC, dated October 29, 2007 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by the Company on October 30, 2007).

4.4

Registration Rights Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on February 1, 2007).

4.5

Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 20, 2007).

4.6	China Public Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 13, 2007).

4.7

Registration Rights Agreement, dated March 26, 2008, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 28, 2008).

10.1	Form of Securities Purchase Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 25, 2007).

10.2	Form of Closing Escrow Agreement, dated as of October 25, 2007 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on October 25, 2007).

10.3

Securities Purchase Agreement, dated January 16, 2007, among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.4

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5

Make Good Escrow Agreement, dated January 31, 2007, among the Registrant, Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6	Lockup Agreement, dated January 31, 2007, among the Registrant and the stockholders signatory thereto (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7	Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Public Security Holdings Limited and the Registrant (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.8	Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Public Security Technology (PRC) Co., Ltd. and Shenzhen iASPEC Software Engineering Company Limited and the shareholders of iASPEC party thereto (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.9	Management Service Agreement, dated as of August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.10	Guaranty, dated August 1, 2007, by Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.11	Purchase Option Agreement, dated August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.12	Notice of Termination, dated August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.13	Letter Agreement, dated as of September 12, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai.

10.14	English Translation of Form of China Public Security Technology, Inc. Employment Agreement (incorporated by reference to Exhibit 10.7 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.15	English Translation of Form of China Public Security Technology, Inc. Non-Disclosure Agreement (incorporated by reference to Exhibit 10.8 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.16	Letter Agreement, dated March 29, 2007, among the Registrant and the investors and stockholder signatory thereto (incorporated by reference to Exhibit 10.9 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.17	Form of China Public Security Technology, Inc. Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 16, 2007).

10.18	Form of China Public Security Technology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 16, 2007).

10.19	Share Purchase Agreement, dated as of November 7, 2007, by and among China Public Security Holdings Limited, Cheer Crown International Investment Limited, the Registrant, and Dongwei Gao (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on November 9, 2007).

10.20	Share Purchase Agreement, dated as of December 9, 2007, by and among China Public Security Holdings Limited, Bocom Venture Inc., and the Company. (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on December 13, 2007).

10.21	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.22	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd. and Li Wei (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.23	Purchase Agreement, dated as of March 26, 2008, by and among Jiang Huai Lin, the Company and the investors signatory thereto (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on March 28, 2008).

14*	Amended and Restated Code of Ethics, adopted on December 25, 2007.

21*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

Dated: March 31, 2008

/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

/s/ Zhaoyang Chen
Zhaoyang Chen
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Jiang Huai Lin Jiang Huai Lin	Chairman and Chief Executive Officer	March 31, 2008

/s/ Zhi Xiong Huang Zhi Xiong Huang	Director	March 31, 2008

/s/Zhaoyang Chen Zhaoyang Chen	Chief Financial Officer	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

China Public Security Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Public Security Technology, Inc. and subsidiaries (Successor) (Note 1) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2007 and the period from January 17, 2006 to December 31, 2006 (Successor Period); and we have audited the statements of income and comprehensive income, stockholders’ equity and cash flows of Shenzhen iASPEC Software Engineering Company Limited (Predecessor) (Note 1) for the period from January 1, 2006 to October 8, 2006 (Predecessor Period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Public Security Technology, Inc. and its subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the year ended 2007, for the Successor Period in 2006, and the results of operations and cash flows of Shenzhen iASPEC Software Engineering Company Limited for the Predecessor Period,  in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, China Public Security Technology, Inc. succeeded to the business operations of the Predecessor on October 8, 2006.  As a result, the financial statements of the Successor and the Predecessor are not comparable in all respects.

/s/ GHP HORWATH, P.C.

GHP Horwath, P.C.

Denver, Colorado

March 28, 2007

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	NOTES	2007	2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents		$19,755,182	$172,316
Investment in marketable securities	5	14,966,752	-
Accounts receivable		11,721,306	-
Advances receivable		-	332,479
Advances to suppliers		1,791,440	-
Amount due from related parties	6	-	1,410,471
Inventories	7	4,779,930	243,948
Other receivables		974,475	-
TOTAL CURRENT ASSETS		53,989,085	2,159,214

Deposit for business acquisition	14	8,989,022	-
Property and equipment	8	13,826,896	49,826
Intangible assets	9	4,894,397	-
Goodwill	4	7,154,395	-

TOTAL ASSETS		$88,853,795	$2,209,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable		$3, 079,304	$-
Advances payable		-	200,000
Advances from customers		394,383	-
Tax payable		326,026	215,255
Amount due to a director	6	-	82,304
Other payables and accrued expenses		987,483	66,832
TOTAL CURRENT LIABILITIES		4,787,196	564,391

MINORITY INTEREST		10,060,657	-

STOCKHOLDERS' EQUITY

Common stock, par $0.01;
Authorized capital, 75,000,000 shares;
Shares issued and outstanding (2007:45,639,396, 2006: 31,550,298 shares)		190,891	50,000
Additional paid-in capital		57,421,150	-
Reserve	12	1,755,552	159,465
Retained earnings		13,170,549	1,435,184
Accumulated other comprehensive income		1,467,800	-
TOTAL STOCKHOLDERS' EQUITY		74,005,942	1,644,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$88,853,795	$2,209,040

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2007

PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006

The consolidated statements of income and comprehensive income for the period from January 1 to October 8, 2006 reflect operations of the Predecessor Company. (See Note 1 to the consolidated financial statements)

		SUCCESSOR		PREDECESSOR
			JANUARY 17	JANUARY 1
		YEAR ENDED	THROUGH	THROUGH
		DECEMBER 31,	DECEMBER 31,	OCTOBER 8,
	NOTES	2007	2006	2006

Revenue - third parties		$24,800,750	$989,755	$9,644,332
Revenue - related party	6	5,541,959	1,185,449	-

TOTAL REVENUE		30,342,709	2,175,204	9,644,332

Cost of revenue		(12,714,170)	(89,934)	(3,739,518)

GROSS PROFIT		17,628,539	2,085,270	5,904,814

Administrative expenses		(3,321,333)	(99,024)	(931,108)
Research and development expenses		(424,104)	-	-
Fee to iASPEC under the Turnkey Agreement	6	(92,160)	(45,000)	-
Selling expenses		(480,465)	(60,013)	(157,855)

INCOME FROM OPERATIONS		13,310,477	1,881,233	4,815,851

Other income, net		79,435	1,305	6,584
Interest income		138,840	1,514	6,912

INCOME BEFORE TAXES AND MINORITY INTEREST		13,528,752	1,884,052	4,829,347

Minority interest		(90,000)	-	-
Income taxes	10	(107,300)	(289,403)	(749,381)

NET INCOME		13,331,452	1,594,649	4,079,966

Foreign currency translation gain		1,467,800	-	268,305

COMPREHENSIVE INCOME		$14,799,252	$1,594,649	$4,348,271

WEIGHTED AVERAGE NUMBER OF SHARES
Basic		39,718,967	26,958,104	N/A
Diluted		40,152,855	26,958,104	N/A

EARNINGS PER SHARE
Basic		$0.34	$0.06	N/A
Diluted		$0.33	$0.06	N/A

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2007

PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006

The consolidated statements of stockholder’s equity for the period from January 1 to October 8, 2006 reflect operations of the Predecessor Company. (See Note 1 to the consolidated financial statements)

						Accumulated
	Common stock		Additional		Retained	other
	par value $0.12		paid-in		earnings	comprehensive
	Shares	Amount	capital	Reserve	(deficit)	income	Total
THE PREDECESSOR:
Balance as at January 1, 2006	30,000,000	$ 3,642,000	$ 665,548	$ -	$ 846,926	$ -	$ 5,514,474
Net income for the period from January 1, 2006 through October 8, 2006	-	-	-	-	4,079,966	-	4,079,966
Foreign currency translation adjustments	-	-	-	-	-	268,305	268,305
Transfer to reserve	-	-	-	774,551	(774,551)	-	-
BALANCE AS AT OCTOBER 8, 2006	30,000,000	$ 3,642,000	$ 665,548	$ 774,551	$ 4,152,341	$ 268,305	$ 9,502,745

						Accumulated
	Common stock		Additional			other
	par value $0.01		paid-in		Retained	comprehensive
	Shares	Amount	capital	Reserve	earnings	income	Total
THE SUCCESSOR:
Capital contribution on January 17, 2006	25,500,000	$ 50,000	$ -	$ -	$ -	$ -	$ 50,000
Common stock issued for acquisition of Irish Mag Inc.	6,050,298	-	-	-	-	-	-
Net income from January 17, 2006 through December 31, 2006	-	-	-		1,594,649	-	1,594,649
Transfer to reserve	-	-	-	159,465	(159,465)	-	-
BALANCE AS AT DECEMBER 31, 2006	31,550,298	$ 50,000	$ -	$ 159,465	$ 1,435,184	$ -	$ 1,644,649

Issuance of common stock in private placements	12,868,422	128,684	49,688,802	-	-	-	49,817,486
Common stock issued upon the cashless exercise of warrants	267,343	2,674	(2,674)	-	-	-	-
Common stock issued for acquisition of ISDT (Note 4)	883,333	8,833	7,057,831	-	-	-	7,066,664
Stock-based compensation (Note 12)	70,000	700	677,191	-	-	-	677,891
Net income from the year	-	-	-	-	13,331,452	-	13,331,452
Foreign currency translation gain	-	-	-	-	-	1,467,800	1,467,800
Transfer to reserve	-	-	-	1,596,087	(1,596,087)	-	-
BALANCE AS AT DECEMBER 31, 2007	45,639,396	$ 190,891	$ 57,421,150	$ 1,755,552	$ 13,170,549	$ 1,467,800	$ 74,005,942

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA PUBLIC SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

PERIOD FROM JANUARY 17, 2006 TO DECEMBER 31 2006

PERIOD FROM JANUARY 1, 2006 TO OCTOBER 8, 2006

The consolidated statements of cash flows for the period from January 1 to October 8, 2006 reflect operations of the Predecessor Company. (See Note 1 to the consolidated financial statements)

	SUCCESSOR		PREDECESSOR
		JANUARY 17,	JANUARY 1,
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31,	DECEMBER 31,	OCTOBER 8,
	2007	2006	2006
OPERATING ACTIVITIES
Net income	$13,331,452	$1,594,649	$4,079,966
Adjustments to reconcile net income to net cash provided from operation
Depreciation	1,274,768	1,131	422,946
Amortization of intangible assets	168,747	-	105,630
Stock-based compensation	677,891	-	-
Minority interest	90,000	-	-

Changes in operating assets and liabilities, net of effects of business acquisition and VIE consolidation:
(Increase) decrease in inventories	(1,399,838)	-	203,236
Increase in trade receivables	(4,115,867)	-	-
Decrease (increase) in other receivables and deposits	592,182	(243,948)	1,516,215
Increase in receivables from and advances to iASPEC prior to VIE consolidation (Note 6)	(10,660,988)	(1,295,159)	-
Increase in trade payables	903,475	-	150,266
Increase in advance from customer	54,830	-	-
Increase in other payables	201,253	-	-
Increase (decrease) in accrued expenses	442,700	66,832	(11,332)
Increase in tax payable	46,586	215,255	354,520

Net cash provided by operating activities	1,607,191	338,760	6,821,447

INVESTING ACTIVITIES
Increase in cash from VIE consolidation (Note 3)	4,731,140	-	-
Cash acquired from Fortune Fame & ISDT (Note 4)	326,831	-	-
Deposits paid for business acquisition of Bocom Multimedia (Note 14)	(9,000,000)	-	-
Consideration paid for business acquisition of Fortune Fame (Note 4)	(7,051,469)	-	-
Repayments from (advances to) third parties	332,479	(332,479)	-
Repayments from (advances to) related parties	115,312	(115,312)	(1,563,806)
Purchase of plant and equipment	(6,452,450)	(50,957)	(3,329,474)
Capitalized software development cost	-	-	(102,953)
Purchase of Equity Linked Notes ( Note 5)	(22,654,230)	-	-
Collection of cash from matured Equity Linked Notes (Note 5)	7,687,478	-	-

Net cash used in investing activities	(31,964,909)	(498,748)	(4,996,233)

FINANCING ACTIVITIES
Advances received from (repaid to) a third party company	(200,000)	200,000	-
Amount received from (repaid to) a stockholder	(82,304)	82,304	-
Short term loan	-	-	632,591
Proceeds from first private placement	13,311,211	-	-
Proceeds from second private placement	36,506,275	-	-
Capital contribution	-	50,000	-

Net cash provided by financing activities	$49,535,182	$332,304	$632,591

SUCCESSOR		PREDECESSOR
	JANUARY 17,	JANUARY 1,
YEAR ENDED	THROUGH	THROUGH
DECEMBER 31,	DECEMBER 31,	OCTOBER 8,
2007	2006	2006

NET INCREASE IN CASH AND CASH EQUIVALENTS	$19,177,464	$172,316	$2,457,805

EFFECT OF EXCHANGE RATE ON CASH	405,402	-	65,740

CASH AND CASH EQUIVALENTS, BEGINNING	172,316	-	57,758

CASH AND CASH EQUIVALENTS, ENDING	$19,755,182	$172,316	$2,581,303

Supplemental disclosure of cash flow information
Income taxes paid	$24,574	$74,148	$508,712

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PUBLIC SECURITY TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Public Security Technology Inc., and its subsidiaries, (the “Company” or the “Successor”) (formerly Irish Mag. Inc) is a provider of integrated solutions for the public security sector in the People's Republic of China (“PRC”), specializing in providing public security information technology and Geographic Information Systems (“GIS”) software operating services, as well as the sale of computer hardware and software, and the provision of Certificate Authority, or CA, an application platform and e-Government solution technology. These services are provided through the Company’s wholly-owned subsidiaries, Information Security Technology (PRC) Co., Ltd (“IST”) (formerly Public Security Technology (PRC) Co. Ltd.) and Fortune Fame International Investment Limited, and its variable interest entity (“VIE”), iASEPC Software Company Limited.

Reverse Merger Transaction

Prior to October 9, 2006, the Company was a privately owned entity formed as a British Virgin Islands holding company, China Public Security Holdings (“CPSH”). Between October 6, 2006 and January 31, 2007, the Company consummated a series of transactions whereby CPSH and Irish Mag. a public shell company, entered into a reverse merger whereby Irish Mag. acquired all the outstanding common stock of CPSH (the “Acquisition”) from the current Chairman and Executive Officer, Jiang Huai Lin (“Mr. Lin”), for 25,500,000 shares of common stock. For accounting purposes, the Acquisition of CPSH by Irish Mag. was recorded as a reverse acquisition of a public shell and a recapitalization of CPSH based on factors demonstrating that CPSH represents the accounting acquirer. The Acquisition is equivalent to the issuance of stock by CPSH for the net monetary assets (which were not significant) of Irish Mag. The shareholder of CPSH received approximately 81% of the post-Acquisition common stock of Irish Mag. In addition, post-Acquisition management personnel and the board of directors of the Company now consist of individuals previously holding such positions with CPSH. The historical shareholders’ equity of CPSH prior to the Acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the Acquisition. The restated consolidated retained earnings of CPSH have been carried forward after the Acquisition. Immediately prior to the Acquisition, Irish Mag. was essentially a shell company. Irish Mag changed its name to China Public Security Technology, Inc. (the “Company”) in January 2007. Prior to the Acquisition, Irish Mag had 1,350,000 shares of common stock outstanding. On October 2, 2006, Irish Mag. effected a forward stock split of 4.44444444:1, which increased the issued share capital to 6,000,000 shares of common stock. Share and per share amounts have been retroactively restated to reflect the forward stock splits.

October 24, 2006, the Company issued an additional 50,298 shares to the former majority shareholder of Irish Mag. in connection with the Acquisition.

Business Turnkey Agreement

On October 9, 2006, IST, entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with iASPEC Software Company Limited, (formerly Shenzhen iASPEC Software Engineering Company Limited) (“iASPEC” or the “Predecessor”) , a PRC company controlled by Mr. Lin. iASPEC is a software development company that provides public security information technology, Police-Use Geographic Information Systems (“PGIS”) and Civil-Use Geographic Information Systems (“CGIS”) operating services to government and private customers in the PRC. Under the Turnkey Agreement, IST was to pay an annual fee of $180,000 to iASPEC and was to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenues from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to IST under the Turnkey Agreement. Accordingly, IST essentially succeeded to the business operations of iASPEC and iASPEC is considered the Predecessor to IST.

Effective July 1, 2007, IST, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, and replaced it with a Management Service Agreement (“MSA”).

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Management Service Agreement

Pursuant to the terms of the MSA, iASPEC granted IST a ten-year, exclusive, royalty-free, transferable worldwide license to use and install certain iASPEC software, along with copies of source and object codes relating to such software. In addition, IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. IST has the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve as a majority on iASPEC’s Board of Directors, and to assist in managing the business and operations of iASPEC. In addition, both iASPEC and IST will require the affirmative vote of a majority of the Company’s Board of Directors, including at least one non-insider director, for certain material actions, as defined, with respect to iASPEC.

Under the MSA, IST receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA, and iASPEC is permitted to retain $180,000 per year out of the net received profits. The MSA also provides that IST may advance to iASPEC, at its sole discretion, amounts to be credited against IST’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by IST. The parties to the MSA also agreed to the calculation of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006 to June 30, 2007, when iASPEC commenced its contractual relationship with IST, through the date of the MSA. The calculated true-up amount of $7,005,183 was paid by iASPEC to IST as of December 31, 2007.

In connection with the MSA, IST also entered into an immediately exercisable purchase option agreement (“Option Agreement”) with iASPEC and its shareholders, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders for $1,800,000 in the aggregate. The option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.

The substance of the MSA and the Option Agreement is to:

•

Allow the Company to utilize the business licenses, contacts, permits and other resources of iASPEC in order for the Company to be able to expand its operations and business model;

•

Provide the Company with effective control over all of iASPEC's operations;

•

Allow the shareholders of iASPEC an opportunity to monetize a portion of their investment through the $1.8 million purchase option.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation and Variable Interest Entities” (“VIEs”), (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a VIE of the Company and iASPEC’s results are consolidated in the Company’s financial statements. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

The financial statements for the period from January 1, 2006 through October 8, 2006 (the “Predecessor Period”) reflect the results of operations of iASPEC (the “Predecessor”). The financial statements for the period from January 17, 2006 through December 31, 2006 and for the year ended December 31, 2007 (the “Successor Period”) reflect the results of operations of the Company and its subsidiaries (the “Successor”), and its VIE from July 1, 2007, the date upon which the Company became the primary beneficiary. Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all aspects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company, its subsidiaries and its VIE for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

(c) Concentration of Risks

Only entities that possess the necessary government licenses and approvals may obtain certain PGIS contracts with PRC Government customers and, because IST is considered a foreign owned entity in the PRC, it cannot possess these licenses and approvals. Instead IST relies exclusively on iASPEC to solicit, obtain and fulfill PGIS contracts. Through June 30, 2007 this was accomplished under the Turnkey Agreement and many of the expenses of IST were incurred and paid by iASPEC. In accordance with SEC Staff Accounting Bulletin 55, all of the costs associated with the operations of IST have been reflected in its financial statements. Accordingly, through June 30, 2007 substantially all costs incurred and paid for by iASPEC have been allocated to IST. Management believes that this method of allocation is reasonable. Therefore amounts reported by IST under the Turnkey Agreement, included in the consolidated financial statements as Revenue – related party, reflect contract amounts net of costs incurred by iASPEC.

(d) Economic and Political Risks

The Company’s majority operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased and cash deposits with financial institutions with original maturities of three months or less to be cash equivalents.

The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions.

(f) Investment in marketable securities

The Company’s investments in marketable securities are accounted for as either available-for-sale or trading securities. Investments accounted for as available for sale are stated at fair market value, with unrealized gains and losses (net of deferred income tax assets (liabilities)) reported as a component of stockholders’ equity. Investments accounted for as trading securities are stated at fair market value with unrealized holding gains and losses reported in income. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. At December 31, 2007 investments in marketable securities consist of investments in marketable equity securities of two companies listed on the Hong Kong Stock Exchange. (Note 5)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Accounts Receivable and Concentration of Risk

During the normal course of business, the Company extends unsecured credit to its customers. The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in an allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that no allowance for doubtful accounts was necessary as of December 31, 2007 and 2006.

Accounts receivable include $6.4 million of unbilled accounts receivable at December 31, 2007. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within the following month.

The Company’s top five customers accounted for 40.5% of accounts receivable as of December 31, 2007, among which two customers accounted for 20% and 10% of accounts receivable and no other customer were greater than 10% of accounts receivable. As of December 31, 2006, no customer accounted for greater than 10% of accounts receivable. The top five customers accounted for 59.3% of the revenue from third parties for the year ended December 31, 2007.  No provision for doubtful accounts was required as of December 31, 2007.

For the year ended December 31, 2007, specifically two customers accounted for 21% and 26% of third party revenues and no other customer contributed greater than 10% of the revenues. During the period from January 17, 2006 through December 31, 2006 and the period from January 1, 2006 through October 8, 2006, no customer accounted for greater than 10% of third party revenues.

(h) Advances to Suppliers

Advances to suppliers represents cash deposits for the purchase of inventory items from suppliers.

(i) Advances from Customers

Advances from customers represents cash received from customers as advance payments for the purchase of the Company’s products.

(j) Fair Value of Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of the amount due from (to) shareholders is not practicable to estimate due to the related party nature of the underlying transactions.

(k) Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of December 31, 2007, management determined that no allowance was necessary.

During the years ended December 31, 2007 and 2006, approximately 32% and 41%, respectively, of total inventory purchases were from five unrelated suppliers. One supplier accounted for more than 10% of total inventory purchases for these two year/period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of property and equipment are as follows:

Office equipment	5 years
Electronics equipment	5 years
Motor vehicles	5 years
Purchased software	3-5 years
Office building	20-50 years

Maintenance and repairs costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

(m) Intangible assets

Intangible assets represent technology-based intangible assets acquired in connection with the acquisition of Fortune Fame International Investment Limited (Note 4) and software development costs capitalized by iASPEC (Note 3).

Intangible assets are being amortized using the straight-line method over the following estimated useful lives:

Software development costs	5 years
Technology	10 years

(o) Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed upon the acquisition of Fortune Fame International Investment Limited (Note 4). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2007.

(p) Accounting for the Impairment of Long-Lived Assets

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

There were no impairments of long-lived assets as of December 31, 2007 and 2006.

(q) Revenue Recognition

Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”.

The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Retirement Plan

Retirement benefits in the form of contributions under a defined contribution retirement plan to the relevant authorities are charged to the statements of income as incurred. Retirement benefit expenses for the year ended December 31, 2007, the Successor period from January 17, 2006 through December 31, 2006, and the Predecessor period from January 1, 2006 through October 8, 2006 were $117,753, $3,870, and $54,209, respectively.

(s) Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting-Based Compensation” (“SFAS 123”). Under the fair value recognition provisions of SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock-based compensation measured at the grant date fair value of the award by using the Black-Scholes option pricing model. The Company recognizes the compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term. The provisions of SFAS 123R apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net profit in the periods after adoption. During the year ended December 31, 2007, the Company has recognized $677,891 of compensation expenses under the Plan. As of December 31, 2007, there was $1,600,396 of unrecognized compensation expense related to the non-vested options.

 (t) Foreign Currency Translation

The functional currency of the Company’s wholly- owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The Company’s PRC subsidiaries’ and its VIE’s financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

On October 9, 2006, in connection with the Acquisition, the Company adopted the United States dollar as its reporting currency. The financial statements for the Predecessor Period have been recast using a method consistent with SFAS No. 52, “Foreign Currency Translation” to reflect the United States dollar as if the United States dollar had been used for the Predecessor Period.

Accordingly, for financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The exchange rates adopted are as follows:

	December 31,	December 31,
	2007	2006
Year end exchange rate	7.3141	7.8050
Average yearly exchange rate	7.6172	7.8050

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development expenses. There were no research and development expenses during the periods from January 17, 2006 to December 31, 2006 and January 1, 2006 through October 8, 2006. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Software development costs of $102,953 were capitalized as during the period from January 1, 2006 through October 8, 2006. No software development costs were capitalized during the year ended December 31, 2007 or the period from January 17, 2006 through December 31, 2006. During the year ended December 31, 2007 and the period from January 1, 2006 through October 8, 2006, amortization expense of approximately $111,900 and $61,000, respectively was charged to income.

(v) Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which will take effect as of January 1, 2008.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.”  If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then its global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from its PRC subsidiaries to it will be subject to a withholding tax.  The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations.  Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  The Company is actively monitoring the proposed withholding tax and is evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as its PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms.  The Company expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future.

(w) Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For the year ended December 31, 2007, dilutive securities represent outstanding warrants to acquire 840,632 shares of common stock. There were no outstanding dilutive securities during 2006.

(x) Segment reporting

The Company operates and manages its business as a single segment. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

(y) Sales, use and other Value Added Tax

Revenue is recorded net of applicable state, use and other Value Added Tax.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (z) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. This statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, and is effective for fiscal year beginning after November 15, 2007 for financial assets and liabilities. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

3. VARIABLE INTEREST ENTITY

As a result of the MSA, iASPEC became the Company’s VIE, effective as of July 1, 2007.  While the Company has held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have given the Company control over the business and operations of iASPEC, and the Company became the primary beneficiary of iASPEC. The consolidated financial statements for the year ended December 31, 2007, include the results of operations of iASPEC from July 1, 2007, even though the Company does not own any of iASPEC’s equity.

iASPEC’s assets and liabilities as of July 1, 2007 were as follows:

July 1, 2007

Cash and cash equivalents	$ 4,731,140
Accounts receivable	5,837,210
Inventory	3,066,853
Other current assets	2,296,535
Property and equipment	7,844,889
Intangible assets	609,540
Accounts payable	(2,067,458)
Amount due to related parties	(11,941,282)
Other current liabilities	(406,770)

Net assets	$ 9,970,657

As of July 1, 2007, minority interest consisted of 100% of the equity of iASPEC owned by Mr. Lin and Mr. Jin Zhu Cai. During the six months ended December 31, 2007, all but $90,000 of iASPEC’s net income was allocated to the Company. The $90,000 was attributed to the minority interest in the Consolidated Statements of Income and Comprehensive Income, resulting in minority interest of $10,060,657 as of December 31, 2007.

iASPEC’s net assets as of December 31, 2007 were approximately $13,171,000, and the consolidation of iASPEC resulted in an increase in assets of approximately $29,905,000, an increase in liabilities (consisting primarily of  accounts payable) of approximately $3,567,000, and an increase of net income of approximately $5,501,000.

4. BUSINESS ACQUISITION

On November 7, 2007, the Company acquired 100% of the equity interests of Fortune Fame International Investment Limited, (“ Fortune Fame”), and its operating PRC subsidiary, Shenzhen Information Security Development Technology Company Ltd. (“ISDT”), for which the Company paid approximately $7.1 million in cash and issued 883,333 shares of its common stock.

Of the 883,333 shares of common stock, 383,333 shares were issued to Cheer Crown International Investment Limited (“Cheer Crown”) and 500,000 shares were issued to Mr. Gao, the Chairman of Fortune Fame’s Board of Directors. Under the terms of the acquisition agreement, Mr. Gao, agreed to continue on as the Chairman of Fortune Fame. Mr. Gao also agreed that he will return 250,000 shares of the Company’s common stock if Fortune Fame does not meet certain net income targets in 2008, and 250,000 shares if Fortune Fame does not meet certain net income targets in 2009.

Fortune Fame had no substantive business operations since its formation in July 2007 until it acquired ISDT on October 26, 2007. ISDT provides a leading CA, an application platform and e-Government solution technology, and is an exclusive CA application provider for the Shenzhen municipality in the PRC. The CA certification allows ISDT to issue digital certificates that contain a public key that can be used by the public to encrypt messages and protect the identity of the user. The CA also certifies that the public key contained in the certificate belongs to the person, organization, server or other entity noted in the certificate. CAs are currently used in China’s e-Government industry and can be successfully integrated with the Company’s platforms and solutions to enhance customers’ applications.

4. BUSINESS ACQUISITION (CONTINUED)

The following represents the purchase price allocation at the date of the acquisition:

Cash and cash equivalents	$326,831
Accounts receivable	1,369,257
Advances to suppliers	530,286
Inventory	151,516
Other current assets	257,526
Property and equipment	223,845
Goodwill	7,154,395
Intangible assets	4,334,381
Current liabilities	(229,904)

Total purchase price	$14,118,133

The following tables show supplemental information of the results of operations on a pro forma basis for the years ended December 31, 2007 and the Successor Period from January 17, 2006 through December 31, 2006, as if the acquisition of ISDT had been completed at the beginning of the respective periods.

For the year ended December 31, 2007 (Unaudited)	Historical
			Pro Forma		Pro
	CPST	ISDT	Adjustments		Forma

Revenues	$30,342,709	$7,139,215	$(314,073)	a	$37,167,851

Income from operations	$13,310,477	$1,239,981	$(338,463)	b	$14,211,995

Net income	$13,331,452	$1,053,977	$(338,463)	b	$14,046,966

Weighted Average Number of Shares Outstanding
Basic	39,718,967		752,648	c	40,471,615
Diluted	40,152,855		752,648	c	40,905,503

Earnings per share
Basic	$0.34				$0.35
Diluted	$0.33				$0.34

For the period from January 17, 2006 through December 31, 2006 (Unaudited)	Historical
			Pro Forma		Pro
	CPST	ISDT	Adjustments		Forma

Revenues	$2,175,204	$1,521,792			$3,696,996

Income from operations	$1,882,747	$304,858	$(406,156)	b	$1,781,449

Net income	$1,594,649	$260,783	$(406,156)	b	$1,449,276

Weighted Average Number of Shares Outstanding
Basic	26,958,104		883,333	c	27,841,437
Diluted	26,958,104		883,333	c	27,841,437

Earnings per share
Basic	$0.06				$0.05
Diluted	$0.06				$0.05

a. The pro forma adjustments represent the sales from ISDT to iASPEC before the acquisition dates.

b. The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of ISDT.

c. The pro forma adjustments represent the weighted average number of shares impact assuming that the ISDT acquisition occurred at the beginning of the years.

5. INVESTMENT IN MARKETABLE ASSETS

On November 9, 2007, the Company invested in three equity-linked notes (“ELNs”), for HKD176,814,000 (approximately $22,654,000), The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Mr. Lin provided a guarantee (“Lin Guarantee”) against any losses sustained as a result of the Company’s investment in the ELNs.

On December 28, 2007, the maturity date of the ELNs, one of the ELNs was redeemed by the issuer for cash of HKD 60,000,000 (approximately $7,687,000) and with a gain of HKD906,000 (approximately $116,000). The other two ELNs were redeemed by the issuer’s surrender of the underlying equity securities to the Company.  On December 31, 2007, the market value of the underlying securities was HKD112, 637,334 (approximately $14,441,000). On March 25, 2008, the Company sold the remaining equity securities for HKD85,009,123 (approximately $10,897,000). In addition, Mr. Lin paid the Company approximately $4,080,000 in connection with the Lin Guarantee. As a result, the Company recorded no gain or loss on the investments in the ELNs. Mr. Lin paid the Lin Guarantee from the proceeds of a private sale to certain accredited investors, of 1,070,000 shares of the Company’s common stock owned by him. Mr. Lin will not receive any shares of our common stock, other security or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future. In connection with this private sale transaction, the Company entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, the Company agreed to register within a predefined period, shares of its common stock transferred to them by Mr. Lin. There are no liquidated damages associated with the Company’s failure to timely register these shares. Although the Company has not suffered any losses on the investment by the Company in the ELNs, the investment in the ELNs could result in a claim being alleged against the Company.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of December 31, 2006, related party receivables and amount due to a director consist of:

Due from related companies	2006
Shenzhen iASPEC Software Engineering Co. Ltd. (The Predecessor)
Revenues under the Turnkey Agreement	$1,185,449
Fee payable under the Turnkey Agreement	(45,000)
Other advances	154,710
1,295,159
Hong Kong United Development Group Limited	115,312
$1,410,471
Due to a director
Mr. Lin	$82,304

Hong Kong United Development Group Limited is 51% controlled by Mr. Lin. The amount as of December 31, 2006 represented advances to the company as working capital and was unsecured, interest free, and was repaid in full during the year ended December 31, 2007.

The amount due to Mr. Lin represents advances to the Company as working capital. The amount was unsecured, non-interest bearing and was repaid in full in during the year ended December 31, 2007.

As iASPEC is consolidated effective July 1, 2007, amount due from iASPEC has been eliminated in consolidation.

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Prior to July 1, 2007, revenues earned from iASPEC under the Turnkey Agreement were recorded as related party revenues in the Company’s financial statements.

Amounts earned from iASPEC under the Turnkey Agreement (prior to the consolidation of iASPEC), during the six months ended June 30, 2007 and the period from January 17, 2006 through December 31, 2006 and are as follows:

	SIX MONTHS	JANUARY 17
	ENDED	THROUGH
	JUNE 30,	DECEMBER 31,
	2007	2006

Revenues, per contracts	$12,713,673	$2,677,498

Cost of sales incurred by iASPEC	(6,558,443)	(858,149)
Expenses paid by iASPEC on behalf of IST	(613,271)	(633,900)
Net	$5,541,959	$1,185,449

Fee payable to iASPEC under the Turnkey Agreement	$90,000	$45,000

During the six months ended June 30, 2007 (prior to consolidation), the Company advanced iASPEC approximately $5,200,000 for the establishment of representative offices and branches, and for the development of marketing networks under the Turnkey Agreement.  Additionally, at June 30, 2007, iASPEC owed the Company approximately $5,500,000 from the net amounts earned under the Turnkey Agreement, as shown above, and such amount had been paid by iASPEC to IST before December 31, 2007.

 7. INVENTORIES

As of December 31, 2007 and 2006, inventories consist of:

	2007	2006

Finished goods	$402,940	$243,948
Installations in process	4,376,990	-

Inventories	$4,779,930	$243,948

8. PROPERTY AND EQUIPMENT

As of December 31, 2007 and 2006, property and equipment consists of:

	2007	2006

Office equipment	$116,299	$12,830
Electronics equipment	8,237,963	38,127
Motor vehicles	566,375	-
Purchased software	3,126,357	-
Office building	5,027,304	-
Total	17,074,298	50,957

Less: accumulated depreciation	(3,247,402)	(1,131)
	$13,826,896	$49,826

Depreciation expense for the year ended December 31, 2007 and the periods from January 17, 2006 through December 31, 2006 and January 1, 2006 through October 8, 2006 was $1,274,768, $1,131 and $422,946, respectively.

9. INTANGIBLE ASSETS

As of December 31, 2007 intangible assets consist of:

2007
Software development costs	$983,270
Technology	4,432,398
Total	5,415,668

Less: accumulated amortization	(521,271)

Intangible assets, net	$4,894,397

Estimated future amortization of intangible assets as of December 31, 2007 is as follows:

2008	$639,894
2009	622,684
2010	571,058
2011	475,194
2012	443,240
Thereafter	2,142,326
Total	$4,894,397

10. INCOME TAXES

Pre-tax income for the year ended December 31, 2007 and the periods from January 17, 2006 through December 31, 2006 and January 1, 2006 through October 8, 2006 was taxable in the following jurisdictions:

	SUCCESSOR		PREDECESSOR
		JANUARY 17	JANUARY 1
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31,	DECEMBER 31,	OCTOBER 8,
	2007	2006	2006

PRC	$15,288,111	$1,884,052	$4,829,347
Others	(1,759,360)	-	-

Total net income (loss) before income taxes	$13,528,751	$1,884,052	$4,829,347

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

10. INCOME TAXES (CONTINUED)

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

The reconciliation of income taxes for income tax computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone, to income tax expense is as follows:

	SUCCESSOR		PREDECESSOR
		JANUARY 17	JANUARY 1
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31,	DECEMBER 31,	OCTOBER 8,
	2007	2006	2006

PRC federal statutory tax rate	15%	15%	15%

Computed expected income tax expense	$2,293,216	$282,607	$724,402
Tax exemption	(2,191,770)	-	-
Other differences	5,854	6,796	24,979

Income taxes	$107,300	$289,403	$749,381

IST, ISDT and iASPEC, are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprise income tax (“EIT”).  The statutory rate is 33%. However, since these entities are located in the Shenzhen Economic Special Zone, they are entitled to a permanent preferential income tax rate of 15% of assessable profits.

As a wholly owned foreign investment enterprise, IST is entitled to enjoy a two year tax exemption, followed by a 7.5% tax exemption for three years thereafter. On August 10, 2007, IST was granted EIT exemption by PRC tax authorities, retroactive to January 1 2007.

On March 16, 2007, the 10th People’s Congress of China passed the China Unified Corporate Income Tax Law (the “Unified Tax Law”), effective on January 1, 2008, which establishes a single unified 25% income tax rate for most companies, with a preferential income tax rate of 15% to be applicable to enterprises in the Shenzhen Special Economic Zone. In January 2008, the government announced that the new law would be phased in over five years. Companies that are currently subject to an income tax of 15% will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. Companies that are exempt from taxes or have concessional rates will retain their preferences until the original expiration date. Management believes that the Unified Tax Law will not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2007.  In addition, notwithstanding the implementation of the Unified Tax Law, management  believes that IST will continue to enjoy a two-year tax exemption, followed by a 7.5% tax exemption for the three years thereafter. Management also believes that iASPEC and ISDT will benefit from the transition period from 2008 to 2012.

EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the year ended December 31, 2007 and the periods from January 17, 2006 through December 31, 2006 and January 1, 2006 through October 8, 2006.

11. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of IST, and ISDT appropriations of net income, as reflected in their PRC statutory financial statements, are to be allocated to statutory reserve, as determined by resolution of the Board of Directors. For the years ended December 31, 2007 and 2006, $1,596,087 and $159,465, respectively, were appropriated.

12. STOCKHOLDERS’ EQUITY

(a)

Equity transactions

On January 16, 2007, the Company entered into a Securities Purchase Agreement (“SPA I”) with 2 investors, pursuant to which the Company issued an aggregate of 7,868,422 shares of common stock and received net proceeds of $13,311,211. The Company also paid fees in connection with SPA I consisting of cash of approximately $670,000 and warrants to purchase 786,841 shares of common stock for $2.28 per share. The warrants have a term of five years, are exercisable immediately on issuance and have an exercise price of $2.28 per share.

In October and November 2007, the Company issued 267,343 shares of common stock in connection with the cashless exercise of 346,209 warrants issued in connection with SPA I.

On October 30, 2007, the Company completed a second Securities Purchase Agreement (“SPA II”) with certain accredited investors (collectively, the “Investors”). Under SPA II, the Company issued 5,000,000 shares of the Company’s common stock, and received net proceeds of $36,506,275.

Pursuant to the SPA II, the Company also entered into (i) a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which, among other things, the Company agreed to register the shares of its common stock issued to the Investors within a pre-defined period and (ii) a closing escrow agreement (the “Escrow Agreement”) with the Investors and the Company’s U.S. legal counsel, as escrow agent, pursuant to which the Investors agreed to deposit the Purchase Price into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement.  The funds were released from in escrow on October 30, 2007, the closing date, and the registration statement covering these shares was declared effective on February 6, 2008.  The Company also agreed to use its reasonable best efforts to have its common stock listed and traded on any one of the New York Stock Exchange, the American Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Capital Market by June 30, 2008.

In connection with SPA II, the Company issued warrants to purchase 400,000 shares of the Company’s common stock. The warrants have a term of 5 years, are currently exercisable, have an exercise price of $9.60 per share, and include registration rights to register the shares underlying the warrants.

On November 7, 2007, the Company issued 883,333 shares of common stock in connection with the acquisition of Fortune Fame.

(b)

Equity Incentive Plan

Effective June 13, 2007, the Board of Directors of the Company adopted the China Public Security Technology, Inc. 2007 Equity Incentive Plan. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of the Company’s common stock may be issued pursuant to Awards granted under the Plan.

On November 27, 2007, the Company issued 70,000 shares of common stock to the Company’s senior management and an external consultant firm as bonus awards. Stock-based compensation of $609,000 is included in administrative expenses for the year ended December 31, 2007.

The following table summarizes the changes of the company’s restricted stock awards during the year ended December 31, 2007:

	Shares	Grant Date Fair Value
Granted & vested	70,000	$8.70

12. STOCKHOLDERS’ EQUITY (CONTINUED)

(c)

Equity Incentive Plan (Continued)

On November 30, 2007, the Company’s Board of Directors authorized the grant of options to certain employees to purchase 490,000 shares of the Company’s common stock, par value $0.01, subject to ratification of the Plan by our stockholders. The options had an exercise price of $9.48 per share, were to vest on December 5, 2008 and to expire on December 5, 2011. On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options to the Employees, and on March 20, 2008 approved the grant of 400,000 shares stock awards to the Employees, at price of $4.30 per share. These newly granted shares will be vested quarterly at 1/4 over one year after the grant.  Since the cancellation and grant of the replacement award occurred concurrently, they will be treated as a modification of the terms of the cancelled award in accordance with SFAS 123R.  During the year ended December 31, 2007, the Company recognized $68,891 of compensation expense related to stock options granted.  At December 31, 2007, there is approximately $1,600,000 of unrecognized expense related to the Company’s stock-based compensation plans.

The Company uses Black-Scholes option pricing model to measure the fair value of stock options, granted in 2007. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The assumptions used to value stock-based compensation awards for the periods presented are as follows:

December 31,
2007
Expected term (in years)	1.0-2.0
Volatility	102%
Risk-free interest rate	3.05%
Expected dividend	0

Expected term represents the weighted average period of time that stock-based awards are expected to be outstanding, giving consideration to employees’ expected exercise and post-vesting employment termination behavior. Expected volatilities are based on historical volatilities of the Company’s ordinary shares. Risk-free interest rate is based on US T-bill with maturity terms similar to the expected term on the stock-based awards. The Company does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

A summary of option activities under the plan as of December 31, 2007 is presented as follows:

Stock Options	Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	-	$-	-	$-
Granted	490,000	9.48	1.0-4.0	-
Outstanding at December 31, 2007	490,000	9.48	1.0-4.0	N/A
Exercisable at December 31, 2007	-	$-	-	N/A

The trading price of the Company’s shares at December 31, 2007 was $8.50 per share. Therefore, no intrinsic value reported.

A summary of the status of the Company’s non-vested stock options during the year ended December 31, 2007 is presented below:

Non-vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	-	$-
Granted	490,000	3.41

Non-vested at December 31, 2007	490,000	$3.41

13. COMMITMENTS AND CONTINGENCIES

ISDT leases offices in Shenzhen, PRC, under a lease agreement that will expire on May 27, 2008. Rent expense for the year ended December 31, 2007 was approximately $46,302. As of December 31, 2007, future minimum lease payments under this office lease are approximately $39,800.

14. SUBSEQUENT EVENTS

(a)

Acquisition of Bocom Multimedia Display Company Limited

On December 9, 2007, the Company entered into a Share Purchase Agreement (the “Purchase Agreement of Bocom”), with Bocom Venture Inc. (“Bocom Venture”), a British Virgin Islands company, for the acquisition of Bocom Multimedia Display Company Limited, a Hong Kong company, and its wholly-owned Chinese subsidiary, Shenzhen Bocom Multimedia Display Technology Co. Ltd. (collectively, “Bocom Multimedia”), for a purchase price of approximately $18,000,000.

The Company paid approximately $9,000,000 of the purchase price in cash which is included in deposit for business acquisition as of December 31, 2007. The remaining $9,000,000 of the purchase price was payable on or before May 1, 2008 in 1,125,000 shares of the Company's common stock.  On February 1, 2008, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Bocom Multimedia.

(b)

Acquisition of Wuhan Wuda Geoinformatics Co., Ltd.

On February 15, 2008, the Company approved iASPEC’s entry into a share purchase and increased capital agreement (the “Purchase Agreement of Wuhan”), dated as of February 16, 2008, for the purchase of approximately 57% of Wuhan Wuda Geoinformatics Co., Ltd. (“Wuhan Geo”) for approximately $6,875,000, This transaction is expected to close on or about April 1, 2008 (the “Closing”). As of March 21, 2008, approximately $6,875,000 had been deposited in connection with the purchase.

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Registrant, as filed with the Secretary of State of Florida on January 25, 2006 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on January 26, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2 filed by the Company on March 1, 2006).

4.1	Form of Registration Rights Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 25, 2007).

4.2

Common Stock Purchase Warrant issued to Roth Capital Partners, LLC, dated October 29, 2007 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Company on October 30, 2007).

4.3

Common Stock Purchase Warrant issued to Brean Murray, Carret & Co., LLC, dated October 29, 2007 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by the Company on October 30, 2007).

4.4

Registration Rights Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on February 1, 2007).

4.5

Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 20, 2007).

4.6	China Public Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 13, 2007).

4.7

Registration Rights Agreement, dated March 26, 2008, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 28, 2008).

10.1	Form of Securities Purchase Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 25, 2007).

10.2	Form of Closing Escrow Agreement, dated as of October 25, 2007 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on October 25, 2007).

10.3

Securities Purchase Agreement, dated January 16, 2007, among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.4

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Registrant and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5

Make Good Escrow Agreement, dated January 31, 2007, among the Registrant, Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6

Lockup Agreement, dated January 31, 2007, among the Registrant and the stockholders signatory thereto (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Public Security Holdings Limited and the Registrant (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.8

Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Public Security Technology (PRC) Co., Ltd. and Shenzhen iASPEC Software Engineering Company Limited and the shareholders of iASPEC party thereto (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.9

Management Service Agreement, dated as of August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.10	Guaranty, dated August 1, 2007, by Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.11

Purchase Option Agreement, dated August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.12

Notice of Termination, dated August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.13	Letter Agreement, dated as of September 12, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai.

10.14

English Translation of Form of China Public Security Technology, Inc. Employment Agreement (incorporated by reference to Exhibit 10.7 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.15

English Translation of Form of China Public Security Technology, Inc. Non-Disclosure Agreement (incorporated by reference to Exhibit 10.8 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.16

Letter Agreement, dated March 29, 2007, among the Registrant and the investors and stockholder signatory thereto (incorporated by reference to Exhibit 10.9 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.17	Form of China Public Security Technology, Inc. Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 16, 2007).

10.18	Form of China Public Security Technology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 16, 2007).

10.19

Share Purchase Agreement, dated as of November 7, 2007, by and among China Public Security Holdings Limited, Cheer Crown International Investment Limited, the Registrant, and Dongwei Gao (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on November 9, 2007).

10.20

Share Purchase Agreement, dated as of December 9, 2007, by and among China Public Security Holdings Limited, Bocom Venture Inc., and the Company. (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on December 13, 2007).

10.21

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.22

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd. and Li Wei (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.23

Purchase Agreement, dated as of March 26, 2008, by and among Jiang Huai Lin, the Company and the investors signatory thereto  (incorporation by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on March 28, 2008).

14*	Amended and Restated Code of Ethics, adopted on December 25, 2007.

21*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith