Form 10-Q
period 2008-03-31
China Information Security Technology, Inc.
filed 2008-05-13
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53147

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0575209
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Empl. Ident. No.)

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

Yes ☒                         No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	46,764,396

Transitional Small Business Disclosure Format (check one):

Yes  ☐                        No  ☒

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	NOTES	MARCH 31,	DECEMBER 31,
		2008	2007
		(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents		$23,624,772	$19,755,182
Investment in marketable securities	5	-	14,966,752
Accounts receivable	6	21,142,354	11,721,306
Notes receivable		49,842	-
Advances to suppliers		4,984,145	1,791,440
Inventories	8	6,951,380	4,779,930
Other receivables		1,330,867	974,475
TOTAL CURRENT ASSETS		58,083,360	53,989,085

Deposits for business acquisitions	15(a)	7,049,073	8,989,022
Property and equipment	9	14,075,360	13,826,896
Intangible assets	10	9,305,274	4,894,397
Goodwill	4	18,701,923	7,154,395

TOTAL ASSETS		$107,214,990	$88,853,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable		$3,987,497	$3,079,304
Advances from customers		1,460,301	394,383
Income tax payable		724,797	326,026
Other payables and accrued expenses		1,625,030	987,483
Acquisition consideration payable	4	9,000,000	-
TOTAL CURRENT LIABILITIES		16,797,625	4,787,196

MINORITY INTEREST		10,105,657	10,060,657

STOCKHOLDERS' EQUITY

Common stock, par $0.01;
Authorized capital, 75,000,000 shares;
Shares issued and outstanding (March 31, 2008 and December 31, 2007: 45,639,396 shares)		190,891	190,891
Additional paid-in capital	12	57,805,115	57,421,150
Reserve		1,755,552	1,755,552
Retained earnings		16,749,529	13,170,549
Accumulated other comprehensive income		3,810,621	1,467,800
TOTAL STOCKHOLDERS' EQUITY		80,311,708	74,005,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$107,214,990	$88,853,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	NOTES	MARCH 31,	MARCH 31,
		2008	2007

Revenue - third parties		$14,404,426	$1,213,318
Revenue - related party	7	-	1,818,823

TOTAL REVENUE		14,404,426	3,032,141

Cost of revenue		(8,352,264)	(210,712)

GROSS PROFIT		6,052,162	2,821,429

Administrative expenses		(1,752,735)	(219,294)
Research and development expenses		(147,003)	-
Fee to iASPEC under the Turnkey Agreement	7	-	(45,000)
Selling expenses		(417,703)	(68,669)

INCOME FROM OPERATIONS		3,734,721	2,488,466

Other income, net		69,401	7,525
Interest income		26,603	20,304

INCOME BEFORE TAXES AND MINORITY INTEREST		3,830,725	2,516,295

Minority interest		(45,000)	-
Income tax expense	11	(206,745)	(377,444)

NET INCOME		3,578,980	2,138,851

Foreign currency translation gain	13	2,342,821	11,318

COMPREHENSIVE INCOME		$5,921,801	$2,150,169

WEIGHTED AVERAGE NUMBER OF SHARES
Basic		45,985,550	36,446,205
Diluted		46,720,415	36,760,592

EARNINGS PER SHARE
Basic		$0.08	$0.06
Diluted		$0.08	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

						Accumulated
	Common stock		Additional			other
	par value $0.01		paid-in		Retained	comprehensive
	Shares	Amount	capital	Reserve	earnings	income	Total

BALANCE AS AT JANUARY 1, 2008	45,639,396	$ 190,891	$ 57,421,150	$ 1,755,552	$ 13,170,549	$ 1,467,800	$ 74,005,942

Stock-based compensation (Note 12)	-	-	383,965	-	-	-	383,965
Net income from the period	-	-	-	-	3,578,980	-	3,578,980
Foreign currency translation gain	-	-	-	-	-	2,342,821	2,342,821

BALANCE AS AT MARCH 31, 2008	45,639,396	$ 190,891	$ 57,805,115	$ 1,755,552	$ 16,749,529	$ 3,810,621	$ 80,311,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	MARCH 31,	MARCH 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$3,578,980	$2,138,851
Adjustments to reconcile net income to net cash used in operations:
Depreciation	657,678	31,657
Amortization of intangible assets	217,854	-
Stock-based compensation (Note 12)	383,965	-
Minority interest	45,000	-
Changes in operating assets and liabilities, net of effects of business acquisition:
Increase in inventories	(590,698)	-
Increase in accounts receivable	(5,648,740)	(12,596)
Increase in related party receivable	-	(1,774,640)
Increase in prepaid related party expenses	-	(5,386,997)
Increase in other receivables and deposits	(2,738,826)	-
Decrease in accounts payable	(303,819)	-
Decrease in advances from customers	(1,024,711)	-
Increase (decrease) in other payables and accrued expenses	439,039	(23,974)
Increase in income tax payable	70,142	343,608

Net cash used in operating activities	(4,914,136)	(4,684,091)

INVESTING ACTIVITIES
Cash acquired in Bocom acquisition (Note 4)	713,793	-
Deposits paid for acquisition of Geo (Note 15(a))	(6,909,279)	-
Repayments from third parties	-	332,479
Advances to related parties	-	(250,001)
Decrease in amount due from a director	-	(251,365)
Purchase of property and equipment	(337,212)	(3,646,823)
Capitalized software development costs	(67,292)	-
Proceeds from sale of marketable securities (Note 5)	14,966,752	-

Net cash provided by (used in) investing activities	8,366,762	(3,815,710)

FINANCING ACTIVITIES
Advances repaid to a third party company	-	(200,000)
Proceeds from first private placement	-	13,311,211

Net cash provided by financing activities	$-	$13,111,211

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,452,626	$4,611,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	416,964	10,962
CASH AND CASH EQUIVALENTS, BEGINNING	19,755,182	172,316
CASH AND CASH EQUIVALENTS, ENDING	$23,624,772	$4,794,688

Supplemental disclosure of cash flow information
Income taxes paid	$136,805	$33,836

1,125,000 shares of common stock were issued for the purchase price of Bocom Multimedia acquisition, approximately $9,000,000, on April 1, 2008. (Note 4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology Inc., and its subsidiaries, (the "Company") (formerly China Public Security Technology Inc.) is a provider of integrated solutions for the public security sector in the People's Republic of China ("PRC"), specializing in providing public security information technology and Geographic Information Systems ("GIS") software operating services, as well as the sale of computer hardware and software, and the provision of Certificate Authority, or CA, an application platform and e-Government solution technology. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Development Technology (Shenzhen) Co., Ltd ("ISDT"), and Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom Technology"), and through the Company’s variable interest entity ("VIE"), iASPEC Software Co., Ltd ("iASPEC").

The accompanying financial statements, as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2007. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2008, results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Agreement and Plan of Merger

On April 2, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with China Information Security Technology, Inc. ("CIST"), a Nevada corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company agreed to merge with and into CIST, with CIST being the surviving entity (the "Reincorporation Merger"). The Reincorporation Merger became effective on April 7, 2008 (the "Effective Time").

Pursuant to the terms of the Merger Agreement, (i) the Company merged into CIST, with CIST being the surviving corporation, and the Company thereby changed its name to China Information Security Technology, Inc.; (ii) from and after the Effective Time, CIST possesses all of the rights, privileges, powers, and franchises of the Company, and the Company's debts and liabilities became the debts and liabilities of CIST; (iii) the Company's existing Board of Directors and officers became the Board of Directors and officers of CIST; and (iv) the Articles of Incorporation and Bylaws of CIST now govern the Surviving Corporation.

The Reincorporation Merger did not result in any change in headquarters, business, jobs, management, location of any offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation Merger, which are immaterial). Management, including all directors and officers, remain the same in connection with the Reincorporation Merger.

As a result of the Reincorporation Merger, each outstanding share of the Company's common stock, par value $0.01 per share, was automatically converted into one share of CIST's common stock, par value $0.01 per share.

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Business Turnkey Agreement

On October 9, 2006, IST, entered into a Business Turnkey Agreement, as amended (the "Turnkey Agreement") with iASPEC, a PRC company controlled by Mr. Lin, the Company’s Chairman and Chief Executive Officer. iASPEC is a software development company that provides public security information technology, Police-Use Geographic Information Systems ("PGIS") and Civil-Use Geographic Information Systems ("CGIS") operating services to government and private customers in the PRC. Under the Turnkey Agreement, IST was to pay an annual fee of $180,000 to iASPEC and was to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenue from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to IST under the Turnkey Agreement.

Effective July 1, 2007, IST, iASPEC and iASPEC’s shareholders terminated the Turnkey Agreement and replaced it with a Management Service Agreement ("MSA").

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

Under the MSA, IST receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA, and iASPEC is permitted to retain $180,000 per year out of the net received profits. The MSA also provides that IST may advance to iASPEC, at its sole discretion, amounts to be credited against IST’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by IST. The parties to the MSA also agreed to the calculation of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006 to June 30, 2007, when iASPEC commenced its contractual relationship with IST, through the date of the MSA. The calculated true-up amount was paid by iASPEC to IST in 2007.

In connection with the MSA, IST also entered into an immediately exercisable purchase option agreement ("Option Agreement") with iASPEC and its shareholders, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders for $1,800,000 in the aggregate. The option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.

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

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46R, "Consolidation and Variable Interest Entities" ("VIEs"), ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a VIE of the Company and iASPEC’s results are consolidated in the Company’s financial statements. While the Company has held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have given the Company control over the business and operations of iASPEC, and the Company became the primary beneficiary of iASPEC. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

2. VARIABLE INTEREST ENTITY

During the three months ended March 31, 2008, all but $45,000 of iASPEC’s net income was allocated to the Company. The $45,000 was attributed to the minority interest in the Consolidated Statements of Income and Comprehensive Income, resulting in minority interest of $10,105,657 as of March 31, 2008.

As of March 31, 2008, the consolidation of iASPEC resulted in an increase in assets of approximately $13,526,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $3,420,000, and an increase in minority interest of $10,106,000, and an increase in net income of approximately $2,496,000 for the three months ended March 31, 2008.

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

4. BUSINESS ACQUISITION

On February 1, 2008, the Company and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, acquired 100% of the equity interests of Bocom Multimedia Display Co., Ltd, a Hong Kong company ("Bocom Multimedia"), and its wholly-owned Chinese subsidiary, Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom Technology"), for approximately $18,044,000. Approximately $9,044,000 of the purchase price had been paid in cash as a deposit for a business acquisition in 2007 and the balance of the purchase price of $9,000,000 which is included in acquisition consideration payable at March 31, 2008, was paid on April 1, 2008 through the issuance of 1,125,000 shares of the Company’s common stock.

Under the terms of the acquisition agreement, 300,000 shares of the Company’s common stock are to be returned if Bocom Technology does not meet certain net income targets in 2008, and an additional 300,000 shares are to be returned if Bocom Technology does not meet certain net income targets in 2009.

Bocom Technology is a leading provider of advanced multimedia display and control technology, and the products have been widely applied in the fields of public security, communication and multimedia in China. The acquisition enhances the Company’s PGIS product line by providing full turnkey solutions to customers.

4. BUSINESS ACQUISITION (CONTINUED)

The following represents the preliminary purchase price allocation at the date of the acquisition:

Cash and cash equivalents	$713,793
Accounts receivable	2,851,883
Advances to suppliers	475,120
Inventory	1,332,661
Other current assets	431,912
Property and equipment	49,611
Intangible assets	4,207,282
Goodwill	11,547,528
Current liabilities	(3,565,363)

Total purchase price	$18,044,427

The operating results of Bocom Technology have been included in the condensed consolidated financial statements from February 1, 2008, the acquisition date. Intangible assets include technology and a trademark with estimated useful lives of 10 and 20 years respectively. Goodwill is not expected to be deductible for tax purposes. The following tables show supplemental information of the results of operations on an unaudited pro forma basis for the three months ended March 31, 2008 and 2007, as if the acquisition of Bocom Technology had been completed at the beginning of the respective periods.

For the three months ended March 31, 2008
Pro
Forma

Revenue	$14,432,919

Income from operations	$3,591,611

Net income	$3,435,870

Weighted Average Number of Shares
Basic	46,764,396
Diluted	47,103,657

Earnings per share
Basic	$0.07
Diluted	$0.07

For the three months ended March 31, 2007
Pro
Forma

Revenue	$3,363,338

Income from operations	$2,283,933

Net income	$1,936,089

Weighted Average Number of Shares
Basic	37,571,205
Diluted	37,885,592

Earnings per share
Basic	$0.05
Diluted	$0.05

5. INVESTMENT IN MARKETABLE SECURITIES

On November 9, 2007, the Company invested in three equity-linked notes ("ELNs"), for HKD176,814,000 (approximately $22,654,000). The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Mr. Lin provided a guarantee ("Lin Guarantee") against any losses sustained as a result of the Company’s investment in the ELNs.

On December 28, 2007, the maturity date of the ELNs, one of the ELNs was redeemed by the issuer for cash of HKD60,000,000 (approximately $7,687,000) and with a gain of HKD906,000 (approximately $116,000). The other two ELNs were redeemed by the issuer’s surrender of the underlying equity securities to the Company. On March 25, 2008, when the Company sold the remaining equity securities, the market value of the underlying securities was HKD85,009,123 (approximately $10,897,000). To honor the Lin Guarantee, Mr. Lin paid the Company approximately $4,080,000. As a result, the Company recorded no gain or loss on the investments in the ELNs. Mr. Lin paid the Lin Guarantee from the proceeds of a private sale to certain accredited investors, of 1,070,000 shares of the Company’s common stock owned by him. Mr. Lin will not receive any shares of the Company's common stock, other security or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against the Company for any such shares, securities or other consideration in the future. In connection with this private sale transaction, the Company entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, the Company agreed to register within a predefined period, shares of its common stock transferred to them by Mr. Lin. There are no liquidated damages associated with the Company’s failure to timely register these shares. Although the Company has not suffered any losses on the investment by the Company in the ELNs, the investment in the ELNs could result in a claim being alleged against the Company.

6. ACCOUNTS RECEIVABLE

As of March 31, 2008, the Company’s top five customers accounted for 35.9% of accounts receivable, two of which accounted for 12.1% and 11.1% respectively. No other customer accounted for greater than 10% of accounts receivable at March 31, 2008. As of December 31, 2007, the Company’s top five customers accounted for 40.5% of accounts receivable, two of which accounted for 20% and 10% respectively. No other customer accounted for greater than 10% of accounts receivable at December 31, 2007. The top five customers accounted for 24.7% and 49.2% of the revenue from third parties for the three months ended March 31, 2008 and 2007, respectively.

No customer accounted for greater than 10% of third parties revenue for the three months ended March 31, 2008. For the same period in 2007, three customers accounted for 14.9%, 11% and 10.2% of third parties revenue, respectively, and no other customers accounted for greater than 10% of third parties revenue.

7. RELATED PARTY BALANCES AND TRANSACTIONS

Revenue - related party

Effective July 1, 2007, when iASPEC became the Company’s VIE, the results of iASPEC’s operations have been consolidated. Prior to July 1, 2007, revenue earned from iASPEC under the Turnkey Agreement was recorded as related party revenue in the Company’s financial statements.

Amounts earned from iASPEC under the Turnkey Agreement during the three months ended March 31, 2007 were as follows:

Revenue, per contracts	$3,932,251

Cost of sales incurred by iASPEC	(1,771,527)
Expenses paid by iASPEC on behalf of IST	(341,901)
Net	$1,818,823

Fee payable to iASPEC under the Turnkey Agreement	$45,000

8. INVENTORIES

As of March 31, 2008 and December 31, 2007, inventories consist of:

	March 31, 2008	December 31, 2007

Raw materials	$36,034	$-
Work in process	1,104,561	-
Finished goods	105,785	402,940
Installations in process	5,705,000	4,376,990
Total	6,951,380	4,779,930

9. PROPERTY AND EQUIPMENT

As of March 31, 2008 and December 31, 2007, property and equipment consists of:

	March 31, 2008	December 31, 2007

Office equipment	$122,889	$116,299
Electronics equipment	8,646,094	8,237,963
Motor vehicles	743,603	566,375
Purchased software	3,256,314	3,126,357
Office building	5,237,230	5,027,304
Leasehold improvements	169,435	-
Total	18,175,565	17,074,298

Less: accumulated depreciation	(4,100,205)	(3,247,402)
	$14,075,360	$13,826,896

Depreciation expense for the three months ended March 31, 2008 and 2007 was $657,678 and $31,657, respectively.

10. INTANGIBLE ASSETS

As of March 31, 2008 and December 31, 2007, intangible assets consist of:

	March 31, 2008	December 31, 2007

Software development costs	$1,138,962	$983,270
Trademark	1,950,956	-
Technology	6,980,576	4,432,398
Total	10,070,494	5,415,668

Less: accumulated amortization	(765,220)	(521,271)
	$9,305,274	$4,894,397

Amortization expense for the three months ended March 31, 2008 and 2007 was $217,854 and $0, respectively.

Estimated future amortization of intangible assets as of March 31, 2008 is as follows:

2008 (remaining nine months)	$401,992
2009	636,261
2010	582,489
2011	482,640
2012	449,357
Thereafter	6,752,535
Total	$9,305,274

11. INCOME TAX EXPENSE

Pre-tax income for the three months ended March 31, 2008 and 2007 was taxable in the following jurisdictions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

PRC	$4,719,521	$2,497,104
Others	(888,796)	19,191

Income before taxes and minority interest	$3,830,725	$2,516,295

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

The reconciliation of income taxes expense for income tax computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

PRC federal statutory tax rate	18%	15%

Computed expected income tax expense	$849,514	$377,444
Tax exemption	(677,844)	-
Tax on non-deductible expenses	35,075	-

Income tax expense	$206,745	$377,444

IST, ISDT, iASPEC, and Bocom Technology are all governed by the Income Tax Laws of the PRC and are subject to the PRC enterprise income tax ("EIT") at 15% in 2007. The China Unified Corporate Income Tax Law (the "Unified Tax Law") was released on March 6, 2007 and became effective on January 1, 2008, resulting in an increase in the PRC federal statutory tax rate to 25%. The Unified Tax Law is to be phased in over five years. Companies that were subject to an income tax of 15% in 2007 will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. As a wholly-owned foreign investment enterprise, IST is entitled to enjoy a two-year tax exemption, followed by a 50% exemption for three years thereafter by PRC tax authorities beginning August 10, 2007 and retroactive to January 1, 2007. Under the Unified Tax Law, companies that were previously exempt from taxes or that had concessional rates are to retain their preferences until the original expiration date. The Unified Tax Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2008 and IST will continue to qualify for a 50% tax exemption for the three years thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007, and did not have any unrecognized tax benefits. There was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the three months ended March 31, 2008 and 2007.

12. STOCK-BASED COMPENSATION

Effective June 13, 2007, the Board of Directors of the Company adopted the China Information Security Technology, Inc. 2007 Equity Incentive Plan ("The Plan"). The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of the Company’s common stock may be issued pursuant to Awards granted under the Plan.

On November 30, 2007, the Company issued options to certain employees to purchase 490,000 shares of the Company’s common stock, with an exercise price of $9.48 per share, which options were to vest on December 5, 2008 and to expire on December 5, 2011.

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company’s common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they will be treated as a modification of the terms of the cancelled award in accordance with SFAS 123R. These newly granted shares are vested quarterly at 25% over one year after the grant.

The Company uses Black-Scholes option pricing model to measure the fair value of stock options granted. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Expected term represents the weighted average period of time that stock-based awards are expected to be outstanding, giving consideration to employees’ expected exercise and post-vesting employment termination behavior. Expected volatilities are based on historical volatilities of the Company’s ordinary shares. Risk-free interest rate is based on U.S. T-bill with maturity terms similar to the expected term on the stock-based awards. The Company does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

During the three months ended March 31, 2008, the Company recognized $383,965 of compensation expense related to the stock option and restricted stock plans. As of March 31, 2008, after the cancellation of the stock options, there is approximately $1,216,000 of unrecognized expense related to the grant of the non-vested shares. A summary of the status of the Company’s non-vested stock options and shares during the three months ended March 31, 2008 is presented as below:

		Per Share
Non-vested Options	Shares	Fair Value
Non-vested at January 1, 2008	490,000	$3.41
Cancelled and modified	(490,000)	3.94
Non-vested at March 31, 2008	-	$-

		Per Share
Non-vested Shares	Shares	Fair Value
Non-vested at January 1, 2008	-	$-
Granted and non-vested at March 31, 2008	400,000	$4.30

13. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial statements of IST, ISDT, iASPEC and Bocom Technology are measured using the local currency (Chinese Renminbi Yuan) as the functional currency. The assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and the results of operations of are translated at the average exchange rates during the period. Translation adjustments are included in comprehensive income in the accompanying statements of income and comprehensive income. During the three months ended March 31, 2008 and 2007, the Company recorded translation gains of $2,342,821 and $11,318, respectively, as a component of accumulated other comprehensive income.

14. COMMITMENTS AND CONTINGENCIES

The Company’s subsidiaries, ISDT and Bocom Technology lease offices and factory space in Shenzhen and Dongguan in the PRC under three lease agreements that will expire in May 2008, September 2008 and October 2010, respectively. Rental expense for the three months ended March 31, 2008 and 2007 was approximately $56,000 and $12,000, respectively.

Future minimum lease payments under these lease agreements as of March 31, 2008 are as follows:

Year ending December 31,	Lease payments

2008 (remaining nine months)	$141,100
2009	144,800
2010	68,900

Total	$354,800

15. SUBSEQUENT EVENTS

(a) Acquisition of Wuhan Wuda Geoinformatics Co., Ltd.

On February 15, 2008, the Company approved iASPEC’s entry into a share purchase and increased capital agreement (the "Purchase Agreement of Geo"), dated as of February 16, 2008, for the purchase of approximately 57% of Wuhan Wuda Geoinformatics Co., Ltd. ("Geo"), a leading provider of GIS software products and integrated solutions in China, for RMB49,500,000 (approximately $7,049,000).

As of March 31, 2008, included in deposit for business acquisition was $7,049,000 in connection with the acquisition, which was completed on April 1, 2008.

(b) iASPEC’s establishment of two new subsidiaries

On April 11, 2008, iASPEC established two subsidiaries in Shenzhen, PRC: Shenzhen iASPEC Information Security Technology Co., Ltd. and Shenzhen iASPEC Intelligent System Co., Ltd., each with a registered paid-in capital of RMB5,000,000 (approximately $712,000). The two new subsidiaries are to be engaged in the provision of computer networks and intelligence control and security surveillance systems, as well as in the sale of computer hardware and software.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

  "CIST", "we," "us," or "our" and the "Company" are references to the combined business of China Information Security Technology, Inc. (formerly, China Public Security Technology, Inc.) and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries: Information Security Technology (PRC) Co., Ltd., a PRC company or IST; Public Security Technology (China) Co., Ltd., a Hong Kong company; Fortune Fame International Investment Limited, a Hong Kong company, or Fortune Fame, and its wholly-owned subsidiary, Information Security Development Technology (Shenzhen) Co., Ltd., a PRC company, or ISDT; Bocom Multimedia Display Co., Ltd., a Hong Kong company, or Bocom Multimedia, and its operating PRC subsidiary, Shenzhen Bocom Multimedia Display Technology Co., Ltd., or Bocom Technology; and iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary Wuhan Wuda Geoinformatics Co., Ltd., or Geo.

  "China" and "PRC" are references to the People’s Republic of China and references to "Hong Kong" are to the Hong Kong Special Administrative Region of China;

  "RMB" are to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States; and

  "Securities Act" means the Securities Act of 1933, as amended, and "Exchange Act" means the Securities Exchange Act of 1934, as amended.

Use of Non-GAAP Financial Measures

We use financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, in section of "Management’s Discussion and Analysis of Financial Condition and Results of Operation." All of the non-GAAP financial measures used by us in this Report relate to the inclusion of financial information of iASPEC. Effective as of July 1, 2007, iASPEC became our variable interest entity, or VIE, whose operating results began to be reflected in the financial data starting from July1, 2007. Therefore, the accompanying financial data for the three months ended March 31, 2008, reflect the operating results of CIST, its subsidiaries and its VIE, while the financial data for the three months ended March 31, 2007 only reflects the operating results of CIST and its subsidiaries. We have provided non-GAAP financial measures through the reallocation of net related party revenue from iASPEC before it became a consolidated entity, which is not in accordance with US GAAP. The reconciliation of non-GAAP financial measures to the most directly comparable GAAP measure is provided in the aforementioned sections where non-GAAP financial measures are present in this Report and a table reconciling such GAAP and non-GAAP financial measure accounts is shown under the caption "Operating Results" within "Managements Discussion and Analysis of Financial Condition and Results of Operation". Non-GAAP financial measures that do not appear under "Operating Results" are indicated with an "*". Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP financial measures would be misleading to investors and would not reflect the substance of our performance.

Overview

We are a holding company that only operates through our PRC mainland subsidiaries, IST, ISDT, Bocom Technology and our VIE, iASPEC. Through the subcontracting services provided for in our Management Services Agreement with iASPEC, we are a provider of integrated solutions for the information security sector in China, specializing in providing information security technology and 3S(Geographic Information System - GIS, Remote Sensing - RS and Global Positioning System - GPS) services. Our customers are mostly public sector entities that use our products and services to improve the service quality and management level of civil and medical emergencies, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important government departments in China, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Shenzhen City Public Security Bureau, the Guangdong Province Department of Public Security, the Chongqing Municipality Public Security Bureau, the Macao Police Bureau, the Surveying and Mapping Bureau of Inner Mongolia, the Urban Planning and Land Resource of Shenyang City, and etc. In the future, we expect to continually expand our market and product offerings in the public sectors and other sectors, through active industry consolidation and technical capabilities reinforcing.

Recent Developments

Acquisition of Geo

On February 15, 2008, we approved iASPEC’s entry into: (i) a share purchase and increased capital agreement with Wuhan Wuda Venture Capital Co., Ltd., or Wuhan Venture, Song Ai Hong, or Song, and Geo, for the purchase of 46% of Geo and for the injection of additional capital in Geo; and (ii) a share purchase agreement with Li Wei, or Li, for the purchase of 2.4% of Geo for an aggregate purchase price of RMB49,500,000 (approximately $7,049,000). On April 1, 2008, iASPEC, Wuhan Venture, Song and Geo consummated the transactions contemplated by the purchase agreement. Pursuant to the purchase agreement, iASPEC had paid to Wuhan Venture RMB24,700,000 (approximately $3,517,000) of the purchase price in cash, and iASPEC has (i) paid in the remaining RMB10,000,000 (approximately $1,424,000) capital contribution to Geo owed by Song, and (ii) deposited into a provisional account an additional capital contribution of RMB10,000,000 (approximately $1,424,000) to be held for the benefit of and delivered to Wuhan, upon the approval of an application to increase Geo’s registered capital. On April 1, 2008, iASPEC and Li also consummated the transactions contemplated by the agreement with Li. Pursuant to the agreement, iASPEC paid RMB4,800,000 (approximately $684,000) of the purchase price to Li. After giving effect to the transactions contemplated by the purchase agreement and the agreement with Li, iASPEC has become the holder of 57% of the total equity interests of Geo.

Reincorporation

On April 2, 2008, we entered into an Agreement and Plan of Merger with China Information Security Technology, Inc., or CIST, a Nevada corporation and our wholly-owned subsidiary. Pursuant to the merger agreement, we agreed to merge with and into CIST, with CIST being the surviving entity. The merger became effective on April 7, 2008. As a result, our name is now China Information Security Technology, Inc., a Nevada corporation, and our ticker symbol has been changed to CIFS.OB.

Establishment of Board Committees

On April 8, 2008, the Board of Directors of the Company established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee and appointed the Company's independent directors, Yun Sen Huang, Qiang Lin, and Sean Shao to each committee. Mr. Shao was appointed as the Chair of the Audit Committee, Mr. Huang was appointed as the Chair of the Compensation Committee and Mr. Lin was appointed as the Chair of the Governance and Nominating Committee. The Board of Directors of the Company also determined that Mr. Shao possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and that he is an "audit committee financial expert" as defined by the rules and regulations of the Securities and Exchange Commission.

Overview of Business Operations in the First Fiscal Quarter of 2008

We generate revenue through software development, systems integration, product sales and provision of related support services. Our revenue during the fiscal quarter ended March 31,2008, reflect the expansion of our operations to include the operations of ISDT and Bocom Technology. The total value of our backlog of contracts is now estimated to be approximately $21.28 million, which consists of $15.53 million relating to uncompleted contracts as of March 31, 2008, and $5.75 million relating to newly signed, but not yet implemented contracts.

We also continue to generate revenue through the provision of our services to iASPEC customers pursuant to our Management Service Agreement, or MSA with iASPEC. During the fiscal quarter ended March 31, 2008, $7,064,468 of our revenue was derived in connection with the MSA.

First Quarter of 2008 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2008, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended March 31, 2008:

  Revenue: Revenue increased $9.3 million, or 180%, to $14.4 million for the three months ended March 31, 2008, from $5.1 million* for the same period in 2007.

  Income from operations: Income from operations increased $1.2 million, or 50%, to $3.7 million for the three months ended March 31, 2008, from $2.5 million* for the same period in 2007.

  Net income: Net income increased $1.5 million, or 67%, to $3.6 million for the three months ended March 31, 2008, from $2.1 million* for the same period in 2007.

  Fully diluted net income per share: Fully diluted net income per share was $0.08 for the three months ended March 31, 2008, as compared to $0.06 for the same period in 2007.

Our net income, as reported in our result of operations for the three months ended March 31, 2008 and 2007, was approximately $3.6 million and $2.1 million*, respectively. For the three months ended March 31, 2008, our net income was impacted by stock-based compensation cost recognized pursuant to SFAS 123 (R), while there was no stock-based compensation in the same period in 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of stock-based compensation on our net income and net income per share.

The following table represents the impact of our stock-based compensation cost for the three months ended March 31, 2008:

	Three Months
	Ended	Basic	Diluted
	March 31, 2008	EPS	EPS

Net income	$3,578,980	$0.08	$0.08
Stock-based compensation ("SBC")	383,965	0.01	0.01
Net income (without SBC)	$3,962,945	$0.09	$0.09

Weighted average number of shares		45,985,550	46,720,415

*see explanation on page 14

Operating Results

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended March 31, 2008 reflect the operating results of the Company, its subsidiaries, and its VIE, iASPEC, while the financial data for the same period in 2007 reflect the operating results of the Company and its subsidiaries. The non-GAAP financial data for the three months ended March 31, 2007 reallocates related party revenue from iASPEC.

For the Three- Month Periods Ended March 31, 2008 and 2007 (Unaudited)
				NON-GAAP
	THREE MONTHS	THREE MONTHS	REALLOCATION	THREE MONTHS
	ENDED	ENDED	OF	ENDED
	MARCH 31,	MARCH 31,	RELATED PARTY	MARCH 31,
	2008	2007	REVENUE	2007

REVENUE - THIRD PARTIES	$ 14,404,426	$ 1,213,318	$ 3,932,251	$ 5,145,569
REVENUE - RELATED PARTY	-	1,818,823	(1,818,823)	-
TOTAL REVENUE	14,404,426	3,032,141		5,145,569

COST OF REVENUE	(8,352,264)	(210,712)	(1,771,527)	(1,982,239)

GROSS PROFIT	6,052,162	2,821,429		3,163,330

ADMINISTRATIVE EXPENSES	(1,752,735)	(219,294)	(282,794)	(502,088)
RESEARCH AND DEVELOPMENT EXPENSES	(147,003)	-		-
FEE TO iASPEC UNDER THE TURNKEY AGREEMENT	-	(45,000)		(45,000)
SELLING EXPENSES	(417,703)	(68,669)	(59,107)	(127,776)

INCOME FROM OPERATIONS	3,734,721	2,488,466		2,488,466

OTHER INCOME, NET	69,401	7,525		7,525
INTEREST INCOME	26,603	20,304		20,304
MINORITY INTEREST	(45,000)	-		-
INCOME TAX EXPENSE	(206,745)	(377,444)		(377,444)

NET INCOME	$ 3,578,980	$ 2,138,851		$ 2,138,851

WEIGHTED AVERAGE NUMBER OF SHARES

BASIC	45,985,550	36,446,205		N/A
DILUTED	46,720,415	36,760,592		N/A

EARNINGS PER SHARE

BASIC	$ 0.08	$ 0.06		N/A
DILUTED	$ 0.08	$ 0.06		N/A

AS A PERCENTAGE OF REVENUE

			NON-GAAP
	THREE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED
	MARCH 31,	MARCH 31,	MARCH 31,
	2008	2007	2007

REVENUE - THIRD PARTIES	100%	40.0%	100%

REVENUE - RELATED PARTY	0.0%	60.0%	0.0%

COST OF REVENUE	58.0%	6.9%	38.5%

GROSS PROFIT	42.0%	93.1%	61.5%

ADMINISTRATIVE EXPENSES	12.2%	7.2%	9.8%

RESEARCH AND DEVELOPMENT EXPENSES	1.0%	0.0%	0.0%

FEE TO iASPEC UNDER THE TURNKEY AGREEMENT	0.0%	1.5%	0.9%

SELLING EXPENSES	2.9%	2.3%	2.5%

INCOME FROM OPERATIONS	25.9%	82.1%	48.4%

OTHER INCOME	0.5%	0.2%	0.1%

INTEREST INCOME	0.2%	0.7%	0.4%

MINORITY INTEREST	0.3%	0.0%	0.0%

INCOME TAX EXPENSE	1.4%	12.4%	7.3%

NET INCOME	24.8%	70.5%	41.6%

Revenue

For the three months ended March 31, 2008, revenue was $14.4 million, compared to $5.1 million for the same period in 2007, an increase of $9.3 million, or 180%. After ISDT and Bocom Technology became our wholly-owned subsidiaries, we consolidated the financial results of these companies starting from November 1, 2007 and February 1, 2008, which contributed $3.0 million and $0.8 million, respectively to our revenue for the three months ended March 31, 2008. Our expansion in the market, the development of our new product lines and our procurement of several large-scale systems integration projects also contributed this increase, as well as our expansion to markets outside Shenzhen City and our newly signed contracts with fourteen provinces and provincial cities in China.

Cost of Revenue

Our cost of revenue increased $6.4 million, or 321%, to $8.4 million, for the three months ended March 31, 2008, from $2.0 million for the same period in 2007. The consolidation of ISDT and Bocom Technology contributed $2.0 million and $0.4 million respectively to the increase in the cost of revenue. The increase was generally in line with the revenue increase. As a percentage of revenue, our cost of revenue was 58% for the three months ended March 31, 2008, as compared to 38.5% for the same period in 2007. During the first quarter of 2008, revenue from large-scale systems integration projects, such as large-scale hardware projects, comprised a higher proportion of total revenue. The cost of hardware is greater for procured hardware used in these large-scale projects, which lead to an increase in our cost of revenue.

Gross Profit

For the three months ended March 31, 2008, our gross profit increased to $6.1 million from $3.2 million for the same period in 2007, a $2.9 million, or 91% increase. For the three months ended March 31, 2008, our gross profit as a percentage of revenue decreased to 42%, from 61.5% for the same period in 2007. This 19.5% decrease in gross profit was due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. For the three months ended March 31, 2008, our administrative expenses increased to $1.8 million, from $0.5 million for the three months ended March 31, 2007, a $1.3 million, or 249% increase, from period to period. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs such as salary, office operation expenses and legal and audit fees due to the expansion of our operations. In addition, $0.4 million of stock-based compensation was charged to administrative expenses in connection with our 2007 Equity Incentive Plan. As a percentage of revenue, administrative expenses increased to 12.2% for the three months ended March 31, 2008, from 9.8% for the same period in 2007. We believe such increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. Research and development expenses were $0.15 million for the three months ended March 31, 2008, while we had no research and development expenses for the same period in 2007. The expenses address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

For the three months ended March 31, 2008, our selling expenses increased to $0.4 million, from $0.1 million for the same period in 2007, a $0.3 million, or 227% increase, from period to period. The consolidation of Bocom Technology starting from February 1, 2008, contributed $0.13 million of this increase. As a percentage of revenue, our selling expense for the three months ended March 31, 2008 and 2007 remained stable, mainly due to management’s implementation of more stringent cost controls.

Income from Operations

Income from operations increased $1.2 million, or 50%, to $3.7 million for the three months ended March 31, 2008, from $2.5 million for the same period in 2007. Income from operations as a percentage of revenue decreased to 25.9% during the three months ended March 31, 2008, from 48.4% for the same period in 2007. The decrease was due to higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects, and the increase in expenses due to our expansion in operations described above.

Minority Interest

Minority Interest represents the $45,000 fee retained by iASPEC for the three months ended March 31, 2008 under the MSA.

Income Tax Expense

Our subsidiaries, IST, ISDT and Bocom Technology, and our VIE, iASPEC are subject to the PRC EIT at a rate of 18% of assessable profits in 2008. In addition, IST is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 50% tax exemption for the next three years. Income tax expense for the three months ended March 31, 2008 was $0.2 million. For the same period in 2007, we accrued $0.4 million of income tax expense for IST before we were granted the EIT exemption by PRC tax authorities on August 10, 2007, retroactive to as of January 1, 2007.

Net Income

As a result of the factors described above, net income increased $1.5 million, or 67%, to $3.6 million during the three months ended March 31, 2008, from $2.1 million for the same period in 2007.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2008, we had cash and cash equivalents of $23,624,772.

On February 15, 2008, our Board of Directors approved our VIE, iASPEC’s entry into a share purchase and increased capital agreement, dated as of February 16, 2008, for the purchase of approximately 57% of Geo for RMB49,500,000 (approximately $7,049,000), which is reflected in deposit for business acquisition in our condensed consolidated financial statements at March 31, 2008.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

The following table provides the statements of net cash flows for the three months ended March 31, 2008 compared to March 31, 2007 (Unaudited):

Cash Flows

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31,	MARCH 31,
	2008	2007

Net Cash Used in Operating Activities	$ (4,914,136)	$ (4,684,091)

Net Cash Provided by (Used in) Investing Activities	8,366,762	(3,815,710)

Net Cash Provided by Financing Activities	-	13,111,211

Net Increase in Cash and Cash Equivalents	3,452,626	4,611,410

Effect of Exchange Rate Change on Cash	416,964	10,962

Cash and Cash Equivalents, Beginning	19,755,182	172,316

Cash and Cash Equivalents, Ending	23,624,772	4,794,688

Operating Activities

For the three months ended March 31, 2008 and 2007, net cash used in our operating activities was $4.9 million and $4.7 million, respectively. The increase in cash used in operating activities during the three months ended March 31, 2008 was mainly due to the increase in accounts receivable and advances to suppliers as a result of the steady growth of our business operations.

Investing Activities

For the three months ended March 31, 2008, net cash provided by investing activities was $7.7 million (excluding the $0.7 million of cash acquired from Bocom Technology), which is an increase of $11.5 million, from $3.8 million net cash used in investing activities for the same period in 2007. The increase in cash provided by investing activities during the three months ended March 31, 2008 was mainly due to the 15.0 million in cash collected from the sale of our investment in marketable securities and from the honor of a guarantee by our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin in connection with this investment, offset by the deposit of $6.9 million in connection with the acquisition for Geo.

On November 9, 2007, we invested in three equity-linked notes, or ELNs, for HKD176,814,000 (approximately $22,654,000). The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin, provided a guarantee against any losses sustained as a result of the our investment in the ELNs. On December 28, 2007, the maturity date of the ELNs, one of the ELNs was redeemed by the issuer for cash of HKD 60,000,000 (approximately $7,687,000) and with a gain of HKD906,000 (approximately $116,000). The other two ELNs were redeemed by the issuer’s surrender of the underlying equity securities to us. On March 25, 2008, when we sold the remaining equity securities, the market value of the underlying securities was HKD85,009,123 (approximately $10,897,000). To honor his guarantee, on March 28, 2008, Mr. Lin consummated a private sale to certain accredited investors of 1,070,000 restricted shares of our Common Stock owned by him, for an aggregate purchase price of $4.28 million, or $4.00 per share, and delivered the proceeds from the sale of his shares to us. Mr. Lin will not receive any shares of our common stock, other security or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future. In connection with this private sale transaction, we entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, we agreed to register within a predefined period, shares of its common stock transferred to them by Mr. Lin. There are no liquidated damages associated with the failure to timely register these shares.

As a result of Mr. Lin’s actions, the transactions did not have any impact on our operating results or financial condition for the first fiscal quarter of 2008 and will not have such impact for the remainder of fiscal year 2008. All of our cash is currently invested in interest bearing bank accounts. In addition, management and our Board of Directors have reviewed our cash management practices and have now put in place strict controls to ensure that going forward, our cash will only be invested in straight interest bearing instruments that ensure the liquidity of these funds and the preservation of capital.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 and 2007 are $0 million and $13.1, respectively. For the three months ended March 31, 2007, net cash provided by financing activities was mainly attributable to the net proceeds of $13.3 million raised in the private placement with Pinnacle during January and February 2007. No financing activity occurred during the first quarter of 2008.

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

In connection with the MSA, IST also entered into an Option Agreement with iASPEC and its shareholders, effective as of July 1, 2007, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders. However, according to the Option Agreement, the option may not be exercised by IST if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated. Under the terms of the Option Agreement, the option is immediately exercisable at an exercise price of $1,800,000 in the aggregate, subject to regulatory approval. In addition, iASPEC and the iASPEC shareholders agreed to use their best efforts to acquire all necessary government approvals and other consents to complete a share purchase under the Option Agreement. The Option Agreement may be rescinded by the Company upon 30days’ notice and will terminate on the date that the Company purchases all remaining shares or assets of the Company pursuant to the terms of the Option Agreement. If any of the parties breaches the Option Agreement and fails to remedy the breach, the breaching party will pay a penalty of RMB5,000,000 (approximately $712,000) to the non-breaching party or parties, and compensate the non-breaching party or parties for any losses caused by the breach. For more details regarding the MSA and Option Agreement, see our Report on Form 8-K filed with the SEC on August 6, 2007.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

Other than those set forth in our Form 10-K for the fiscal year ended December 31, 2007, we have not adopted any recent accounting pronouncements that we expect to have a material impact on our operating results or on our financial position upon adoption.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Mr. Zhaoyang Chen, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Management conducted its evaluation of disclosure controls and procedures and determined that as of March 31, 2008, and as of the date of this Report, our disclosure controls and procedures were effective.

We have excluded our subsidiary, Bocom Technology, from this assessment because our acquisition of Bocom Technology was completed in February 2008 and it was not possible for management to conduct an assessment of Bocom Technology’s disclosure controls and procedures in the period between the date the combination was completed and the date of management's assessment. Bocom Technology is now our wholly-owned subsidiary and its financial statements are consolidated with our financial statements. For the three months ended March 31, 2008, Bocom Technology contributed 17% of our total assets, 5% of our revenues, and 7% of our net income reported in our consolidated financial statements for the period.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

During management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified that, as of that date, there was a significant deficiency, or a combination of deficiencies, in our internal control over financial reporting resulting from our lack of an Audit Committee to oversee the effectiveness of the internal control system. An effective Board of Directors and Audit Committee and other corporate governance functions play an extremely important oversight role in the internal control system of a company. If there is no such function or if the function does not operate comprehensively and proactively, there is a reasonable possibility that significant internal control deficiencies cannot be detected or prevented.

We believe that our failure to have sufficient board or committee level oversight has affected our cash management policies and procedures and exposed us to potential concerns and risks specifically related to our investment in ELNs. See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Investing Activities. We have taken measures to remediate this deficiency:

(i) We recruited Mr. Sean Shao, a qualified person, who is an experienced auditor in the application of US GAAP and a former chief financial officer, to serve as one of our Independent Directors and as the Chair of our new Audit Committee.

(ii) On April 8, 2008, our Board of Directors established an Audit Committee consisting of Mr. Shao, Mr. Qiang Lin and Mr. Yun Sen Huang, each of whom is "independent" as that term is defined under the Nasdaq Marketplace Rules. Our new Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company and Mr. Shao serves as our Audit Committee financial expert as that term is defined by the applicable SEC rules as well as the Audit Committee Chair. Our Audit Committee is responsible for, among other things:

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

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

  such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time;

  meeting separately and periodically with management and our internal and independent auditors; and

  reporting regularly to the full Board of Directors.

These functions were previously being performed by the Board of Directors, however, we believe that an independent audit committee performing these functions will remediate the significant deficiency identified above. We will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended March 31, 2008 to contain a material misstatement.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and its property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: May 13, 2008	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: May 13, 2008	/s/ Zhaoyang Chen
Zhaoyang Chen
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