Form 10-Q
period 2008-06-30
China Information Security Technology, Inc.
filed 2008-08-12
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	47,162,404

Transitional Small Business Disclosure Format (check one):

Yes  ☐                        No  ☒

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	NOTES	JUNE 30,	DECEMBER 31,
		2008	2007
		(UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents		$19,996,344	$19,755,182
Short-term investments	5	5,820,891	14,966,752
Accounts receivable	6	29,598,697	11,721,306
Advances to suppliers		2,267,122	1,791,440
Inventories	8	10,033,264	4,779,930
Other receivables		2,161,116	974,475
TOTAL CURRENT ASSETS		69,877,434	53,989,085

Deposit for business acquisition		-	8,989,022
Long-term investment	9	2,983,206	-
Property and equipment	10	23,554,537	13,826,896
Intangible assets	11	11,402,798	4,894,397
Goodwill	4	21,075,627	7,154,395

TOTAL ASSETS		$128,893,602	$88,853,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Short-term loan	12	$727,611	-
Accounts payable		10,782,171	$3,079,304
Advances payable		1,332,893	394,383
Tax payable		1,042,042	326,026
Amount due to related parties		554,546	-
Other payables and accrued expenses		1,838,880	987,483
TOTAL CURRENT LIABILITIES		16,278,143	4,787,196

MINORITY INTEREST		14,001,871	10,060,657

STOCKHOLDERS' EQUITY

Common stock, par $0.01;
Authorized capital, 75,000,000 shares;
Shares issued and outstanding (June 30, 2008: 47,162,404 and December 31, 2007: 45,639,396)	14	206,121	190,891
Additional paid-in capital	14	67,100,252	57,421,150
Reserve		1,755,552	1,755,552
Retained earnings		23,799,872	13,170,549
Accumulated other comprehensive income		5,751,791	1,467,800
TOTAL STOCKHOLDERS' EQUITY		98,613,588	74,005,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$128,893,602	$88,853,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

		THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	NOTES	2008	2007	2008	2007

Revenue - third parties		$24,710,743	$1,750,162	$39,115,169	$2,963,480
Revenue – related party	7	-	3,657,433	-	5,476,256

TOTAL REVENUE		24,710,743	5,407,595	39,115,169	8,439,736

Cost of revenue		(13,569,305)	(597,831)	(21,342,721)	(808,543)

GROSS PROFIT		11,141,438	4,809,764	17,772,448	7,631,193

Administrative expenses		(2,323,421)	(370,218)	(4,076,156)	(589,512)
R&D expenses		(503,622)	(74,048)	(1,229,473)	(74,048)
Management fee	7	-	(45,000)	-	(90,000)
Selling expenses		(642,349)	(175,132)	(1,060,052)	(243,801)

INCOME FROM OPERATIONS		7,672,046	4,145,366	11,406,767	6,633,832

Other income, net		41,698	20,267	111,099	27,792
Interest income		23,385	16,077	49,988	36,381

INCOME BEFORE TAXES AND MINORITY INTEREST		7,737,129	4,181,710	11,567,854	6,698,005

Minority interest		(364,906)	-	(409,906)	-
Income tax	13	(321,880)	377,444	(528,625)	-

NET INCOME		7,050,343	4,559,154	10,629,323	6,698,005

Foreign currency translation gain	15	1,941,170	327,345	4,283,991	338,663

COMPREHENSIVE INCOME		$8,991,513	$4,886,499	$14,913,314	$7,036,668

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic		45,738,420	39,418,720	45,611,286	37,766,363
Diluted		46,354,183	39,835,665	46,090,091	38,109,593

EARNINGS PER SHARE
Basic		$0.15	$0.12	$0.23	$0.18
Diluted		$0.15	$0.11	$0.23	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

						Accumulated
	Common stock		Additional			other
	par value $0.01		paid-in		Retained	comprehensive
	Shares	Amount	capital	Reserve	earnings	income	Total

Balance as at January 1, 2008	45,639,396	$ 190,891	$ 57,421,150	$ 1,755,552	$ 13,170,549	$ 1,467,800	$ 74,005,942

Common stock issued upon the cashless exercise of warrants (Note 14)	298,008	2,980	(2,980)	-	-	-	-
Common stock issued for acquisition of Bocom (Note 4)	1,125,000	11,250	8,988,750	-	-	-	9,000,000
Stock-based compensation (Note 14)	100,000	1,000	693,332	-	-	-	694,332
Net income for the period	-	-	-	-	10,629,323	-	10,629,323
Foreign currency translation gain	-	-	-	-	-	4,283,991	4,283,991

BALANCE AS AT JUNE 30, 2008	47,162,404	$ 206,121	$ 67,100,252	$ 1,755,552	$ 23,799,872	$ 5,751,791	$ 98,613,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2008	JUNE 30, 2007
OPERATING ACTIVITIES
Net income	$10,629,323	$6,698,005
Adjustments to reconcile net income to net cash provided from (used in) operations:
Depreciation	1,716,543	102,548
Amortization of intangible assets	512,177	-
Stock-based compensation	694,332	-
Minority interest	409,906	-
Gain on disposition of property and equipment	(31,840)	-

Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in inventories	(3,354,664)	-
Increase in accounts receivable	(12,297,321)	(225,893)
Increase in related parties receivable	-	(5,465,413)
Increase in prepaid expenses – related party	-	(4,632,036)
Decrease in other receivables	79,190	-
Increase in accounts payable	4,513,062	80,513
(Decrease) in advances payable	(1,899,266)	-
(Decrease) Increase in other payables and accrued expenses	(449,708)	391,887
Increase (Decrease) in tax payable	364,236	(38,367)

Net cash provided by (used in) operating activities	885,970	(3,088,756)

INVESTING ACTIVITIES
Cash acquired in Bocom acquisition (Note 4)	713,793	-
Cash acquired in Geo acquisition (Note 4)	2,443,677	-
Consideration paid for business acquisition of Geo (Note 4)	(6,998,811)	-
Short-term investments (Note 5)	(5,655,605)	-
Proceeds from sale of property and equipment	1,146,671	-
Advances to third parties	-	340,999
Amount due to director		(22,865)
Advances to related parties	-	(335,233)
Purchase of property and equipment	(7,644,057)	(5,092,775)
Capitalized and purchased software development costs	(162,788)	-
Proceeds from sale of marketable securities (Note 5)	14,966,752	-

Net cash used in investing activities	(1,190,368)	(5,109,874)

FINANCING ACTIVITIES
Borrowings under short-term loan (Note 12)	727,611	-
Repayment of bank loan (Note 12).	(1,086,312)	-
Advances repaid to a third party company	-	(205,984)
Proceeds from first private placement	-	13,311,211

Net cash (used in) provided by financing activities	(358,701)	13,105,227

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(663,099)	4,906,597
EFFECT OF EXCHANGE RATE CHANGES ON CASH	904,261	309,802
CASH AND CASH EQUIVALENTS, BEGINNING	19,755,182	172,316
CASH AND CASH EQUIVALENTS, ENDING	$19,996,344	$5,388,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 THREE MONTHS ENDED JUNE 30, 2008 AND 2007

 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology Inc., and its subsidiaries, (the “Company”) is a provider of integrated solutions for the public security sector in the People's Republic of China (“PRC”), specializing in providing public security information technology and Geographic Information Systems (“GIS”) software operating services, as well as the sale of computer hardware and software, and the provision of Certificate Authority, or CA, an application platform and e-Government solution technology. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd (“IST”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ISS,” and Shenzhen Bocom Multimedia Display Technology Co., Ltd (“Bocom Technology”), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co, Ltd (“iASPEC”), and its subsidiary, Wuda Geoinformatics Co., Ltd (“Geo”).

The accompanying financial statements, as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2007. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2008, results of operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been made. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Agreement and Plan of Merger

On April 2, 2008, China Public Security Technology (“CPST”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Information Security Technology, Inc. (“CIST”), a Nevada corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company agreed to merge with and into CIST, with CIST being the surviving entity (the “Reincorporation Merger”). The Reincorporation Merger became effective on April 7, 2008 (the “Effective Time”).

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

Business Turnkey Agreement

On October 9, 2006, IST, entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with iASPEC, a PRC company controlled by Mr. Lin, the Company’s Chairman and Chief Executive Officer. iASPEC is a software development company that provides public security information technology, Police-Use Geographic Information Systems (“PGIS”) and Civil-Use Geographic Information Systems (“CGIS”) operating services to government and private customers in the PRC. Under the Turnkey Agreement, IST was to pay an annual fee of $180,000 to iASPEC and was to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenue from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to IST under the Turnkey Agreement.

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective July 1, 2007, IST, iASPEC and iASPEC’s shareholders terminated the Turnkey Agreement and replaced it with a Management Service Agreement (“MSA”).

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation and Variable Interest Entities”  (“VIEs”), (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a VIE of the Company and iASPEC’s results are consolidated in the Company’s financial statements. While the Company has held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have given the Company control over the business and operations of iASPEC, and the Company became the primary beneficiary of iASPEC. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

2. VARIABLE INTEREST ENTITY

(a)    iASPEC

The Company is the primary beneficiary of iASPEC, pursuant to the MSA, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo as described in Note 4 Business Acquisitions, the Company effectively advanced RMB38 million (approximately $5.4 million) to iASPEC to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s majority shareholder, who, upon authority and direction of the board of directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

During the three and six months ended June 30, 2008, all but $45,000 and $90,000, respectively of iASPEC’s net income was allocated to the Company. The $45,000 and $90,000 was attributed to minority interest in the Consolidated Statements of Income and Comprehensive Income.

2. VARIABLE INTEREST ENTITY (CONTINUED）

The consolidation of iASPEC and its subsidiary, Geo, resulted in an increase in assets of approximately $27,372,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $7,266,000, an increase in Minority Interest of approximately $13,697,000 as of June 30, 2008, and an increase of net income of approximately $2,515,000 and $5,003,000 for the three and six months ended June 30, 2008, respectively.

(b)    Joint Venture Project on manufacturing and sales of LCD screens

In May 2008 , the Company’s wholly-owned subsidiary, IST, entered into a contractual joint venture agreement with Huipu Electronic (Shenzhen) Co., Ltd. to set up a joint venture project in manufacturing and sales of LCD screens. According to the contract, the Company will provide funds to the project for equipment acquisition, and the other parties will repay such equipment costs if certain revenue and income targets are not met.  This contractual arrangement resulted in a variable interest under FIN 46R, as the Company is the primary beneficiary of the project. Accordingly, the assets and liabilities and revenues and expenses of this joint venture have been included in the accompanying consolidated financial statements.

During the three months ended June 30, 2008, the joint venture’s net income was $272,956, of which $136,478 was allocated to the minority interest in the Consolidated Statements of Income and Comprehensive Income, resulting in minority interest of $136,478 as of June 30, 2008.

The consolidation of the joint venture project resulted in an increase in assets of approximately $2,417,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $2,140,000, an increase in Minority Interest of approximately $136,000, and an increase of net income of approximately $136,000 for the three months ended June 30, 2008.

(c)    Joint Venture Project on leasing LED screens

In May 2008, IST, entered into a contractual joint venture agreement with Lianchengwen Technology (Shenzhen) Co., Ltd. (“LTS”), to set up a joint venture project in leasing LED screens. According to the contract, the Company will provide funds to the project for equipment acquisition and LTS will repay such equipment costs if certain revenue and income targets are not met. This contractual arrangement resulted in a variable interest under FIN 46R, as the Company is the primary beneficiary of the project. Accordingly, the assets and liabilities and revenues and expenses of this joint venture have been included in the accompanying consolidated financial statements.

During the three months ended June 30, 2008, the joint venture’s net income was $327,792, of which $163,896 was allocated to the minority interest in the Consolidated Statements of Income and Comprehensive Income, resulting in minority interest of $163,896 as of June 30, 2008.

The consolidation of the joint venture project resulted in an increase in assets of approximately $3,031,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $2,699,000, an increase in Minority Interest of approximately $164,000, and an increase of net income of approximately $164,000 for the three months ended June 30, 2008.

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

4. BUSINESS ACQUISITION

On February 1, 2008, the Company and its wholly-owned subsidiary, China Public Security Holdings Limited, acquired 100% of the equity interests of Bocom Multimedia Display Co., Ltd, a Hong Kong company (“Bocom Multimedia”), which has been renamed to be Information Security International Investment and Development Limited, or “ISIID” ), and its wholly-owned Chinese subsidiary, Shenzhen Bocom Multimedia Display Technology Co., Ltd. (“Bocom Technology”), for approximately $18,044,000. Approximately $9,044,000 of the purchase price was paid in cash as a deposit for a business acquisition in 2007 and the balance of the purchase price of $9,000,000 was paid on April 1, 2008 through the issuance of 1,125,000 shares of the Company’s common stock.

Under the terms of the acquisition agreement, 300,000 shares of the Company’s common stock are to be returned if Bocom Technology does not meet certain net income targets in 2008, and an additional 300,000 shares are to be returned if Bocom Technology does not meet certain net income targets in 2009.

4. BUSINESS ACQUISITION (CONTINUED)

Bocom Technology is a leading provider of advanced multimedia display and control technology, and the products have been widely applied in the fields of public security, communication and multimedia in China. The acquisition enhances the Company’s Police Geographic Information System (“PGIS”) product line by providing full turnkey solutions to customers.

On February 15, 2008, the Company approved iASPEC’s entry into a share purchase and increased capital agreement (the “Purchase Agreement of Geo”), dated as of February 16, 2008, for the purchase of approximately 57% of Wuda Geoinformatics Co., Ltd. (“Geo”), a leading provider of GIS software products and integrated solutions in China, for RMB49,500,000 (approximately $7,049,000). On April 1, 2008, iASPEC’s acquisition of Geo was completed.

Geo is a leading provider of 3S (Geographic Information System “GIS”, Global Positioning System “GPS” and Remote Sensing “RS”) services in China, and specializing in the development, system integration, technical services, special data productions and professional consulting and supervision services related to 3S systems. Geo was granted a Level A Certificate of Surveying & Mapping, the highest qualification for providing the widest range of GIS services in China. The acquisition enhances the Company’s product lines by providing more integrated products and services to customers. Since Geo and iASPEC both maintain certain PRC certifications and qualifications, management determined that it was appropriate and necessary for iASPEC to effectuate the acquisition of Geo. Therefore, IST advanced RMB38,000,000 (approximately $5.4 million)  to iASPEC. iASPEC used the advance along with its working capital, to complete the Geo acquisition.

The following represents the preliminary purchase price allocation of Bocom Multimedia and Bocom Technology (collectively “Bocom”) and Geo based on their estimated fair values at the dates of acquisition.  The purchase price allocations are subject to refinement:

	Bocom	Geo	Total

Cash and cash equivalents	$713,793	$2,443,677	$3,157,470
Accounts receivable	2,851,883	1,146,794	3,998,677
Advances to suppliers	475,120	187,969	663,089
Inventory	1,332,661	91,075	1,423,736
Other current assets	431,912	708,283	1,140,195
Property and equipment	49,611	3,753,779	3,803,390
Other long-term assets		2,919,313	2,919,313
Goodwill	11,547,528	2,373,703	13,921,231
Intangible assets	4,207,282	2,050,639	6,257,921
Current liabilities	(3,565,363)	(5,099,126)	(8,664,489)
Minority interest	-	(3,527,033)	(3,527,033)

Total purchase price	$18,044,427	$7,049,073	$25,093,500

The operating results of Bocom have been included in the condensed consolidated financial statements from February 1, 2008, the acquisition date. Intangible assets include technology and a trademark with estimated useful lives of 10 and 20 years respectively. Goodwill is not expected to be deductible for tax purposes.

The operating results of Geo have been included in the condensed consolidated financial statements from the April 1, 2008 acquisition date. Intangible assets include software, trademarks and customer bases with estimated useful lives of 10, 20 and 5 years respectively.  Goodwill on the acquisition is not expected to be deductible for tax purposes.

The following tables show supplemental information of the results of operations on a pro forma basis for the three and six months ended June 30, 2007 and the six months ended June 30, 2008 as if the acquisitions of Bocom and Geo had been completed at the beginning of the respective periods. No proforma information for the three months ended June 30, 2008 is presented since the historical results of operations include results for both Bocom and Geo for the entire three-month period.

4. BUSINESS ACQUISITION (CONTINUED)

For three months ended June 30, 2007 (unaudited)
	Historical
				Pro Forma	Pro
	CIST	Bocom & Geo		Adjustments	Forma

Revenue	$5,407,595	$1,456,855	$		$6,864,450

Income (loss) from operations	$4,145,366	$(457,217)		$(83,791)	$3,604,358

Minority interest	$-	$-		$292,505	$292,505

Net income (loss)	$4,559,154	$(475,996)		$208,714	$4,291,872

Weighted Average Number of Shares Outstanding
Basic	39,418,720			1,125,000	40,543,720
Diluted	39,835,665			1,125,000	40,960,665

Earnings per share
Basic	$0.12				$0.11
Diluted	$0.11				$0.10

For six months ended June 30, 2008 (unaudited)
	Historical
				Pro Forma	Pro
	CIST	Bocom & Geo		Adjustments	Forma

Revenue	$39,115,169	$911,203	$		$40,026,372

Income (loss) from operations	$11,406,767	$(303,555)		$(71,403)	$11,031,809

Minority interest	$(409,906)	$-		$104,445	$(305,461)

Net income (loss)	$10,629,323	$(325,737)		$33,042	$10,336,628

Weighted Average Number of Shares Outstanding
Basic	45,611,286			689,917	46,301,203
Diluted	46,090,091			689,917	47,780,008

Earnings per share
Basic	$0.23				$0.22
Diluted	$0.23				$0.22

4. BUSINESS ACQUISITION (CONTINUED)

For six months ended June 30, 2007 (unaudited)	Historical
				Pro Forma	Pro
	CIST	Bocom & Geo		Adjustments	Forma

Revenue	$8,439,736	$2,662,442	$		$11,102,178

Income (loss) from operations	$6,633,832	$(1,239,365)		$(167,582)	$5,226,885

Minority interest	$-	$-		$585,010	$585,010

Net income (loss)	$6,698,005	$(1,275,615)		$417,428	$5,839,818

Weighted Average Number of Shares Outstanding
Basic	37,766,363			1,125,000	38,891,363
Diluted	38,109,593			1,125,000	39,234,593

Earnings per share
Basic	$0.18				$0.15
Diluted	$0.18				$0.15

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Bocom and Geo, and the 43% minority interest of Geo.

5. SHORT-TERM INVESTMENTS

On November 9, 2007, the Company invested in three equity-linked notes (“ELNs”), for HKD176,814,000 (approximately $22,654,000). The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Mr. Lin provided a guarantee (“Lin Guarantee”) against any losses sustained as a result of the Company’s investment in the ELNs.

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

As of June 30, 2008, short-term investments consist of investments in Currency-linked Capital Protected Investment products in the amount of RMB40 million (approximately $5.8 million).  These investments have a term of one year and will be due on June 25, 2009. The return rate on these investments is 4.1975% to 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and U.S. Dollars on June 23, 2009. Based on exchange rates at June 30, 2008, the return rate would currently be 4.1975%.

These investments have been pledged as collateral for a bank term loan for HK$40 million (approximately $5.1 million) that the Company drew on July 8, 2008. (Note 18).

6. ACCOUNTS RECEIVABLE

As of June 30, 2008, the Company’s top five customers accounted for 33.5% of accounts receivable. No customer accounted for greater than 10% of accounts receivable at June 30, 2008. As of December 31, 2007, the Company’s top five customers accounted for 40.5% of accounts receivable, two of which accounted for 20% and 10% respectively. No other customer accounted for greater than 10% of accounts receivable at December 31, 2007. The top five customers accounted for 28.4% and 42.0% of the revenue from third parties for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the top five customers accounted for 36.1% and 45.2% of the revenue from third parties, respectively.

No customer accounted for greater than 10% of third party revenue for the three and six months ended June 30, 2008. For the three months ended June 30, 2007, two customers accounted for 13.6%, and 11.5% of third party revenue, respectively and no other customers accounted for greater than 10% of third party revenue. For the six months ended June 30, 2007, no customers accounted for greater than 10% of third party revenue.

7. RELATED PARTY BALANCES AND TRANSACTIONS

As of June 30, 2008, amount due to related parties consists of:

June 30, 2008

Due to related company
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$554,546

Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”), is 9.09% owned by Geo, and is engaged in the research and development of 3S-related software.  The balance represents advances from Geo Navigation to Geo which bear no interest.

Revenue - related party

Effective July 1, 2007, when iASPEC became the Company’s VIE, the results of iASPEC’s operations have been consolidated. Prior to July 1, 2007, revenue earned from iASPEC under the Turnkey Agreement was recorded as related party revenue in the Company’s financial statements.

Amounts earned from iASPEC under the Turnkey Agreement during the three and six months ended June 30, 2007 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Revenue, per contracts	$8,781,422	$12,713,673

Cost of sales incurred by iASPEC	(4,786,916)	(6,558,443)
Expenses paid by iASPEC on behalf of IST	(337,073)	(678,974)
Net	$3,657,433	$5,476,256

Fee payable to iASPEC under the Turnkey Agreement	$45,000	$90,000

8. INVENTORIES

As of June 30, 2008 and December 31, 2007, inventories consist of:

	June 30, 2008	December 31, 2007

Raw materials	$4,846,800	$-
Work in process	400,279	-
Finished goods	6,951	402,940
Installations in process	4,829,419	4,376,990
Total	10,083,449	4,779,930

Less: allowance for slow-moving or obsolete inventories	(50,185)	-
	$10,033,264	$4,779,930

9. LONG-TERM INVESTMENTS

June 30, 2008

Investments, at cost	$2,983,206
Less: impairment	-

$2,983,206

Investments consist primarily of Geo’s 20% equity investment in Tianhe Navigation and Communication Technology Co., Ltd. (“Tianhe”), at a cost of RMB20 million (approximately $2.91 million).  Although Geo owns 20% of Tianhe, Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

a.    The Company and Geo do not participate in the policy making, operations, or financial processes of Tianhe;

b.    There are no intercompany transactions between the Company or Geo and Tianhe;

c.    There is no interchange of managerial personnel.

d.    There is no technological or financial dependence between the Company or Geo and Tianhe.

As a result of the foregoing factors, the investment in Tianhe is accounted for using the cost method of accounting.

10. PROPERTY AND EQUIPMENT

As of June 30, 2008 and December 31, 2007, property and equipment consists of:

	June 30, 2008	December 31, 2007

Office equipment	$457,378	$116,299
Electronics equipment	16,495,047	8,237,963
Motor vehicles	979,057	566,375
Purchased software	3,425,120	3,126,357
Office building	7,256,369	5,027,304
Leasehold improvements	51,272	-
Total	28,664,243	17,074,298

Less: accumulated depreciation	(5,109,706)	(3,247,402)
	$23,554,537	$13,826,896

Depreciation expense for the three months ended June 30, 2008 and 2007 was $1,058,865 and $70,891, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,716,543 and $102,548, respectively.

Geo’s office building, with a net book value of approximately $3,138,000 has been pledged as collateral for a short-term bank loan of RMB5 million (approximately $727,611) (Note 12) at June 30, 2008.

11. INTANGIBLE ASSETS

As of June 30, 2008 and December 31, 2007, intangible assets consist of:

	June 30, 2008	December 31, 2007

Software	$1,726,416	$983,270
Technology	7,133,357	4,432,398
Trademarks	3,332,460	-
Customer base	291,045	-
Total	12,483,278	5,415,668

Less: accumulated amortization	(1,080,480)	(521,271)
	$11,402,798	$4,894,397

11. INTANGIBLE ASSETS (CONTINUED)

Amortization expense for the three months ended June 30, 2008 and 2007 was $294,323 and $0, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $512,177 and $0, respectively.

Estimated future amortization of intangible assets as of June 30, 2008 is as follows:

2008 (remaining six months)	$618,911
2009	1,237,823
2010	1,237,823
2011	983,547
2012	970,917
Thereafter	6,353,777
Total	$11,402,798

12. SHORT-TERM BANK LOAN

On June 27, 2008, iASPEC’s subsidiary, Geo drew a short-term bank loan of RMB5,000,000 (approximately $727,611). The loan has a fixed interest rate at 7.47% per annum and matures on June 27, 2009.  Interest on the loan will be paid monthly and the principal is due at maturity. The loan is collateralized by Geo’s land and office buildings.

13. INCOME TAX EXPENSE

Pre-tax income for the three and six months ended June 30, 2008 and 2007 was taxable in the following jurisdictions:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

PRC	$8,416,490	$4,181,710	$13,136,011	$6,698,005
Others	(679,361)	-	(1,568,157)	-

Income before income taxes	$7,737,129	$4,181,710	$11,567,854	$6,698,005

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

The reconciliation of income tax expense for income tax computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone is as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

PRC federal statutory tax rate	$18%	$15%	$18%	$15%

Computed expected income tax expense	1,514,968	627,257	2,364,482	1,004,701
Tax exemption	(1,231,103)	(1,004,701)	(1,908,947)	(1,004,701)
Tax on non-deductible expenses	38,015	-	73,090	-

Income tax expense	$321,880	$(377,444)	$528,625	$-

13. INCOME TAX EXPENSE (CONTINUED)

IST, ISS, iASPEC, Bocom Technology and Geo are all governed by the Income Tax Laws of the PRC and are subject to the PRC enterprise income tax (“EIT”) at 15% in 2007.  The China Unified Corporate Income Tax Law (the “Unified Tax Law”) was released on March 6, 2007 and became effective on January 1, 2008, resulting in an increase in the PRC federal statutory tax rate to 25%. The Unified Tax Law would be phased in over five years. Companies that were currently subject to an income tax of 15% in 2007 will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012. As a wholly-owned foreign investment enterprise, IST is entitled to enjoy a two-year tax exemption, followed by a 50% exemption for three years thereafter as approved by PRC tax authorities on August 10, 2007, retroactive to as of January 1, 2007. Under the Unified Tax Law, companies that were previously exempt from taxes or that had concessional rates are to retain their preferences until the original expiration date. The Unified Tax Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2008 and IST will continue to qualify for a 50% tax exemption for the three years thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

Geo, as a high-tech enterprise, was subject to EIT at 15% in 2007, and will be subject to EIT at 15% in 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007, and did not have any unrecognized tax benefits. There was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and six months ended June 30, 2008 and 2007.

14. STOCKHOLDERS’ EQUITY

(a) Issuance of new shares

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

On June 11, 2008, the Company issued 298,008 shares of common stock in connection with the cashless exercise of 440,632 warrants issued in connection with SPA I.

(b) Equity Transfer Agreement

On July 1, 2008, Mr. Lin, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Mr. Jin Zhu Cai (“Mr. Cai”), the owner of the 24% minority interest in iASPEC, pursuant to which, Mr. Lin agreed to purchase the Minority Interest from Mr. Cai, for a total consideration of RMB60 million (approximately $8.72 million) (the “Purchase Price”). The Purchase Price is payable in 1,527,855 shares of restricted common stock of the Company owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008). Mr. Lin is obligated to deliver the shares by October 1, 2008. Upon completion Mr. Lin will hold 100% of the equity interest of iASPEC.

(c) Stock-based compensation

Effective June 13, 2007, the Board of Directors of the Company adopted the China Information Security Technology, Inc. 2007 Equity Incentive Plan (“The Plan”). The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of the Company’s common stock may be issued pursuant to Awards granted under the Plan.

On November 30, 2007, subject to ratification of the Plan by the stockholders, the Company issued options to certain employees to purchase 490,000 shares of the Company’s common stock, par value $0.01, with an exercise price of $9.48 per share, which options were to vest on December 5, 2008 and to expire on December 5, 2011.

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company’s common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they have been treated as a modification of the terms of the cancelled award in accordance with SFAS 123R. These newly granted shares are vested quarterly at 1/4 over one year after the grant, and on June 20, 2008, 100,000 shares of common stock became vested.

14. STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the three and six months ended June 30, 2008, the Company recognized $383,965 and $694,332 of compensation expense related to the Plan, respectively. As of June 30, 2008 after the vesting of 100,000 shares of common stock, there is approximately $906,064 of unrecognized expense related to the remaining non-vested shares. A summary of the status of the Company’s non-vested stock options and shares during the six months ended June 30, 2008 is as follows:

Non-vested Options	Shares	Fair Value
Non-vested at January 1, 2008	490,000	$3.41
Cancelled and modified	(490,000)	$3.94
Non-vested at June 30, 2008	-	$-

Shares	Shares	Fair Value
Non-vested at January 1, 2008	-	$-
Granted at March 20, 2008	400,000	$4.30
Vested at June 20, 2008	(100,000)	$4.30
Non-vested at June 30, 2008	300,000	$4.30

15. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial statements of IST, ISS, iASPEC, Bocom Technology and Geo are measured using the local currency (Chinese Renminbi Yuan) as the functional currency. The assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and the results of operations of are translated at the average exchange rates during the period. Translation adjustments are included in comprehensive income in the accompanying statements of income and comprehensive income. During the three months ended June 30, 2008 and 2007, the Company recorded translation gains of $1,941,170 and $327,345, respectively, as a component of accumulated other comprehensive income. During the six months ended June 30, 2008 and 2007, the Company recorded translation gains of $4,283,991 and $338,663, respectively, as a component of accumulated other comprehensive income.

16. COMMITMENTS AND CONTINGENCIES

ISS, iASPEC and Bocom Technology lease offices and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC under eight lease agreements that will expire through June 2011. Rent expense for the three months ended June 30, 2008 and 2007 was approximately $92,000 and $12,000, respectively. Rent expense for the six months ended June 30, 2008 and 2007 was approximately $162,000 and $24,000, respectively.

Future minimum lease payments under these lease agreements as of June 30, 2008 are as follows:

Year ending December 31,

2008 (remaining six months)	$197,800
2009	340,400
2010	167,200
2011	31,700

Total	$737,100

17. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has realigned its management and segment reporting structure effective June 30, 2008. Prior to the quarter ended June 30, 2008, the Company reported all of its operations in one segment. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following three segments:

(a) Information Security Segment: includes revenues from information security related projects;

(b) GIS Segment: includes the PGIS and Civil-use GIS sales;

(c) Product Sales Segment: includes Bocom’s and ISDT’s product sales.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and Others".

Selected information in the new segment structure is presented in the following tables for the three and six months ended June 30, 2008 and 2007 (Amounts prior to the quarter ended June 30, 2008 have been restated to conform to current segment classifications):

Revenues by segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues (1)

Information Security Segment	$ 10,038,770	$ 1,750,162	$ 13,580,284	$ 2,963,480
GIS Segment	9,869,108	3,657,433	16,933,576	5,476,256
Product Sales Segment	4,802,865	-	8,601,309	-

	$ 24,710,743	$ 5,407,595	$ 39,115,169	$ 8,439,736

(1) Revenues by operating segments excludes intercompany transactions.

Income by segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Income from operations:
Information Security Segment	$ 4,392,986	$ 4,161,443	$ 5,605,837	$ 6,670,213
GIS Segment	2,882,739	-	5,848,889	-
Product Sales Segment	793,570	-	900,143	-
Corporate and others (2)	(397,249)	-	(948,102)	-

Income from operations	7,672,046	4,161,443	11,406,767	6,670,213

Corporate other income	49,585	11,267	146,793	2,715
Corporate interest income	23,385	9,000	49,988	25,077
Corporate interest expense	(7,887)	-	(35,694)	-

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Income before income taxes and minority interest	7,737,129	4,181,710	11,567,854	6,698,005

Minority interest	(364,906)	-	(409,906)	-
Income taxes	(321,880)	377,444	(528,625)	-

Net income	$ 7,050,343	$ 4,559,154	$ 10,629,323	$ 6,698,005

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Non cash employee compensation by segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Non cash employee compensation:
Information Security Segment	$ 23,278	$ -	$ 52,075	$ -
GIS Segment	223,464	-	499,919	-
Product Sales Segment	38,796	-	86,791	-
Corporate and others	24,829	-	55,547	-

	$ 310,367	$ -	$ 694,332	$ -

Total assets by segment at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Total assets
Information Security Segment	$ 45,927,378	$ 10,748,360
GIS Segment	45,208,790	29,905,165
Product Sales Segment	37,357,050	15,410,363
Corporate and others (3)	400,385	32,789,907

	$ 128,893,603	$ 88,853,795

(3) Balance at December 31, 2007 included investments in securities related to ELNs, cash balances and deposit paid for acquisition of subsidiaries.

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Depreciation and amortization by segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Depreciation and amortization:
Information Security Segment	$ 461,797	$ 70,891	$ 599,413	$ 102,548
GIS Segment	646,121	-	1,182,309	-
Product Sales Segment	232,295	-	424,184	-
Corporate and others	12,975	-	22,814	-

	$ 1,353,188	$ 70,891	$ 2,228,720	$ 102,548

18. SUBSEQUENT EVENTS

a)     On July 8, 2008, the Company’s subsidiary, ISIID, drew a term loan for HK$40 million (approximately $5.1million) from a bank.  The loan is payable in 12 monthly installments of principal and interest, has an interest rate at Hongkong Interbank Offer Rate (“HIBOR”) plus 2.75% (4.57% as of July 8, 2008) per annum, is guaranteed by Mr. Lin, iASPEC, Bocom Technology, CPSH and the Company and matures on July 8, 2009.  The loan is collateralized by the Company’s short-term investments.

b)     On May 16, 2008, the board of directors of the Company resolved to increase the registered capital of Bocom Technology from RMB45 million  (approximately $6.5 million), to RMB50 million (approximately $7.2 million), in order to support its business development.  On July 15, 2008, HKD38 million (approximately $4.8 million) was injected into Bocom Technology using the funds drawn from the bank loan discussed above.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

  “CIST”, “we,” “us,” or “our” and the “Company” are references to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries: Information Security Technology (China) Co., Ltd., a PRC company, or IST (formerly, Public Security Technology (PRC) Co., Ltd.); Public Security Technology (China) Co., Ltd., a Hong Kong company; Information Security Software Investment Limited, a Hong Kong company,  or ISSI (formerly: Fortune Fame International Investment Limited), and its wholly-owned subsidiary, Information Security Software (China) Co., Ltd. a PRC company, or ISS, (formerly: Information Security Development Technology (Shenzhen) Co., Ltd.); Information Security International Investment and Development Limited, a Hong Kong company, or ISIID(formerly: Bocom Multimedia Display Co., Ltd.), and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co., Ltd, or Bocom Technology; and iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary Wuhan Wuda Geoinformatics Co., Ltd., or Geo.

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

Use of Non-GAAP Financial Measures

We use financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, in section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  All of the non-GAAP financial measures used by us in this Report relate to the inclusion of financial information of iASPEC. Effective as of July 1, 2007, iASPEC became our variable interest entity, or VIE, whose operating results began to be reflected in the financial data starting from July1, 2007. Therefore, the accompanying financial data for the three and six months ended June 30, 2008, reflect the operating results of CIST, its subsidiaries and its VIE, while the financial data for the three and six months ended June 30, 2007 only reflects the operating results of CIST and its subsidiaries. We have provided non-GAAP financial measures through the reallocation of net related party revenue from iASPEC before it became a consolidated entity, which is not in accordance with US GAAP. The reconciliation of non-GAAP financial measures to the most directly comparable GAAP measure is provided in the aforementioned sections where non-GAAP financial measures are present in this Report and a table reconciling such GAAP and non-GAAP financial measure accounts is shown under the caption “Operating Results” within “Managements Discussion and Analysis of Financial Condition and Results of Operation”. Non-GAAP financial measures that do not appear under “Operating Results” are indicated with an “*”. Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP financial measures would be misleading to investors and would not reflect the substance of our performance.

Overview

We are a holding company that only operates through our PRC mainland subsidiaries, IST, ISS, Bocom Technology and our variable interest entity, or VIE, iASPEC and its subsidiary, Geo.  Through the subcontracting services provided for in our Management Services Agreement with iASPEC, we are a provider of integrated solutions for the information security sector in China, specializing in providing information security technology and 3S (Geographic Information System - GIS, Remote Sensing - RS and Global Positioning System - GPS) services. Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important government departments in China, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Shenzhen City Public Security Bureau, the Guangdong Province Department of Public Security, the Chongqing Municipality Public Security Bureau,  the Macao Police Bureau, the Surveying and Mapping Bureau of Inner Mongolia, the Urban Planning and Land Resource of Shenyang City, and etc. In the future, we expect to continually expand our market and product offerings in the public sectors and other sectors, through active industry consolidation and technical capabilities reinforcing.

Recent Developments

Listing on the Nasdaq Global Select Market

On May 21, 2008, we received approval to list our securities on The Nasdaq Global Select Market (“Nasdaq”). Our common stock is traded on Nasdaq under the new symbol “CPBY.”

iASPEC Equity Transfer

On July 1, 2008, Mr. Jiang Huai Lin, our Chairman and Chief Executive Officer, entered into an equity transfer agreement with Mr. Jin Zhu Cai, the owner of a 24% minority interest in iASPEC, pursuant to which, Mr. Lin agreed to purchase Mr. Cai’s minority interest, for a total consideration of RMB60 million (approximately $8.72 million). The purchase price for the minority interest is payable in 1,527,855 shares of restricted common stock of the Company owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008).  Mr. Lin is obligated to deliver the shares on or before October 1, 2008.

As a condition to the closing of the Equity Transfer Agreement, the parties obtained the consent of IST’s Board of Directors in accordance with the terms and conditions of the Management Services Agreement, dated as of July 1, 2007 among the Company, IST, iASPEC and Messrs. Lin and Cai. Upon completion of the transaction contemplated by the equity transfer agreement, Mr. Lin will hold 100% of the equity interests of iASPEC.  For more details regarding the equity transfer agreement see Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 2, 2008.

Subsidiaries Name Changes

On May 15, 2008, Fortune Fame International Investment Limited, our wholly owned Hong Kong subsidiary, changed its name to Information Security Software Investment Limited, or ISSI, and Information Security Development Technology (Shenzhen) Company Ltd., ISSI's wholly owned Chinese subsidiary, changed its name to Information Security Software (China) Co., Ltd. , or ISS.  Also on May 15, 2008, Bocom Multimedia Display Company Ltd., the Company's wholly owned Hong Kong subsidiary, changed its name to Information Security International Investment and Development Limited.

The purpose of these name changes is to more accurately and vividly reflect the business and commercial objectives of our operations. Furthermore, management believes that the name changes will provide us with a better corporate image and brand name for expansion of our marketing network and business to other regions in China.

Arrival and Departure of Directors and Officers

On and effective September 1, 2008, Mr. Zhixiong Huang resigned from his position as our Director and Chief Operating Officer. On the same day, our Board of Directors accepted Mr. Yigang Shen’s resignation from his position as our Chief Technology Officer, and appointed Mr. Huang as the Chief Technology Officer in his place.  Mr. Shen will continue in his position as Deputy General Manager of iASPEC.

On and effective September 1, 2008, our Board of Directors appointed Mr. Yifu Liu, age 35, as Chief Operating Officer.  Mr. Liu has over ten years’ experience in corporate operations, strategy management and market development.  Mr. Liu has served as Deputy General Manager of iASPEC since August 2002, and has been the General Manager of iASPEC since November 2006.  Prior to that, Mr. Liu served, from August 1997 to July 2002, as a Senior Sales Manager for Shenzhen Jingpinjia Electronics Company Ltd.. Mr. Liu holds a Bachelor’s degree in Electronics Engineering from Zhejiang University.

On and effective September 1, 2008, our Board of Directors appointed Mr. Zhiqiang Zhao, age 37, as a Director and as our Chief Administrative Officer. Mr. Zhao has extensive experience in corporate administration and human resources management.  Mr. Zhao has served as iASPEC’s Human Resource Manager since April 2005, and as its Deputy General Manager since July 2006. Prior to that, Mr. Zhao served, from March 2003 to March 2005, as Supervisor of Human Resources for Foxconn Technology Group.  Mr. Zhao holds a Bachelor’s degree in Mechanical and Electrical Engineering from Inner Mongolia University.

No family relationships exist among Mr. Liu and Zhao and any of our directors or officers, and there are no transactions among Mr. Liu and Zhao and the Company that would require disclosure under Item 404(a) of Regulation S-K.  Mr. Liu and Zhao had previously executed our form employment agreement which remain in force and effect. In addition, on March 20, 2008, Mr. Zhao received a grant of 20,000 shares of our restricted common stock pursuant to our 2007 Equity Incentive Plan.

Overview of Business Operations in the Second Fiscal Quarter of 2008

We generate revenue through software development, systems integration, product sales and provision of related support services. Our revenue during the quarter ended June 30, 2008 reflects the expansion of our operations to include the operations of ISS, Bocom Technology and Geo. The total value of our backlog of contracts is now estimated to be approximately $21.92 million, which consists of $15.34 million relating to uncompleted contracts as of June 30, 2008, and $6.58 million relating to newly signed, but not yet implemented contracts.

We have successfully expanded our geographical presence to 20 provinces and provincial cities all over China, including Guangdong, Inner Mongolia, Fujian, Shanxi, Beijing, Shanghai, Sichuan and Macao.  The total value of our newly signed contracts in the second quarter reached $25.34 million, and included a Police Geographic Information System (“PGIS”) contract for Heyuan City, Guangdong Province, valued at $2.68 million, a PGIS contract for An'xi City, Fujian Province, valued at $1.55 million, a PGIS contract for the Shenzhen City Traffic Police Bureau in Guangdong Province, valued at $2.38 million, and the Intelligent Anti-Stowaway System contract for the Shenzhen General Station of Exit and Entry Frontier Inspection, valued at $2.3 million.

During the second quarter of 2008, we also significantly improved our technology capabilities with two newly-acquired patents and twelve registered and copyrighted software products.

Second Quarter and First Half Year of 2008 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three and six months ended June 30, 2008 which resulted in growth in our revenue and net income. The following are some financial highlights for the three and six months ended June 30, 2008:

•   Revenue: Revenue increased $14.18 million, or 134.63%, to $24.71 million for the three months ended June 30, 2008, from $10.53 million* for the same period in 2007. Revenue increased $23.44 million, or 149.50%, to $39.12 million for the six months ended June 30, 2008, from $15.68 million* for the same period in 2007.

•   Income from operations: Income from operations increased $3.53 million, or 85.08%, to $7.67 million for the three months ended June 30, 2008, from $4.15 million* for the same period in 2007. Income from operations increased $4.77 million, or 71.95%, to $11.41 million for the six months ended June 30, 2008, from $6.63 million* for the same period in 2007.

•   Net income: Net income increased $2.49 million, or 54.64%, to $7.05 million for the three months ended June 30, 2008, from $4.56 million* for the same period in 2007. Net income increased $3.93 million, or 58.69%, to $10.63 million for the six months ended June 30, 2008, from $6.70 million* for the same period in 2007.

•   Fully diluted net income per share: Fully diluted net income per share was $0.15 for the three months ended June 30, 2008, as compared to $0.11 for the same period in 2007. Fully diluted  net income per share was $0.23 for the six months ended June 30, 2008, as compared to $0.17 for the same period in 2007.

* See explanation on page 18.

Our net income, as reported in our result of operations for the three months ended June 30, 2008 and 2007, was approximately $7.05 million and $4.56 million*, respectively. Net income as reported in our result of operations for the six months ended June 30, 2008 and 2007, was approximately $10.63 million and $6.70 million*, respectively. For the three and six months ended June 30, 2008, our net income was impacted by stock-based compensation cost recognized pursuant to SFAS 123 (R), while there was no stock-based compensation in the same period in 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of stock-based compensation on our net income and net income per share.

The following table represents the impact of our stock-based compensation cost for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Net income	$7,050,343	$10,629,323
Stock-based compensation (“SBC”)	310,367	694,332
Net income (without SBC)	$7,360,710	$11,323,655

Weighted average number of shares outstanding
Basic	45,738,420	45,611,286
Diluted	46,354,183	46,090,091

Earnings per share (without SBC)
Basic	$0.16	$0.25
Diluted	$0.16	$0.25

Operating Results

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three and six months ended June 30, 2008 reflect the operating results of the Company, its subsidiaries, and its VIE, iASPEC, while the financial data for the same period in 2007 reflect the operating results of the Company and its subsidiaries. The non-GAAP financial data for the three and six months ended June 30, 2007 reallocates related party revenue from iASPEC.

For the Three- Month Periods Ended June 30, 2008 and 2007 (Unaudited)
				Non-GAAP
	Three Months	Three Months	Reallocation	Three Months
	Ended	Ended	Of	Ended
	June 30,	June 30,	Related Party	June 30,
	2008	2007	Revenue	2007

Revenue - third parties	$ 24,710,743	$ 1,750,162	$ 8,781,422	$ 10,531,584
Revenue – related party	-	3,657,433	(3,657,433)	-
TOTAL REVENUE	24,710,743	5,407,595	5,123,989	10,531,584

Cost of Revenue	(13,569,305)	(597,831)	(4,462,125)	(5,059,956)

GROSS PROFIT	11,141,438	4,809,764	661,864	5,471,628

Administrative expenses	(2,323,421)	(370,218)	(243,865)	(614,083)
Research and development expenses	(503,622)	(74,048)	(324,791)	(398,839)
Fee to iASPEC under the Turnkey Agreement	-	(45,000)		(45,000)
Selling expenses	(642,349)	(175,132)	(93,208)	(268,340)

				Non-GAAP
	Three Months	Three Months	Reallocation	Three Months
	Ended	Ended	Of	Ended
	June 30,	June 30,	Related Party	June 30,
	2008	2007	Revenue	2007

INCOME FROM OPERATIONS	7,672,046	4,145,366	-	4,145,366

Other income, net	41,698	20,267		20,267
Interest income	23,385	16,077		16,077
Minority interest	(364,906)	-		-
Income tax expense	(321,880)	377,444		377,444

NET INCOME	$ 7,050,343	$ 4,559,154	$ -	$ 4,559,154

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	45,738,420	39,418,720		NA
Diluted	46,354,183	39,835,665		NA

EARNINGS PER SHARE
Basic	$ 0.15	$ 0.12		NA
Diluted	$ 0.15	$ 0.11		NA

As A Percentage of Revenue
			Non-GAAP
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
	2008	2007	2007

Revenue – third parties	100.00%	32.36%	100.00%
Revenue – related party	0.00%	67.64%	0.00%
Cost of revenue	54.91%	11.06%	48.05%
Gross profit	45.09%	88.94%	51.95%

Administrative expenses	9.40%	6.85%	5.83%
Research and development expenses	2.04%	1.37%	3.79%
Fee to iASPEC under the Turnkey Agreement	0.00%	0.83%	0.43%
Selling expenses	2.60%	3.24%	2.55%
Income from operations	31.05%	76.66%	39.36%

Other income	0.17%	0.37%	0.19%
Interest income	0.09%	0.30%	0.15%
Minority interest	1.48%	0.00%	0.00%
Income tax expense	1.30%	-6.98%	-3.58%
Net income	28.53%	84.31%	43.29%

Revenue

For the three months ended June 30, 2008, revenue was $24.71 million, compared to $10.53 million for the same period in 2007, an increase of $14.18 million, or 134.63%.  After ISS and Bocom Technology became our wholly-owned subsidiaries, and Geo became iASPEC’s subsidiary, we consolidated the financial results of these companies starting from November 1, 2007, February 1, 2008, and April 1, 2008, which contributed $3.96 million, $1.42 million and $1.41million, respectively, to our revenue for the three months ended June 30, 2008.  Our expansion in the market, the development of our new product lines and our procurement of several large-scale systems integration projects contributed this increase, as well as, our expansion to markets outside Shenzhen City and our newly signed contracts with fourteen provinces and provincial cities in China.

Cost of Revenue

Our cost of revenue increased $8.51 million, or 168.17%, to $13.60 million, for the three months ended June 30, 2008, from $5.06 million for the same period in 2007. The consolidation of ISS, Bocom Technology and Geo contributed $2.40 million, $0.89 million and $0.90 million, respectively, to the increase in the cost of revenue.  The increase was generally in line with the revenue increase. As a percentage of revenue, our cost of revenue was 54.91% for the three months ended June 30, 2008, as compared to 48.05% for the same period in 2007. During the second quarter of 2008, revenue from large-scale systems integration projects, such as large-scale hardware projects, comprised a higher proportion of total revenue.  The cost of hardware is greater for procured hardware used in these large-scale projects, which contributed to the increase in our cost of revenue.  In addition, Geo, iASPEC’s newly acquired entity, had a higher cost of revenue at 64%, which also contributed to the higher ratio for the three months ended June 30, 2008.

Gross Profit

For the three months ended June 30, 2008, our gross profit increased to $11.14 million, from $5.47 million for the same period in 2007, a $5.70 million, or 103.62% increase.  For the three months ended June 30, 2008, our gross profit as a percentage of revenue decreased to 45.09%, from 51.95% for the same period in 2007. This 6.86% decrease in gross profit was due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. For the three months ended June 30, 2008, our administrative expenses increased to $2.32 million, from $0.61 million for the three months ended June 30, 2007, a $1.71 million, or 278.36% increase, from period to period. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs such as salary, office operation expenses and legal and audit fees in connection with the expansion of our operations during the 2008 period.  In addition, $0.31 million of stock-based compensation was charged to administrative expenses in connection with our 2007 Equity Incentive Plan.  As a percentage of revenue, administrative expenses increased to 9.40% for the three months ended June 30, 2008, from 5.83% for the same period in 2007. We believe that this increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement.  For the three months ended June 30, 2008, research and development expenses increased to 0.5 million, from 0.4 million for the three months ended June 30, 2007, a 0.1 million, or 26.27% increased, from period to period. The increase in research and development expenses was mainly attributable to the consolidation of Geo for 0.14 million. The expenses reflect our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

For the three months ended June 30, 2008, our selling expenses increased to $0.64 million, from $0.27 million for the same period in 2007, a $0.37 million, or 139.38% increase, from period to period. The consolidation of ISS, Bocom Technology and Geo from November 1, 2007, February 1, 2008, and April 1, 2008, contributed $0.05 million, $0.19 million and $0.08 million, respectively to our selling expenses for the three months ended June 30, 2008.  As a percentage of revenue, our selling expense for the three months ended June 30, 2008 and 2007 remained stable.

Income from Operations

Income from operations increased $3.53 million, or 85.08%, to $7.67 million for the three months ended June 30, 2008, from $4.14 million for the same period in 2007.  Income from operations as a percentage of revenue decreased to 31.05% during the three months ended June 30, 2008, from 39.36% for the same period in 2007.  The decrease was due to higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects, and the increase in expenses due to our expansion in operations described above.

Minority Interest

Minority Interest represents the $45,000 fee retained by iASPEC for the three months ended June 30, 2008 under the MSA.

Income Tax Expense

Our subsidiaries, IST, ISS and Bocom Technology, and our VIE, iASPEC are subject to EIT at a rate of 18% of assessable profits in 2008.  Geo, iASPEC’s newly acquired subsidiary, is subject to EIT at a rate of 15% of assessable profits as a High-Tech Enterprise. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended June 30, 2008.  In addition, IST is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 50% tax exemption for the next three years.  Income tax expenses for the three months ended June 30, 2008 was $0.32 million, but provision for income tax was $(0.4) million for IST for the same period in 2007.  IST was granted the EIT exemption by PRC tax authorities on August 10, 2007, retroactive to as of January 1, 2007, hence, there was a reversal of tax provided in the first quarter of 2007.

Net Income

As a result of the factors described above, net income increased $2.49 million, or 54.64%, to $7.05 million during the three months ended June 30, 2008, from $4.56 million for the same period in 2007.

For the Six- Month Periods Ended June 30, 2008 and 2007 (Unaudited)
				Non-GAAP
	Six Months	Six Months	Reallocation	Six Months
	Ended	Ended	Of	Ended
	June 30,	June 30,	Related Party	June 30,
	2008	2007	Revenue	2007

Revenue - third parties	$ 39,115,169	$ 2,963,480	$ 12,713,673	$ 15,677,153
Revenue – related party	-	5,476,256	(5,476,256)	-
TOTAL REVENUE	39,115,169	8,439,736	7,237,417	15,677,153

Cost of Revenue	(21,342,721)	(808,543)	(6,233,652)	(7,042,195)

GROSS PROFIT	17,772,448	7,631,193	1,003,765	8,634,958

Administrative expenses	(4,076,156)	(589,512)	(526,659)	(1,116,171)
Research and development expenses	(1,229,473)	(74,048)	(324,791)	(398,839)
Fee to iASPEC under the Turnkey Agreement	-	(90,000)		(90,000)
Selling expenses	(1,060,052)	(243,801)	(152,315)	(396,116)

INCOME FROM OPERATIONS	11,406,767	6,633,832	-	6,633,832

Other income, net	111,099	27,792		27,792
Interest income	49,988	36,381		36,381
Minority interest	(409,906)	-		-
Income tax expense	(528,625)	-		-

NET INCOME	$ 10,629,323	$ 6,698,005	$ -	$ 6,698,005

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	45,611,286	39,418,720		NA
Diluted	46,090,091	39,835,665		NA

EARNINGS PER SHARE
Basic	$ 0.23	$ 0.17		NA
Diluted	$ 0.23	$ 0.17		NA

As A Percentage of Revenue
			Non-GAAP
	Six Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,
	2008	2007	2007

Revenue – third parties	100.00%	35.11%	100.00%
Revenue – related party	0.00%	64.89%	0.00%
Cost of revenue	54.56%	9.58%	44.92%
Gross profit	45.44%	90.42%	55.08%

Administrative expenses	10.42%	6.98%	7.12%
Research and development expenses	3.14%	0.88%	2.54%
Fee to iASPEC under the Turnkey Agreement	0.00%	1.07%	0.57%
Selling expenses	2.71%	2.89%	2.53%
Income from operations	29.16%	78.60%	42.32%

Other income	0.28%	0.33%	0.18%
Interest income	0.13%	0.43%	0.23%
Minority interest	1.05%	0.00%	0.00%
Income tax expense	1.35%	0.00%	0.00%
Net income	27.17%	79.36%	42.72%

Revenue

For the six months ended June 30, 2008 revenue was $39.12 million, compared to $15.68 million for the same period in 2007, an increase of $23.44 million, or 149.50%. After ISS and Bocom Technology became our wholly-owned subsidiaries, and Geo became iASPEC’s subsidiary, we consolidated the financial results of these companies starting from November 1, 2007, February 1, 2008, and April 1, 2008, which contributed $7.40 million, $2.58 million and $1.41million, respectively to our revenue for the six months ended June 30, 2008.  Our expansion in the market, the development of our new product lines and our procurement of several large-scale systems integration projects also contributed this increase, as well as, our expansion to markets outside Shenzhen City and our newly signed contracts with fourteen provinces and provincial cities in China.

Cost of Revenue

Our cost of revenue increased $14.30 million, or 203.07%, to $21.34 million, for the six months ended June 30, 2008, from $7.04 million for the same period in 2007.  The consolidation of ISS, Bocom Technology and Geo contributed $4.90 million, $1.57 million and $0.90 million, respectively, to the increase in the cost of revenue.  The increase was generally in line with the revenue increase. As a percentage of revenue, our cost of revenue was 54.56% for the six months ended June 30, 2008, as compared to 44.92% for the same period in 2007. During the first half year of 2008, revenue from large-scale systems integration projects, such as large-scale hardware projects, comprised a higher proportion of total revenue. The cost of hardware is greater for procured hardware used in these large-scale projects, which contributed to the increase in our cost of revenue.  In addition, Geo, iASPEC’s newly acquired entity, had a higher cost of revenue at 64%, which also contributed to the higher ratio for the six months ended June 30, 2008.

Gross Profit

For the six months ended June 30, 2008, our gross profit increased to $17.77 million, from $8.63 million for the same period in 2007, a $9.14 million, or 105.82% increase.  For the six months ended June 30, 2008, our gross profit as a percentage of revenue decreased to 45.44%, from 55.08% for the same period in 2007. This 9.64% decrease in gross profit was due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  For the six months ended June 30, 2008, our administrative expenses increased to $4.08 million, from $1.12 million for the six months ended June 30, 2007, a $2.96 million, or 265.19% increase, from period to period. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs such as salary, office operation expenses and legal and audit fees in connection with the expansion of our operations during the 2008 period. In addition, $0.69 million of stock-based compensation was charged to administrative expenses in connection with our 2007 Equity Incentive Plan. As a percentage of revenue, administrative expenses increased to 10.42% for the six months ended June 30, 2008, from 7.12% for the same period in 2007. We believe this increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement.  For the six months ended June 30, 2008, research and development expenses increased to 1.23 million, from 0.4 million for the six months ended June 30, 2007, a 0.83 million, or 208.26% increase, from period to period. The expenses reflect our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments.  We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

For the six months ended June 30, 2008, our selling expenses increased to $1.06 million, from $0.40 million for the same period in 2007, a $0.66 million, or 167.61% increase, from period to period. The consolidation of ISS, Bocom Technology and Geo from November 1, 2007, February 1, 2008, and April 1, 2008, contributed $0.09 million, $0.31 million and $0.08 million, respectively, to our selling expenses for the six months ended June 30, 2008.  As a percentage of revenue, our selling expenses for the six months ended June 30, 2008 and 2007 remained stable, mainly due to management’s implementation of more stringent cost controls.

Income from Operations

Income from operations increased $4.77 million, or 71.95%, to $11.41 million for the six months ended June 30, 2008, from $6.63 million for the same period in 2007.  Income from operations as a percentage of revenue decreased to 29.16% during the six months ended June 30, 2008, from 42.32% for the same period in 2007.  The decrease was due to higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects, and the increase in expenses due to our expansion in operations described above.

Minority Interest

Minority Interest represents the $90,000 fee retained by iASPEC for the six months ended June 30, 2008 under the MSA.

Income Tax Expense

Our subsidiaries, IST, ISS and Bocom Technology, and our VIE, iASPEC are subject to EIT at a rate of 18% of assessable profits in 2008. Geo, iASPEC’s newly acquired subsidiary, is subject to EIT at a rate of 15% of assessable profits as a High-Tech Enterprise. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended June 30, 2008.  IST is a FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 50% tax exemption for the next three years.  Income tax expense for the six months ended June 30, 2008 was $0.53 million. Income tax expense for the three months ended June 30, 2008 was $0.32 million, while we had no income Tax expense for the same period in 2007.

Net Income

As a result of the factors described above, net income increased $3.93 million, or 58.69%, to $10.63 million during the six months ended June 30, 2008, from $6.70 million for the same period in 2007.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of June 30, 2008, we had cash and cash equivalents of $20 million.

On February 15, 2008, our Board of Directors approved our VIE, iASPEC’s entry into a share purchase and increased capital agreement, dated as of February 16, 2008, for the purchase of approximately 57% of Geo for RMB49,500,000 (approximately $7,049,000), which is reflected in deposit for business acquisition in our condensed consolidated financial statements at June 30, 2008.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo as described in Note 4 Business Acquisitions, the Company effectively advanced RMB38 million to iASPEC (approximately $5.4 million) to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s majority shareholder, who, upon authority and direction of the board of directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

The following table provides the statements of net cash flows for the six months ended June 30, 2008 compared to June 30, 2007 (Unaudited):

Cash Flow
	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30,	June 30,
	2008	2007

Net Cash Provided by (Used in) Operating Activities	$885,970	$(3,088,756)

Net Cash Used in Investing Activities	(1,190,368)	(5,109,874)

Net Cash (Used in) Provided by Financing Activities	(358,701)	13,105,227

Net (Decrease) Increase in Cash and Cash Equivalents	(663,099)	4,906,597

Effect of Exchange Rate Change on Cash	904,261	309,802

Cash and Cash Equivalents, Beginning	19,755,182	172,316

Cash and Cash Equivalents, Ending	$19,996,344	$5,388,715

Operating Activities

For the six months ended June 30, 2008 and 2007, net cash provided by (used in) our operating activities was $0.89 million and $(3.09) million, respectively.  The increase in cash used in operating activities during the six months ended June 30, 2008 was mainly due to the increase in accounts receivable and inventory as a result of the steady growth of our business operations.

Investing Activities

For the six months ended June 30, 2008, net cash used in investing activities was $1.19 million, which included $0.71 million and $2.44 million of cash acquired from Bocom Technology and Geo, respectively. The total cash used in investing activities was $4.34 million, which is a decrease of $0.77 million, from $5.11 million net cash used in investing activities for the same period in 2007.  The decrease in cash provided by investing activities during the six months ended June 30, 2008 was mainly due to the $15.0 million in cash collected from the sale of our investment in marketable securities and from the honor of a guarantee by our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin in connection with this investment, offset by the price paid of $7.0 million in connection with the acquisition for Geo and a $5.66 million investment made in June 2008. The company also spent $7.6 million in purchase of property and equipment. $1.2 million cash proceeds are received from sales of property and equipment.

On November 9, 2007, we invested in three equity-linked notes, or ELNs, for HKD176,814,000 (approximately $22,654,000).  The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange.  Our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin, provided a guarantee against any losses sustained as a result of the our investment in the ELNs.  On December 28, 2007, the maturity date of the ELNs, one of the ELNs was redeemed by the issuer for cash of HKD 60,000,000 (approximately $7,687,000) and with a gain of HKD906,000 (approximately $116,000). The other two ELNs were redeemed by the issuer’s surrender of the underlying equity securities to us.  On March 25, 2008, when we sold the remaining equity securities, the market value of the underlying securities was HKD85,009,123 (approximately $10,897,000).  In honor of his guarantee, on March 28, 2008, Mr. Lin consummated a private sale to certain accredited investors of 1,070,000 restricted shares of our Common Stock owned by him, for an aggregate purchase price of $4.28 million, or $4.00 per share, and delivered the proceeds from the sale of his shares to us. Mr. Lin will not receive any shares of our common stock, other security or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future. In connection with this private sale transaction, we entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, we agreed to register within a predefined period, shares of its common stock transferred to them by Mr. Lin. There are no liquidated damages associated with the failure to timely register these shares.

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

On June 25, 2008, we invested RMB40 million (approximately $5.82 million) in currency–linked capital protected investment products, or CPI Products.  These products have a term of one year and will mature on June 25, 2009. The potential return rate on these investments is between 4.1975% and 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and Chinese RMB on June 23, 2008, however, these return rates are dependent on the exchange rate market fluctuations which may dilute performance.  We expect to hold these CPI Products to maturity in order to realize the full potential return.

Financing Activities

For the six months ended June 30, 2008 and 2007, net cash (used in) provided by financing activities are $(0.36) million and $13.1 million, respectively. For the six months ended June 31, 2008, net cash used in financing activities was mainly attributable to the repayment of a 1.09 million bank loan, netting off the taking out of a $0.73 million bank loan.  For the same period in 2007, net cash provided by financing activities was mainly attributable to the net proceeds of $13.3 million raised in our private placement during January and February 2007.

On July 8, 2008, the Company's subsidiary, ISIID, drew a term loan for HK$40 million (approximately $5.1 million) from a bank. The loan is payable in 12 monthly installments of principal and interest, has an interest rate at Hongkong Interbank Offer Rate ("HIBOR") plus 2.75% (4.57% as of July 8, 2008) per annum, is guaranteed by Mr. Lin, iASPEC, Bocom Technology, CPSH and the Company and matures on July 8, 2009. The loan is collateralized by the Company's short-term investments.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2007.  Since December 31, 2007, there have been no material changes to our critical accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Mr. Zhaoyang Chen, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Messrs. Lin and Chen determined that as of June 30, 2008, and as of the date of this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

We have taken below measures during the second quarter of 2008 to improve the internal control over financial reporting:

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

  discussing the annual audited financial statements with management and our independent auditors reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies annually reviewing and reassessing the adequacy of our audit committee charter;

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

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: August 12, 2008	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: August 12, 2008	/s/ Zhaoyang Chen
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