Form 10-Q
period 2008-09-30
China Information Security Technology, Inc.
filed 2008-11-12
CIK 1350684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	47,262,404

Transitional Small Business Disclosure Format (check one):  Yes ☐             No ☒

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	NOTES	SEPTEMBER 30,	DECEMBER 31,
		2008	2007
		(UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents		$21,573,938	$19,755,182
Short-term investments	5	5,835,072	14,966,752
Accounts receivable, net	6	39,907,348	11,721,306
Advances to suppliers		3,232,041	1,791,440
Amount due from related parties	7	87,526	-
Inventories	8	12,852,838	4,779,930
Other receivables		2,627,523	974,475
TOTAL CURRENT ASSETS		86,116,286	53,989,085

Deposits for business acquisitions	4, 18	1,458,106	8,989,022
Long-term investment	9	2,990,475	-
Property and equipment	10	22,020,618	13,826,896
Deposit for purchase of software		5,011,510	-
Intangible assets	11	10,914,264	4,894,397
Goodwill		21,075,626	7,154,395

TOTAL ASSETS		$149,586,885	$88,853,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Short-term loans	12	$5,877,323	-
Accounts payable		17,542,886	$3,079,304
Advances payable		916,182	394,383
Tax payable		1,395,708	326,026
Amount due to related parties	7	578,258	-
Other payables and accrued expenses		1,734,940	987,483
TOTAL CURRENT LIABILITIES		28,045,297	4,787,196

MINORITY INTEREST		14,616,261	10,060,657

STOCKHOLDERS' EQUITY

Shares issued and outstanding (September 30, 2008: 47,262,404 and December 31, 2007: 45,639,396)	14	207,121	190,891
Additional paid-in capital	14	67,409,619	57,421,150
Reserve		1,755,552	1,755,552
Retained earnings		31,834,147	13,170,549
Accumulated other comprehensive income	15	5,718,888	1,467,800
TOTAL STOCKHOLDERS' EQUITY		106,925,327	74,005,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$149,586,885	$88,853,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	NOTES	2008	2007	2008	2007
Revenue - third parties		$27,163,062	$10,158,286	$66,278,231	$13,121,765
Revenue – related party	7	14,592	-	14,592	5,476,256

TOTAL REVENUE		27,177,654	10,158,286	66,292,823	18,598,021

Cost of revenue		(14,720,619)	(5,085,459)	(36,063,340)	(5,894,002)

GROSS PROFIT		12,457,035	5,072,827	30,229,483	12,704,019

Administrative expenses		(2,349,130)	(801,195)	(6,425,286)	(1,354,325)
Research and development expenses		(748,853)	(261,475)	(1,978,326)	(335,524)
Management fee	7	-	-	-	(90,000)
Selling expenses		(645,285)	(101,228)	(1,705,337)	(345,029)

INCOME FROM OPERATIONS		8,713,767	3,908,929	20,120,534	10,579,141

Other income, net		265,295	(127,143)	376,394	(124,863)
Interest income		133,475	15,880	191,350	41,392
Interest expense		(75,121)	-	(83,008)

INCOME BEFORE TAXES AND MINORITY INTEREST		9,037,416	3,797,666	20,605,270	10,495,670

Minority interest		(624,958)	(45,000)	(1,034,864)	(45,000)
Income tax	13	(378,183)	(30,288)	(906,808)	(30,288)

NET INCOME		8,034,275	3,722,378	18,663,598	10,420,382

Foreign currency translation (loss) gain	15	(32,903)	508,876	4,251,088	847,539

COMPREHENSIVE INCOME		$8,001,372	$4,231,254	$22,914,686	$11,267,921

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic		46,066,067	39,418,720	45,766,974	38,438,770
Diluted		46,355,078	39,835,665	46,173,395	38,871,098

EARNINGS PER SHARE
Basic		$0.17	$0.09	$0.41	$0.27
Diluted		$0.17	$0.09	$0.40	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

						Accumulated
	Common stock		Additional			other
	par value $0.01		paid-in		Retained	comprehensive
	Shares	Capital	capital	Reserve	earnings	income	Total

Balance as at January 1, 2008	45,639,396	$ 190,891	$ 57,421,150	$ 1,755,552	$ 13,170,549	$ 1,467,800	$ 74,005,942

Common stock issued upon the cashless exercise of warrants (Note 14)	298,008	2,980	(2,980)	-	-	-	-
Common stock issued for acquisition of Bocom (Note 4)	1,125,000	11,250	8,988,750	-	-	-	9,000,000
Stock-based compensation (Note 14)	200,000	2,000	1,002,699	-	-	-	1,004,699
Net income for the period	-	-	-	-	18,663,598	-	18,663,598
Foreign currency translation gain	-	-	-	-	-	4,251,088	4,251,088

Balance as at September 30, 2008	47,262,404	$207,121	$67,409,619	$1,755,552	$31,834,147	$5,718,888	$106,925,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
OPERATING ACTIVITIES
Net income	$18,663,598	$10,420,382
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	3,457,334	683,941
Amortization of intangible assets	811,553	47,501
Stock-based compensation	1,004,699	-
Minority interest	1,034,864	45,000
Gain on disposition of property and equipment	(31,840)	-

Changes in operating assets and liabilities, net of effects of business acquisitions
(Increase) decrease in inventories	(6,131,919)	901,254
Increase in accounts receivables	(22,453,975)	(3,811,031)
(Increase) decrease in other receivables, advances to suppliers and prepaid expenses	(1,308,566)	209,702
(Increase) decrease in amount due from related parties	(86,811)	1,308,103
Increase (decrease) in amount due to related parties	33,543	(11,623,250)
Increase in accounts payable	11,157,416	96,615
(Decrease) in advances payable	(2,329,126)	-
(Decrease) increase in other payables and accrued expenses	(555,553)	185,782
Increase (decrease) in tax payable	712,348	(44,038)
Net cash provided by (used in) operating activities	3,977,565	(1,580,037)

INVESTING ACTIVITIES
Net cash acquired from VIE acquisition	-	4,731,140
Deposit for business acquisition of Zhongtian	(1,458,106)	(1,331,558)
Cash acquired in Bocom acquisition (Note 4)	713,793	-
Cash acquired in Geo acquisition (Note 4)	2,443,677	-
Consideration paid for business acquisition of Geo (Note 4)	(6,998,811)	-
Short-term investments (Note 5)	(5,655,605)	-
Proceeds from sale of property and equipment	1,146,671	-
Purchase of property and equipment	(7,985,935)	(6,010,693)
Capitalized and purchased software development costs	(1,751)	-
Proceeds from sale of marketable securities (Note 5)	14,966,752	-
Dividends received (Note 10)	36,507	-
Deposit for purchase of software	(4,751,591)	-
Net cash used in investing activities	(7,544,399)	(2,611,111)

FINANCING ACTIVITIES
Increase in restricted cash	-	(584,668)
Receipt of advances payable	-	(200,000)
Cash received from private placement of common stock	-	13,311,211
Borrowings under short-term loan (Note 12)	5,875,549	-
Repayment of bank loan (Note 12).	(1,086,312)	-
Net cash provided by financing activities	4,789,237	12,526,543

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,222,403	8,335,395
EFFECT OF EXCHANGE RATE CHANGES ON CASH	596,353	331,371
CASH AND CASH EQUIVALENTS, BEGINNING	19,755,182	172,316
CASH AND CASH EQUIVALENTS, ENDING	$21,573,938	$8,839,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology Inc., and its subsidiaries, (the "Company") is a provider of integrated solutions for the public security sector in the People's Republic of China ("PRC"), specializing in providing public security information technology and Geographic Information Systems ("GIS") software operating services, as well as the sale of computer hardware and software, and the provision of Certificate Authority, or CA, an application platform and e-Government solution technology. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," and Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom Technology"), and through the Company’s variable interest entity ("VIE"), iASPEC Software Co, Ltd ("iASPEC"), and its subsidiary, Wuda Geoinformatics Co., Ltd ("Geo").

The accompanying financial statements, as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2007. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2008, results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007 have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

Agreement and Plan of Merger

On April 2, 2008, the Company, formerly, China Public Security Technology, entered into an Agreement and Plan of Merger (the "Merger Agreement") with China Information Security Technology, Inc. ("CIST"), a Nevada corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company agreed to merge with and into CIST, with CIST being the surviving entity (the "Reincorporation Merger"). The Reincorporation Merger became effective on April 7, 2008 (the "Effective Time").

Pursuant to the terms of the Merger Agreement, (i) the Company merged into CIST, with CIST being the surviving corporation, and the Company thereby changed its name to China Information Security Technology, Inc.; (ii) from and after the Effective Time, CIST possessed all of the rights, privileges, powers, and franchises of the Company, and the Company's debts and liabilities became the debts and liabilities of CIST; (iii) the Company's existing Board of Directors and officers became the Board of Directors and officers of CIST; and (iv) the Articles of Incorporation and Bylaws of CIST now govern the surviving entity.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

The substance of the MSA and the Option Agreement is to:

  Allow the Company to utilize the business licenses, contacts, permits and other resources of iASPEC to expand the Company’s operations and business model;
  Provide the Company with effective control over all of iASPEC's operations; and
  Allow the shareholders of iASPEC an opportunity to monetize a portion of their investment through the $1.8 million purchase option.

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46R, " Consolidation and Variable Interest Entities" ("VIEs"), ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, " Consolidated Financial Statements. " FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a VIE of the Company and iASPEC’s results are consolidated in the Company’s financial statements. While the Company has held an economic interest in iASPEC since October 9, 2006, the MSA and the Option Agreement have given the Company control over the business and operations of iASPEC, and the Company became the primary beneficiary of iASPEC. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

2. VARIABLE INTEREST ENTITY

(a)     iASPEC

The Company is the primary beneficiary of iASPEC, pursuant to the MSA, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo as described in Note 4, Business Acquisitions, the Company effectively advanced RMB38 million (approximately $5.4 million) to iASPEC in two installments on November 20, 2007 and May 8, 2008, respectively, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s majority shareholder, who, upon authority and direction of the board of directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

During the three and nine months ended September 30, 2008, all but $45,000 and $135,000, respectively of iASPEC’s net income was allocated to the Company. The $45,000 and $135,000 was attributed to minority interest in the Consolidated Statements of Income and Comprehensive Income.

The consolidation of iASPEC and its subsidiary, Geo, resulted in an increase in assets of approximately $ 37,518,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $14,975,000, an increase in Minority Interest of approximately $13,754,000, as of September 30, 2008, and an increase in net income of approximately $2,381,000 and $7,436,000 for the three and nine months ended September 30, 2008, respectively.

(b)     Joint Venture Project on manufacturing and sales of LCD screens

In May 2008, the Company’s wholly-owned subsidiary, IST, entered into a contractual joint venture agreement with Huipu Electronic (Shenzhen) Co., Ltd. to set up a joint venture project in manufacturing and sales of LCD screens. According to the contract, the Company will provide funds to the project for equipment acquisition, and the other parties will repay such equipment costs if certain revenue and income targets are not met. This contractual arrangement resulted in a variable interest under FIN 46R, as the Company is the primary beneficiary of the project. Accordingly, the assets and liabilities and revenues and expenses of this joint venture have been included in the accompanying consolidated financial statements.

During the three and five months ended September 30, 2008, the joint venture’s net income was $614,512 and $887,468, respectively, of which $307,256 and $443,734 was allocated to the minority interest in the Consolidated Statements of Income and Comprehensive Income, resulting in minority interest of $445,915, as of September 30, 2008.

The consolidation of the joint venture project resulted in an increase in assets of approximately $3,410,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $2,519,000, an increase in Minority Interest of approximately $444,000, as of September 30, 2008, and an increase of net income of approximately $307,000 and $444,000 for the three and five months ended September 30, 2008, respectively.

According to the agreement, this contractual joint venture agreement is expected to be closed by the end of December, 2008.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

2. VARIABLE INTEREST ENTITY (CONTINUED)

(c)     Joint Venture Project on leasing LED screens

In May 2008, IST, entered into a contractual joint venture agreement with Lianchengwen Technology (Shenzhen) Co., Ltd. ("LTS"), to set up a joint venture project in leasing LED screens. According to the contract, the Company will provide funds to the project for equipment acquisition and LTS will repay such equipment costs if certain revenue and income targets are not met. This contractual arrangement resulted in the creation of a variable interest under FIN 46R, as the Company is the primary beneficiary of the project. Accordingly, the assets and liabilities and revenues and expenses of this joint venture have been included in the accompanying consolidated financial statements.

During the three and five months ended September 30, 2008, the joint venture’s net income was $500,330 and $828,138, of which $250,165 and $414,061 was allocated to the minority interest in the Consolidated Statements of Income and Comprehensive Income, resulting in minority interest of $416,720, as of September 30, 2008.

The consolidation of the joint venture project resulted in an increase in assets of approximately $931,000, an increase in liabilities (consisting primarily of accounts payable) of approximately $97,000, an increase in Minority Interest of approximately $414,000, as of September 30, 2008, and an increase of net income of approximately $250,000 and $417,000 for the three and five months ended September 30, 2008, respectively.

According to the agreement, this contractual joint venture agreement is expected to be closed by the end of December, 2008.

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

4. BUSINESS ACQUISITION

(a)     Bocom Technology

On February 1, 2008, the Company and its wholly-owned British Virgin Islands subsidiary, China Public Security Holdings Limited ("CPSH"), acquired 100% of the equity interests of Information Security International Investment and Development Limited ("ISIID"), a Hong Kong company (formerly Bocom Multimedia Display Co., Ltd, a Hong Kong company), and its wholly-owned Chinese subsidiary, Shenzhen Bocom Multimedia Display Technology Co., Ltd. ("Bocom Technology"), for approximately $18,044,000. Approximately $9,044,000 of the purchase price was paid in cash in 2007, as a deposit for a business acquisition, and the balance of the purchase price was paid on April 1, 2008 through the issuance of 1,125,000 shares of the Company’s common stock valued at $ 9,000,000.

Under the terms of the acquisition agreement, 300,000 shares of the Company’s common stock are to be returned if Bocom Technology does not meet certain net income targets in 2008, and an additional 300,000 shares are to be returned if Bocom Technology does not meet certain net income targets in 2009.

Bocom Technology is a leading provider of advanced multimedia display and control technology, and the products have been widely applied in the fields of public security, communication and multimedia in China. The acquisition enhances the Company’s Police Geographic Information System ("PGIS") product line by providing full turnkey solutions to customers.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

4. BUSINESS ACQUISITION (CONTINUED)

(b)     Geo

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

Geo is a leading provider of 3S (Geographic Information System "GIS", Global Positioning System "GPS" and Remote Sensing "RS") services in China, and specializing in the development, system integration, technical services, special data productions and professional consulting and supervision services related to 3S systems. Geo was granted a Level A Certificate of Surveying & Mapping, the highest qualification for providing the widest range of GIS services in China. The acquisition enhances the Company’s product lines by providing more integrated products and services to customers. Since both Geo and iASPEC maintain certain PRC certifications and qualifications, management determined that it was appropriate and necessary for iASPEC to effectuate the acquisition of Geo. Therefore, IST advanced RMB38,000,000 (approximately $5.4 million) to iASPEC. iASPEC used the advance along with its working capital, to complete the Geo acquisition.

The following represents the preliminary purchase price allocation of ISIID and Bocom Technology (collectively "Bocom") and Geo based on their estimated fair values at the dates of acquisition. The purchase price allocations are subject to refinement:

	Bocom	Geo	Total

Cash and cash equivalents	$713,793	$2,443,677	$3,157,470
Accounts receivable	2,851,883	1,146,794	3,998,677
Advances to suppliers	475,120	187,969	663,089
Inventory	1,332,661	91,075	1,423,736
Other current assets	431,912	708,283	1,140,195
Property and equipment	49,611	3,753,779	3,803,390
Long-term investment	-	2,919,313	2,919,313
Goodwill	11,547,528	2,373,703	13,921,231
Intangible assets	4,207,282	2,050,639	6,257,921
Current liabilities	(3,565,363)	(5,099,126)	(8,664,489)
Minority interest	-	(3,527,033)	(3,527,033)

Total purchase price	$18,044,427	$7,049,073	$25,093,500

The operating results of Bocom have been included in the Company’s condensed consolidated financial statements since February 1, 2008, the acquisition date. Intangible assets include technology and a trademark with estimated useful lives of 10 and 20 years respectively. Goodwill is not expected to be deductible for tax purposes.

The operating results of Geo have been included in the condensed consolidated financial statements from the April 1, 2008 acquisition date. Intangible assets include software, trademarks and customer bases with estimated useful lives of 10, 20 and 5 years respectively. Goodwill on the acquisition is not expected to be deductible for tax purposes.

The following tables show supplemental information of the results of operations on a pro forma basis for the three and nine months ended September 30, 2007 and 2008, as if the acquisitions of Bocom and Geo had been completed at the beginning of the respective periods. No proforma information for the three months ended September 30, 2008 is presented since the historical results of operations include results for both Bocom and Geo for the entire three-month period.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

4. BUSINESS ACQUISITION (CONTINUED)

For nine months ended September 30, 2008 (unaudited)
	Historical
			Pro Forma	Pro
	CIST	Bocom & Geo	Adjustments	Forma

Revenue	$66,292,823	$911,203	$-	$67,204,026

Income (loss) from operations	$20,120,534	$(303,555)	$(71,403)	$19,745,575

Minority interest	$(1,034,864)	$-	$104,445	$(930,419)

Net income (loss)	$18,663,598	$(325,737)	$33,042	$18,370,903

Weighted Average Number of Shares Outstanding
Basic	45,766,974	-	659,615	46,426,590
Diluted	46,173,395	-	659,615	46,833,010

Earnings per share
Basic	$0.41	-	-	$0.40
Diluted	$0.40	-	-	$0.39

For nine months ended September 30, 2007 (unaudited)
	Historical
			Pro Forma	Pro
	CIST	Bocom & Geo	Adjustments	Forma

Revenue	$18,598,021	$4,598,074	$-	$23,196,095

Income (loss) from operations	$10,579,141	$(1,752,157)	$(253,935)	$8,573,049

Minority interest	$(45,000)	$-	$876,859	$831,859

Net income (loss)	$10,420,382	$(1,804,044)	$622,924	$9,239,262

Weighted Average Number of Shares Outstanding
Basic	38,438,770	-	1,125,000	39,563,770
Diluted	38,871,098	-	1,125,000	39,996,098

Earnings per share
Basic	$0.27	-	-	$0.23
Diluted	$0.27	-	-	$0.23

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

4. BUSINESS ACQUISITION (CONTINUED)

For three months ended September 30, 2007 (unaudited)	Historical
			Pro Forma	Pro
	CIST	Bocom & Geo	Adjustments	Forma

Revenue	$10,158,286	$1,894,050	$-	$12,052,336

Income (loss) from operations	$3,908,929	$(783,743)	$(86,359)	$3,038,828

Minority interest	$(45,000)	$-	$436,926	$391,926

Net income (loss)	$3,722,378	$(810,903)	$350,567	$3,262,042

Weighted Average Number of
Shares Outstanding
Basic	39,418,720		1,125,000	40,543,720
Diluted	39,891,236		1,125,000	41,016,236

Earnings per share
Basic	$0.09	-	-	$0.08
Diluted	$0.09	-	-	$0.08

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Bocom and Geo, and the 43% minority interest of Geo.

5. SHORT-TERM INVESTMENTS

On November 9, 2007, the Company invested in three equity-linked notes ("ELNs"), for HKD 176,814,000 (approximately $22,654,000). The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Mr. Lin provided a guarantee ("Lin Guarantee") against any losses sustained as a result of the Company’s investment in the ELNs.

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

As of September 30, 2008, short-term investments consist of investments in Currency-linked Capital Protected Investment products in the amount of RMB40 million (approximately $5.8 million). These investments have a term of one year and will be due on June 25, 2009. The return rate on these investments is 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HKD) and U.S. Dollars on June 23, 2009. Based on exchange rates at September 30, 2008, the return rate would currently be 4.1975%.

These investments have been pledged as collateral for a bank term loan for HKD40 million (approximately $5.1 million) that the Company drew on July 8, 2008. (Note 12)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

6. ACCOUNTS RECEIVABLE

As of September 30, 2008, the Company’s top five customers accounted for 35.2% of accounts receivable. No customer accounted for greater than 10% of accounts receivable at September 30, 2008. As of December 31, 2007, the Company’s top five customers accounted for 40.5% of accounts receivable, two of which accounted for 20% and 10% respectively. No other customer accounted for greater than 10% of accounts receivable at December 31, 2007. The top five customers accounted for 40.5% and 42.0% of the revenue from third parties for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the top five customers accounted for 19.7% and 45.2% of the revenue from third parties, respectively.

For the three months ended September 30, 2008, one customer accounted for 12.9% of the third party revenue and no other customers accounted for greater than 10% of third party revenue. No customer accounted for greater than 10% of third party revenue for the nine months ended September 30, 2008. For the three months ended September 30, 2007, two customers accounted for 28%, and 15% of third party revenue, respectively and no other customers accounted for greater than 10% of third party revenue. For the nine months ended September 30, 2007, two customers accounted for 21%, and 12% of third party revenue, respectively and no other customers accounted for greater than 10% of third party revenue.

Accounts receivable include $5.7 million of unbilled accounts receivable at September 30, 2008. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the completion of work orders, which is estimated to be within one year.

Accounts receivable also includes a note receivable of $2,334,029 due from Huipu Electronic (Shenzhen) Co., Ltd. The note, payment of which is guaranteed by a bank, bears no interest and matures on March 27, 2009.

7. RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2008, amount due from (to) related parties consists of:

September 30, 2008

Due from related company
- Xiamen Yili Geo Information Technology Co., Ltd.	$87,526
Due to related company
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$544,715
- LTS	33,543
$578,258

Xiamen Yili Geo Information Technology Co., Ltd. ("Yili"), is 8.33% owned by Geo. It is engaged in 3S services in China, and specializes in the development, system integration, technical service, special data production and professional consulting and supervision services related to 3S systems.

Wuhan Geo Navigation and Communication Technology Co., Ltd. ("Geo Navigation") is 9.09% owned by Geo. It is engaged in the research and development of 3S-related software. The balance represents advances from Geo Navigation to Geo which bear no interest.

In May 2008, IST, entered into a contractual joint venture agreement with LTS, to set up a joint venture project in leasing LED screens. The balance represents advances from LTS to the joint venture project.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

7. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

Revenue - related party (Continued)

Amount earned from Yili during the three and nine months ended September 30, 2008 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Revenue	$14,592	$14,592
Cost of sales	(16,988)	(16,988)
Net	$(2,396)	$(2,396)

Effective July 1, 2007, the date when iASPEC became the Company’s VIE, the results of iASPEC’s operations have been consolidated with the Company’s results of operations. Prior to July 1, 2007, revenue earned from iASPEC under the Turnkey Agreement was recorded as related party revenue in the Company’s financial statements.

Amounts earned from iASPEC under the Turnkey Agreement during the three and nine months ended September 30, 2007 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007

Revenue, per contracts	$8,781,422	$12,713,673

Cost of sales incurred by iASPEC	(4,786,916)	(6,558,443)
Expenses paid by iASPEC on behalf of IST	(337,073)	(678,974)
Net	$3,657,433	$5,476,256

Fee payable to iASPEC under the Turnkey Agreement	$45,000	$90,000

8. INVENTORIES

As of September 30, 2008 and December 31, 2007, inventories consist of:

	September 30,	December 31,
	2008	2007

Raw materials	$2,082,425	$-
Finished goods	3,778,029	402,940
Installations in process	6,992,384	4,376,990
Total	12,852,838	4,779,930

Less: allowance for slow-moving or obsolete inventories		-
	$12,852,838	$4,779,930

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

9. LONG-TERM INVESTMENTS

September 30,
2008

Investments, at cost	$2,990,475
Less: impairment	-

$2,990,475

Investments consist primarily of Geo’s 20% equity investment in Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe"), at a cost of RMB20 million (approximately $2.91 million). Although Geo owns 20% of Tianhe, Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

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

Long-term investments also include Geo’s investments in Yili and Geo Navigation. During the three months ended September 30, 2008, the Company received dividends of RMB249,900 (approximately $36,000) in connection with it’s investment in Yili.

10. PROPERTY AND EQUIPMENT

As of September 30, 2008 and December 31, 2007, property and equipment consists of:

	September 30,	December 31,
	2008	2007

Office equipment	$496,523	$116,299
Electronics equipment	16,587,250	8,237,963
Motor vehicles	981,264	566,375
Purchased software	3,433,464	3,126,357
Office building	7,274,046	5,027,304
Leasehold improvements	56,779	-
Total	28,829,326	17,074,298

Less: accumulated depreciation	(6,808,708)	(3,247,402)
	$22,020,618	$13,826,896

Depreciation expense for the three months ended September 30, 2008 and 2007 was $1,693,200 and $581,393, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $3,457,334 and $683,941, respectively.

Geo’s office building, with a net book value of approximately $3,129,000 at September 30, 2008, has been pledged as collateral for a short-term bank loan of RMB5 million ($729,384) (Note 12).

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

11. INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, intangible assets consist of:

	September 30, 2008	December 31, 2007

Software	$1,517,664	$983,270
Technology	7,150,734	4,432,398
Trademarks	3,340,579	-
Customer base	291,754	-
Total	12,300,731	5,415,668

Less: accumulated amortization	(1,386,467)	(521,271)
	$10,914,264	$4,894,397

Amortization expense for the three months ended September 30, 2008 and 2007 was $299,378 and $47,501, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $811,553 and $47,501, respectively.

Estimated future amortization of intangible assets as of September 30, 2008 is as follows:

2008 (remaining three months)	$295,209
2009	1,178,769
2010	1,123,686
2011	1,021,403
2012	987,309
Thereafter	6,307,888
Total	$10,914,264

12. SHORT-TERM BANK LOAN

On June 27, 2008, iASPEC’s subsidiary, Geo drew a short-term bank loan of RMB5,000,000 ($729,384). The loan has a fixed interest rate at 7.47% per annum and matures on June 27, 2009.  Interest on the loan will be paid monthly and the principal is due at maturity. The loan is collateralized by Geo’s land and office buildings.

On July 8, 2008, the Company’s subsidiary, ISIID, drew a term loan for HKD40,000,000 ($5,147,939) from a bank.  The loan is payable in 12 monthly installments of principal and interest and has a weighted average interest rate of 4.61% per annum. The loan is guaranteed by Mr. Lin, iASPEC, Bocom Technology, CPSH and the Company and is collateralized by the Company’s short-term investments. The maturity date of the loan is July 8, 2009.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

13. INCOME TAX EXPENSE

Pre-tax income for the three and nine months ended September 30, 2008 and 2007 was taxable in the following jurisdictions:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

PRC	$9,869,477	$3,797,666	$23,005,488	$10,495,670
Others	(832,061)	-	(2,400,218)	-

Income before income taxes	$9,037,416	$3,797,666	$20,605,270	$10,495,670

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

Under the current laws of the British Virgin Islands, dividends and capital gains arising from the Company's investments there are not subject to income taxes and no withholding tax is imposed on payments of dividends by the Company.

The reconciliation of income tax expense for income tax computed at the PRC federal statutory tax rate applicable to enterprises operating in the Shenzhen Special Economic Zone is as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

PRC federal statutory tax rate	18%	15%	18%	15%

Computed expected income tax expense	$1,774,934	$569,650	$4,138,053	$1,574,351
Tax exemption	(1,451,330)	(539,362)	(3,358,914)	(1,544,063)
Tax on non-deductible expenses	54,579	-	127,669	-

Income tax expense	$378,183	$30,288	$906,808	$30,288

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

13. INCOME TAX EXPENSE (CONTINUED)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007, and did not have any unrecognized tax benefits. There was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and nine months ended September 30, 2008 and 2007.

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

(b) Equity Transfer Agreement

On July 1, 2008, Mr. Lin, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Mr. Jin Zhu Cai (“Mr. Cai”), the owner of the 24% minority interest in iASPEC, pursuant to which, Mr. Lin agreed to purchase the Minority Interest from Mr. Cai, for a total consideration of RMB60 million (approximately $8.72 million) (the “Purchase Price”). The Purchase Price is payable in 1,527,855 shares of restricted common stock of the Company owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008). Mr. Lin has delivered the shares by end of September 2008. As a result of the Equity Transfer Agreement, Mr. Lin now holds 100% of the equity interest of iASPEC.

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

On November 30, 2007, subject to ratification of the Plan by the stockholders, the Company issued options to certain employees to purchase 490,000 shares of the Company’s common stock, par value $0.01, with an exercise price of $9.48 per share. The options were to vest on December 5, 2008 and expire on December 5, 2011.

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company’s common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they have been treated as a modification of the terms of the cancelled award in accordance with SFAS 123R. One quarter of these newly granted shares vest each quarter over the one–year period after the grant, therefore 100,000 shares of common stock became vested on June 20, 2008 and September 20, 2008, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

14. STOCKHOLDERS’ EQUITY (CONTINUED)

(c) Stock-based compensation (Continued)

The Company uses the Black-Scholes option pricing model to measure the fair value of stock options granted. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as by assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The expected term represents the weighted average period of time that stock-based awards are expected to be outstanding, giving consideration to employees’ expected exercise and post-vesting employment termination behavior. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. T-bill with maturity terms similar to the expected term on the stock-based awards. The Company does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

During the three and nine months ended September 30, 2008, the Company recognized $310,367 and $1,004,699, respectively, of compensation expense related to the Plan. As of September 30, 2008, after the vesting of 200,000 shares of common stock, there is approximately $595,696 of unrecognized expense related to the remaining non-vested shares. A summary of the status of the Company’s non-vested stock options and shares during the nine months ended September 30, 2008 is as follows:

Non-vested Options	Shares	Fair Value
Non-vested at January 1, 2008	490,000	$3.41
Cancelled and modified	(490,000)	$3.94
Non-vested at September 30, 2008	-	$-

Shares	Shares	Fair Value
Non-vested at January 1, 2008	-	$-
Granted at March 20, 2008	400,000	$4.30
Vested at June 20, 2008	(100,000)	$4.30
Vested at September 20, 2008	(100,000)	$4.30
Non-vested at September 30, 2008	200,000	$4.30

15. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial statements of IST, ISS, iASPEC, Bocom Technology and Geo are measured using the local currency (Chinese Renminbi Yuan) as the functional currency. The assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the period. Translation adjustments are included in comprehensive income in the accompanying statements of income and comprehensive income. During the three months ended September 30, 2008 and 2007, the Company recorded translation (loss) gain of ($32,903) and $508,876, respectively, as a component of accumulated other comprehensive income. During the nine months ended September 30, 2008 and 2007, the Company recorded translation gains of $4,251,088 and $847,539, respectively, as a component of accumulated other comprehensive income.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

16. COMMITMENTS AND CONTINGENCIES

iASPEC and Bocom Technology lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under ten lease agreements that will expire through June 2011. Rent expense for the three months ended September 30, 2008 and 2007 was approximately $126,000 and $12,000, respectively. Rent expense for the nine months ended September 30, 2008 and 2007 was approximately $312,000 and $36,000, respectively.

Future minimum lease payments under these lease agreements as of September 30, 2008 are as follows:

Year ending December 31,

2008 (remaining three months)	$96,000
2009	369,000
2010	191,000
2011	34,000

Total	$690,000

17. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has realigned its management and segment reporting structure effective June 30, 2008. Prior to the June 30, 2008, the Company reported all of its operations in one segment. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following three segments:

(a) Information Security Segment: includes revenues from information security related projects;

(b) GIS Segment: includes the PGIS and Civil-use GIS sales;

(c) Product Sales Segment: includes Bocom’s and ISS’s product sales.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and Others".

Selected information in the new segment structure is presented in the following tables for the three and nine months ended September 30, 2008 and 2007 (Amounts prior to the quarter ended June 30, 2008 have been restated to conform to current segment classifications):

Revenues by segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues (1)

Information Security Segment	$ 8,055,059	$ 2,285,473	$ 21,635,343	$ 5,248,952
GIS Segment	11,050,738	7,872,813	27,984,314	13,349,069
Product Sales Segment	8,071,857	-	16,673,166	-

	$ 27,177,654	$ 10,158,286	$ 66,292,823	$ 18,598,021

(1) Revenues by operating segments exclude intercompany transactions.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income by segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Income from operations:
Information Security Segment	$ 4,914,882	$ 1,013,917	$ 10,520,719	$ 2,471,031
GIS Segment	2,006,013	3,096,576	7,854,902	8,572,831
Product Sales Segment	2,278,738	-	3,178,881	-
Corporate and others (2)	(485,866)	(201,564)	(1,433,968)	(464,721)

Income from operations	$ 8,713,767	$ 3,908,929	$ 20,120,534	$ 10,579,141

Corporate other income (loss)	265,295	(127,143)	376,394	(124,863)
Corporate interest income	133,475	15,880	191,350	41,392
Corporate interest expense	(75,121)	-	(83,008)	-

Income before income taxes and minority interest	$ 9,037,416	$ 3,797,666	$ 20,605,270	$ 10,495,670

Minority interest	(624,958)	(45,000)	(1,034,864)	(45,000)
Income taxes	(378,183)	(30,288)	(906,808)	(30,288)

Net income	$ 8,034,275	$ 3,722,378	$ 18,663,598	$ 10,420,382

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Non cash employee compensation by segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Non cash employee compensation:
Information Security Segment	$ 23,278	-	$ 75,353	-
GIS Segment	223,464	-	723,383	-
Product Sales Segment	38,796	-	125,587	-
Corporate and others	24,829	-	80,376	-

	$ 310,367	-	$ 1,004,699	-

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

17. CONSOLIDATED SEGMENT DATA （CONTINUED）

Total assets by segment at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Total assets
Information Security Segment	$ 40,104,287	$ 10,748,360
GIS Segment	61,202,887	29,905,165
Product Sales Segment	46,618,976	15,410,363
Corporate and others (3)	1,660,735	32,789,907

	$ 149,586,885	$ 88,853,795

(3) Balance at December 31, 2007 included investments in securities related to ELNs, cash balances and deposit paid for acquisition of subsidiaries.

Depreciation and amortization by segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Depreciation and amortization:
Information Security Segment	$ 1,088,041	$ 71,931	$ 1,666,658	$ 174,479
GIS Segment	654,794	556,963	1,903,115	-
Product Sales Segment	239,018	-	666,612	-
Corporate and others	10,725	-	32,175	-

	$ 1,992,578	$ 628,894	$ 4,268,560	$ 174,479

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

18. SUBSEQUENT EVENTS

(a) Acquisition of Zhongtian Technology

On September 29, 2008, the Company reported its entry into a share purchase agreement (the “Purchase Agreement”), among the Company, CPSH and Wide Peace International Investments Limited, a British Virgin Islands company (“Wide Peace”), for the purchase of Kwong Tai International Technology Limited, a Hong Kong company, and its wholly-owned Chinese subsidiary, Shenzhen Zhongtian Technology Development Company Ltd. (“Zhongtian Technology”), for a purchase price of $16,500,000.

On October 31, 2008 (the “Closing Date”), the Company, CPSH and Wide Peace consummated the transactions contemplated by the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall pay $9,900,000 (approximately RMB67,617,000) of the purchase price in cash on the Closing Date, of which $1,458,106 has been paid as deposit for the acquisition by September 30, 2008. The Company is obligated to pay the remaining $6,600,000 of the purchase price in 1,280,807 shares of the Company’s common stock (the “Shares”), valued at $5.153 per share (the average of the closing price of the Company’s common stock for the 20 trading days prior to September 23, 2008), within 90 days of the Closing Date.

The Purchase Agreement contains a make good provision pursuant to which Wide Peace pledged to return to CPSH or the Company 355,164 of the Shares if Zhongtian Technology does not attain an audited minimum after tax net income ("ATNI") of $2,200,000 for fiscal year 2009, and an additional 355,164 of the Shares if Zhongtian Technology does not attain an audited minimum ATNI of $2,860,000 for fiscal year 2010. If the audited ATNI of Zhongtian Technology for either 2009 and 2010, as reflected in its audited accounts prepared in compliance with United States generally accepted accounting principles, meets the respective thresholds for 2009 and 2010, then the pledged Shares for each such period will be released from the pledge whenever the applicable threshold is attained. However, if the audited ATNI for 2009 or 2010 fails to reach the applicable threshold, then Wide Peace is obligated to transfer title to and deliver such pledged Shares to CPSH or the Company or to such other person as they may direct to receive such Shares.

(b) Stock Repurchase Program

On October 13, 2008, the Board of Directors approved a $5.0 million stock repurchase program.

The amount, timing and extent of any repurchases will depend on market conditions, the trading price of the Company’s common stock and other factors and will be subject to restrictions relating to volume, price and timing under applicable law. The Company expects to implement this share repurchase program over the next 12 months.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•

“CIST”, “we,” “us,” or “our” and the “Company” are references to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries: Information Security Technology (China) Co., Ltd., a PRC company, or IST (formerly, Public Security Technology (PRC) Co., Ltd.); Public Security Technology (China) Co., Ltd., a Hong Kong company; Information Security Software Investment Limited, a Hong Kong company,  or ISSI (formerly: Fortune Fame International Investment Limited), and its wholly-owned subsidiary, Information Security Software (China) Co., Ltd. a PRC company, or ISS, (formerly: Information Security Development Technology (Shenzhen) Co., Ltd.); Information Security International Investment and Development Limited, a Hong Kong company, or ISIID(formerly: Bocom Multimedia Display Co., Ltd.), and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co., Ltd, or Bocom Technology; Kwong Tai International Technology  Limited, Hong Kong company, or Kwong Tai, and its wholly-owned PRC subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian Technology; and iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary Wuhan Wuda Geoinformatics Co., Ltd., or Geo.

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

Use of Non-GAAP Financial Measures

We use financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, in sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  All of the non-GAAP financial measures used by us in this Report relate to the inclusion of financial information of iASPEC. Effective as of July 1, 2007, iASPEC became our variable interest entity, or VIE, whose operating results began to be reflected in the financial data starting from July1, 2007. Therefore, the financial data for the nine months ended September 30, 2007 reflects the operating results of CIST and its subsidiaries for the first nine months of 2007 and the operating results of its VIE for the third quarter of 2007. We have provided non-GAAP financial measures through the reallocation of net related party revenue from iASPEC before it became a consolidated entity, which is not in accordance with US GAAP. The reconciliation of non-GAAP financial measures to the most directly comparable GAAP measure is provided in the aforementioned sections where non-GAAP financial measures are present in this Report and a table reconciling such GAAP and non-GAAP financial measure accounts is shown under the caption “Operating Results” within “Managements Discussion and Analysis of Financial Condition and Results of Operation”. Non-GAAP financial measures that do not appear under “Operating Results” are indicated with an “*”.  Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP financial measures would be misleading to investors and would not reflect the substance of our performance.

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

Recent Developments

Acquisition of Zhongtian Technology

On October 31, 2008, completed the acquisition of Kwong Tai International Technology Limited, a Hong Kong company, and its wholly-owned Chinese subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian Technology, from Wide Peace International Investments Limited, a British Virgin Islands company, or Wide Peace, for a purchase price of $16,500,000,  $9,900,000 (approximately RMB67,617,000) of which was payable in cash by the closing date, and the remaining $6,600,000 of which is payable in 1,280,807 shares of our common stock, valued at $5.153 per share (the average of the closing price of our common stock for the 20 trading days prior to September 23, 2008), within 90 days of the closing of the transaction.

Under the terms of the stock purchase agreement dated September 23, 2008, Wide Peace is obligated to return 355,164 of the purchased shares to us if Zhongtian Technology does not attain an audited minimum after tax net income, or ATNI, of $2,200,000 for fiscal year 2009, and an additional 355,164 of the shares if Zhongtian Technology does not attain an audited minimum ATNI of $2,860,000 for fiscal year 2010. If the audited ATNI of Zhongtian Technology for either 2009 and 2010, as reflected in its audited accounts prepared in compliance with United States generally accepted accounting principles, meets the respective thresholds for 2009 and 2010, then the pledged shares for each such period will be released from the pledge whenever the applicable threshold is attained. However, if the audited ATNI for 2009 or 2010 fails to reach the applicable threshold, then Wide Peace is obligated to transfer title to and deliver such pledged shares to us. For more details regarding the Zhongtian Technology transaction, see our Current Reports on Form 8-K filed with the SEC on September 29, 2008 and November 3, 2008.

Overview of Business Operations in the Third Fiscal Quarter of 2008

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the collectability of receivables, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.

We generate revenue through software development, systems integration, product sales and provision of related support services. Our revenue during the quarter ended September 30, 2008 reflects the expansion of our operations to include the operations of ISS, Bocom Technology and Geo. The total value of our backlog of contracts is now estimated to be approximately $21.49 million, which consists of $14.61 million relating to uncompleted contracts as of September 30, 2008, and $6.88 million relating to newly signed, but not yet implemented contracts.

We have successfully expanded our geographical presence to 24 provinces and provincial cities all over China, including Guangdong, Inner Mongolia, Fujian, Liaoning, Beijing, Shanghai, Sichuan, Hainan, Hubei and Xinjiang provinces, and continued our rapid penetration in the public security sector. The total value of our newly signed contracts in the third quarter reached $26.75 million, and included a 120 Emergency Medical Service (EMS) GIS Command and Coordination System in Shenzhen, valued at $1.5 million; two contracts to construct the Aerophotogrammetrical Surveys and Digital Maps for the Bureaus of Land and Resources of Nanning in Guangxi Province and Jiaxing in Zhejiang Province, valued at $1.3 million and $3.3 million respectively; the Phase II Project for Shenzhen Residence Card Information Management System, valued at $7.0 million; a Police Geographic Information System ('PGIS') for the Kashgar City Police Bureau in Xinjiang Province, valued at $1.0 million; and a Logistics Intelligent Surveillance Information System ('LISI System') for the Shenzhen International Airport, valued at $2.1 million.

In this quarter we also successfully expanded the application and portfolio of our Intelligent Border Control technology and Police-use Geographical Information System in the civil market, thereby enhancing our brand recognition and creating new marketing opportunities throughout China. As the Chinese government continues to invest in upgrading the infrastructure of its city, we continue to see a strong demand for our product and services. We expect that the growth momentum in the public security information technology industry in China will remain strong, and that this momentum will contribute to our continued growth and expansion in the coming years.

Third Quarter and First Nine Months Financial Performance Highlights

We continued to experience strong demand for our products and services during the three and nine months ended September 30, 2008, which resulted in revenue and net income growth. The following are some financial highlights for the three and nine months ended September 30, 2008:

•   Revenue: Revenue increased $17.02 million, or 167.5%, to $27.18 million for the three months ended September 30, 2008, from $10.16 million for the same period in 2007. Revenue increased $40.46 million, or 156.6%, to $66.29 million for the nine months ended September 30, 2008, from $25.84 million* for the same period in 2007.

•   Income from operations: Income from operations increased $4.80 million, or 122.8%, to $8.71 million for the three months ended September 30, 2008, from $3.91 million for the same period in 2007. Income from operations increased $9.54 million, or 90.2%, to $20.12 million for the nine months ended September 30, 2008, from $10.58 million* for the same period in 2007.

•   Net income: Net income increased $4.31 million, or 115.8%, to $8.03 million for the three months ended September 30, 2008, from $3.72 million* for the same period in 2007. Net income increased $8.24 million, or 79.1%, to $18.66 million for the nine months ended September 30, 2008, from $10.42 million* for the same period in 2007.

•   Fully diluted net income per share: Fully diluted net income per share was $0.17 for the three months ended September 30, 2008, as compared to $0.09 for the same period in 2007. Fully diluted net income per share was $0.40 for the nine months ended September 30, 2008, as compared to $0.27 for the same period in 2007.

Our net income for the three months ended September 30, 2008 and 2007 was approximately $8.03 million and $3.72 million, respectively. Net income for the nine months ended September 30, 2008 and 2007, was approximately $18.66 million and $10.42 million*, respectively. For the three and nine months ended September 30, 2008, our net income was impacted by a stock-based compensation cost recognized pursuant to SFAS 123 (R), while there was no stock-based compensation in the same period in 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of stock-based compensation on our net income and net income per share.

The following table represents the impact of our stock-based compensation cost for the three and nine months ended September 30, 2008:

	Three Months	Nine months
	Ended	Ended
	September 30, 2008	September 30, 2008

Net income	$8,034,275	$18,663,598
Stock-based compensation (“SBC”)	310,367	1,004,699
Net income (without SBC)	$8,344,642	$19,668,297

Weighted average number of shares outstanding
Basic	46,066,067	45,766,974
Diluted	46,355,078	46,173,395

Earnings per share (without SBC)
Basic	$0.18	$0.43
Diluted	$0.18	$0.43

Operating Results

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. Therefore, the financial data for the nine months ended September 30, 2007 reflects the operating results of CIST and its subsidiaries for the first nine months of 2007 and the operating results of its VIE for the third quarter of 2007. The non-GAAP financial data for the nine months ended September 30, 2007 reallocates related party revenue from iASPEC.

For the Three- Month Periods Ended September 30, 2008 and 2007 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Revenue - third parties	$27,163,062	$10,158,286
Revenue – related party	14,592
TOTAL REVENUE	27,177,654	10,158,286

Cost of Revenue	(14,720,619)	(5,085,459)

GROSS PROFIT	12,457,035	5,072,827

Administrative expenses	(2,349,130)	(801,195)
Research and development expenses	(748,853)	(261,475)
Selling expenses	(645,285)	(101,228)

INCOME FROM OPERATIONS	8,713,767	3,908,929

Other income, net	265,295	(127,143)
Interest income	133,475	15,880
Financial cost	(75,121)	-
Minority interest	(624,958)	(45,000)
Income tax expense	(378,183)	(30,288)

NET INCOME	$8,034,275	$3,722,378
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	46,066,067	39,418,720
Diluted	46,355,078	39,835,665

EARNINGS PER SHARE
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

As A Percentage of Revenue
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Revenue – third parties	99.95%	100.00%
Revenue – related party	0.05%	0.00%
Cost of revenue	54.16%	50.06%
Gross profit	45.84%	49.94%
Administrative expenses	8.64%	7.89%
Research and development expenses	2.76%	2.57%
Selling expenses	2.37%	1.00%
Income from operations	32.06%	38.48%
Other income, net	0.98%	-1.25%
Interest income	0.49%	0.16%
Financial cost	0.28%	-
Minority interest	2.30%	0.44%
Income tax expense	1.39%	0.30%
Net income	29.56%	36.64%

Revenue

For the three months ended September 30, 2008, revenue was $27.18 million, compared to $10.16 million for the same period in 2007, an increase of $17.02 million, or 167.5%. The increase is primarily attributable to the consolidation in 2008 of ISS, Bocom, Geo and two joint ventures on various dates from November 1, 2007 through May 1, 2008, which collectively contributed $10.51 million to our revenues for the three months ended September 30, 2008. Our revenue growth is also due to the development of our new product lines, our procurement of several large-scale systems integration projects, our expansion to markets outside Shenzhen City, and our newly signed contracts with fourteen provinces and provincial cities in China.

Cost of Revenue

Our cost of revenue increased $9.63 million, or 189.2%, to $14.72 million, for the three months ended September 30, 2008, from $5.09 million for the same period in 2007. The consolidation of ISS, Bocom Technology, Geo and two joint ventures contributed $6.73 million to the increase in the cost of revenue. The increase was generally in line with the revenue increase. As a percentage of revenue, our cost of revenue was 54.2% for the three months ended September 30, 2008, as compared to 50.0% for the same period in 2007. During the third quarter of 2008, revenue from large-scale systems integration projects, such as large-scale hardware projects, comprised a higher proportion of total revenue. The cost of hardware is greater for procured hardware used in these large-scale projects, which contributed to the increase in our cost of revenue. In addition, IST’s Joint Venture Project on manufacturing and selling LCD screens, had a higher cost of revenue at 81.7%, which also contributed to the higher ratio for the three months ended September 30, 2008.

Gross Profit

For the three months ended September 30, 2008, our gross profit increased to $12.46 million, from $5.07 million for the same period in 2007, a $7.39 million, or 145.8% increase. For the three months ended September 30, 2008, our gross profit as a percentage of revenue decreased to 45.8%, from 49.9% for the same period in 2007. This decrease was due to the lower margins reported by our recent acquisitions, as well as the significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. For the three months ended September 30, 2008, our administrative expenses increased to $2.35 million, from $0.80 million for the three months ended September 30, 2007, a $1.55 million, or 193.8% increase, from period to period. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs such as salary, office operation expenses and legal and audit fees in connection with the expansion of our operations during the 2008 period. In addition, $0.31 million of stock-based compensation was charged to administrative expenses in connection with our 2007 Equity Incentive Plan. As a percentage of revenue, administrative expenses increased to 8.6% for the three months ended September 30, 2008, from 7.9% for the same period in 2007. We believe that this increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. For the three months ended September 30, 2008, research and development expenses increased to $0.75 million, from $0.26 million for the three months ended September 30, 2007, a $0.49 million, or 188.5% increase, from period to period. Increased research and development expense arose from the consolidation of Geo of $0.08 million, together with increases at iASPEC and IST reflecting our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

For the three months ended September 30, 2008, our selling expenses increased to $0.65 million from $0.10 million for the same period in 2007, a $0.54 million, or 550% increase, from period to period, primarily attributable to the consolidation of ISS, Bocom Technology and Geo. As a percentage of revenue, our selling expense for the three months ended September 30, 2008 and 2007 remained stable.

Income from Operations

Income from operations increased $4.80 million, or 122.8%, to $8.71 million for the three months ended September 30, 2008, from $3.91 million for the same period in 2007. Income from operations as a percentage of revenue decreased to 32.1% for the three months ended September 30, 2008, from 38.5% for the same period in 2007. This decrease was due to the lower margins reported by recent acquisitions, as well as the significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Minority Interest

Compared with $0.05 million for the same period in 2007, minority interest increased $0.57 million, or 1140%, to $0.62 million for the three months ended September 30, 2008. The increase was mainly due to the consolidation of two joint venture projects.

Income Tax Expense

Our subsidiaries, IST, ISS and Bocom Technology, and our VIE, iASPEC are subject to EIT at a rate of 18% of assessable profits in 2008. Geo is subject to EIT at a rate of 15% of assessable profits as a High-Tech Enterprise. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended September 30, 2008. In addition, IST is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 50% tax exemption for the next three years. Income tax expenses for the three months ended September 30, 2008 and 2007, was $0.38 million, and $0.03 million, respectively.

Net Income

As a result of the factors described above, net income increased $4.31 million, or 115.9%, to $8.03 million for the three months ended September 30, 2008, from $3.72 million for the same period in 2007.

For the Nine- Month Periods Ended September 30, 2008 and 2007 (Unaudited)
				Non-GAAP
	Nine months	Nine months	Reallocation	Nine months
	Ended	Ended	Of	Ended
	September 30,	September 30,	Related Party	September 30,
	2008	2007	Revenue	2007

Revenue - third parties	$ 66,278,231	$ 13,121,765	$ 12,713,673	$ 25,835,438
Revenue – related party	14,592	5,476,256	(5,476,256)	-
TOTAL REVENUE	66,292,823	18,598,021	7,237,417	25,835,438

Cost of Revenue	(36,063,340)	(5,894,002)	(6,303,160)	(12,197,162)

GROSS PROFIT	30,229,483	12,704,019	934,257	13,638,276

Administrative expenses	(6,425,286)	(1,354,325)	(457,151)	(1,811,476)
Research and development expenses	(1,978,326)	(335,524)	(324,791)	(660,315)
Fee to iASPEC under the Turnkey Agreement	-	(90,000)	-	(90,000)
Selling expenses	(1,705,337)	(345,029)	(152,315)	(497,344)

INCOME FROM OPERATIONS	20,120,534	10,542,760	-	10,542,760

Other income, net	376,394	(124,863)	-	(124,863)
Interest income	191,350	41,392	-	41,392
Financial cost	(83,008)	-	-	-
Minority interest	(1,034,864)	(45,000)	-	(45,000)
Income tax expense	(906,808)	(30,288)	-	(30,288)

NET INCOME	$ 18,663,598	$ 10,420,382	$ -	$ 10,420,382

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	45,766,974	38,438,770		NA
Diluted	46,173,395	38,871,098		NA

EARNINGS PER SHARE
Basic	$ 0.41	$ 0.27		NA
Diluted	$ 0.40	$ 0.27		NA

As A Percentage of Revenue
			Non-GAAP
	Nine months Ended	Nine months Ended	Nine months Ended
	September 30,	September 30,	September 30,
	2008	2007	2007

Revenue – third parties	99.98%	70.55%	100.00%
Revenue – related party	0.02%	29.45%	0.00%
Cost of revenue	54.40%	31.69%	47.21%
Gross profit	45.60%	68.31%	52.79%

Administrative expenses	9.69%	7.28%	7.01%
Research and development expenses	2.98%	1.80%	2.56%
Fee to iASPEC under the Turnkey Agreement	0.00%	0.48%	0.35%
Selling expenses	2.57%	1.86%	1.93%
Income from operations	30.35%	56.88%	40.95%

Other income	0.57%	-0.67%	-0.48%
Interest income	0.28%	0.22%	0.16%
Financial cost	0.12%	-	-
Minority interest	1.56%	0.24%	0.17%
Income tax expense	1.37%	0.16%	0.12%
Net income	28.15%	56.03%	40.33%

Revenue

For the nine months ended September 30, 2008, revenue was $66.29 million, compared to $25.84 million for the same period in 2007, an increase of $40.46 million, or 156.6%. The increase is primarily attributable to the consolidation in 2008 of ISS, Bocom, Geo and two joint ventures on various dates from November 1, 2007 through May 1, 2008, which collectively contributed $23.02 million to our revenue for the nine months ended September 30, 2008. Our revenue growth is also due to the development of our new product lines, our procurement of several large-scale systems integration projects, our expansion to markets outside Shenzhen City, and our newly signed contracts with fourteen provinces and provincial cities in China.

Cost of Revenue

Our cost of revenue increased $23.87 million, or 195.7%, to $36.06 million for the nine months ended September 30, 2008, from $12.20 million for the same period in 2007. The consolidation of ISS, Bocom Technology, Geo and two joint ventures contributed $15.08 million to the increase in the cost of revenue. The increase was generally in line with the revenue increase. As a percentage of revenue, our cost of revenue was 54.4% for the nine months ended September 30, 2008, as compared to 47.2% for the same period in 2007. During the first nine months of 2008, revenue from large-scale systems integration projects, such as large-scale hardware projects, comprised a higher proportion of total revenue. The cost of hardware is greater for procured hardware used in these large-scale projects, which contributed to the increase in our cost of revenue. In addition, Geo and IST’s Joint Venture Project on manufacturing and selling LCD screens, had a higher cost of revenue at 70.2% and 82.6%, respectively, which also contributed to the higher ratio for the nine months ended September 30, 2008.

Gross Profit

For the nine months ended September 30, 2008, our gross profit increased to $30.23 million, from $13.64 million for the same period in 2007, a $16.59 million, or 121.7% increase. For the nine months ended September 30, 2008, our gross profit as a percentage of revenue decreased to 45.6%, from 52.8% for the same period in 2007. This decrease was due to the lower margins reported by our recent acquisitions, as well as the significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. For the nine months ended September 30, 2008, our administrative expenses increased to $6.43 million, from $1.81 million for the nine months ended September 30, 2007, a $4.62 million, or 255.2% increase, from period to period. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs such as salary, office operation expenses and legal and audit fees in connection with the expansion of our operations during the 2008 period.  In addition, $0.31 million of stock-based compensation was charged to administrative expenses in connection with our 2007 Equity Incentive Plan. As a percentage of revenue, administrative expenses increased to 9.69% for the nine months ended September 30, 2008, from 7.01% for the same period in 2007. We believe that this increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. For the nine months ended September 30, 2008, research and development expenses increased to $1.98 million, from $0.66 million for the nine months ended September 30, 2007, a $1.32 million, or 200% increase, from period to period. Increased research and development expense arose from the consolidation of Geo of $0.23 million, together with increases at iASPEC and IST reflecting our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

For the nine months ended September 30, 2008, our selling expenses increased to $1.71 million from $0.50 million for the same period in 2007, a $1.21 million, or 242% increase, from period to period, primarily attributable to the consolidation of ISS, Bocom Technology and Geo. As a percentage of revenue, our selling expense for the nine months ended September 30, 2008 and 2007 remained stable.

Income from Operations

Income from operations increased $9.54 million, or 90.2%, to $20.12 million for the nine months ended September 30, 2008, from $10.58 million for the same period in 2007. Income from operations as a percentage of revenue decreased to 30.4% for the nine months ended September 30, 2008, from 40.9% for the same period in 2007. This decrease was due to the lower margins reported by recent acquisitions, as well as the significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Minority Interest

Compared with $0.05 million for the same period in 2007, minority Interest increased $0.99 million, or 2199.70%, to $1.03 million for the nine months ended September 30, 2008. The increase was mainly due to the consolidation of the joint venture projects.

Income Tax Expense

Our subsidiaries, IST, ISS and Bocom Technology, and our VIE, iASPEC are subject to EIT at a rate of 18% of assessable profits in 2008. Geo is subject to EIT at a rate of 15% of assessable profits as a High-Tech Enterprise. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the nine months ended September 30, 2008. In addition, IST is a Foreign Investment Enterprise or FIE engaged in the advanced technology industry which entitles it to a two-year exemption from EIT followed by a 50% tax exemption for the next three years. Income tax expenses for the nine months ended September 30, 2008 and 2007, was $0.91 million, and $0.03 million, respectively.

Net Income

As a result of the factors described above, net income increased $8.24 million, or 79.1%, to $18.66 million for the nine months ended September 30, 2008, from $10.42 million for the same period in 2007.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of September 30, 2008, we had cash and cash equivalents of $ 21.6 million.

On February 15, 2008, our Board of Directors approved our VIE, iASPEC’s entry into a share purchase and increased capital agreement, dated as of February 16, 2008, for the purchase of approximately 57% of Geo for RMB 49,500,000 (approximately $6,999,000), which is reflected in consideration paid for business acquisition of Geo in our condensed consolidated financial statements at September 30, 2008.

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

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

The following table provides the statements of net cash flows for the nine months ended September 30, 2008 compared to September 30, 2007 (Unaudited):

Cash Flow
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Net Cash Provided by (Used in) Operating Activities	$3,977,565	$(1,580,037)

Net Cash Used in Investing Activities	(7,544,399)	(2,611,111)

Net Cash Provided by Financing Activities	4,789,237	12,526,543

Net Increase in Cash and Cash Equivalents	1,222,403	8,335,395

Effect of Exchange Rate Change on Cash	596,353	331,371

Cash and Cash Equivalents, Beginning	19,755,182	172,316

Cash and Cash Equivalents, Ending	$21,573,938	$8,839,082

Operating Activities

For the nine months ended September 30, 2008 and 2007, net cash provided by (used in) our operating activities was $4.0 million and ($1.6) million, respectively.  The increase in cash provide by (used in) operating activities during the nine months ended September 30, 2008 was mainly due to the increase in accounts payable as a result of the steady growth of our business operations.

Investing Activities

For the nine months ended September 30, 2008, net cash used in investing activities was $7.5 million, which included $0.71 million and $2.44 million of cash acquired from Bocom Technology and Geo, respectively. The total cash used in investing activities was $7.5 million, which is an increase of $4.9 million, from $2.6 million net cash used in investing activities for the same period in 2007. Cash provided by and used in investing activities during the nine months ended September 30, 2008 consisted of the $15.0 million in cash collected from the sale of our investment in marketable securities and from the honor of a guarantee by our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin in connection with this investment, offset by the price paid of $7.0 million in connection with the acquisition for Geo and a $5.66 million short-term investment made in June 2008. The company also spent $7.98 million on the purchase of property and equipment, $4.8 million on the purchase of software for internal use, and received $1.2 million in cash proceeds from sales of property and equipment.

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

On June 25, 2008, we invested RMB40 million (approximately $5.71 million) in currency–linked capital protected investment products, or CPI Products.  These products have a term of one year and matured on June 25, 2009. The potential return rate on these investments is 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and Chinese RMB on June 23, 2008, however, these return rates are dependent on the exchange rate market fluctuations which may dilute performance. We expect to hold these CPI Products to maturity in order to realize the full potential return.

Financing Activities

For the nine months ended September 30, 2008 and 2007, net cash provided by financing activities was $4.79 million and $12.5 million, respectively. For the nine months ended September 30, 2008, financing activities included the repayment of a $1.09 million bank loan and securing a $5.88 million bank loan.  For the same period in 2007, net cash provided by financing activities was mainly attributable to the net proceeds of $13.3 million raised in our private placement during January and February 2007.

On July 8, 2008, the Company's subsidiary, ISIID, drew a term loan for HK$40 million (approximately $5.1 million) from a bank. The loan is payable in 12 monthly installments of principal and interest, has an interest rate at Hong Kong Interbank Offer Rate ("HIBOR") plus 2.75% (4.57% as of July 8, 2008) per annum and matures on July 8, 2009. The loan is guaranteed by Mr. Lin, iASPEC, Bocom Technology, CPSH and the Company, and is collateralized by the Company's short-term investments.

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

ITEMS 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Mr. Zhaoyang Chen, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Messrs. Lin and Chen determined that as of September 30, 2008, and as of the date of this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and its property is not the subject of any pending legal proceedings.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: November 12, 2008	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer

Dated: November 12, 2008	/s/ Zhaoyang Chen
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