Form 10-K
period 2008-12-31
China Information Security Technology, Inc.
filed 2009-03-16
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-53147

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Accelerated Filer ☒	Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐            No ☒

The aggregate market value of the 18,671,366 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $105,679,900 as of June 30, 2008, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $ 5.66 per share, as reported by Quotemedia, Inc.

There were a total of 48,803,211 shares of the registrant’s common stock outstanding as of March 13, 2009.

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

•

“CIST”, “we,” “us,” or “our” and the “Company” are references to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries: Information Security Technology (China) Co., Ltd., a PRC company, or IST (formerly, Public Security Technology (PRC) Co., Ltd.); Public Security Technology (China) Co., Ltd., a Hong Kong Limited company; Information Security Software Investment Limited, a Hong Kong company,  or ISSI (formerly, Fortune Fame International Investment Limited), and its wholly-owned subsidiary, Information Security Software (China) Co., Ltd. a PRC company, or ISS, (formerly, Information Security Development Technology (Shenzhen) Co., Ltd.); Information Security International Investment and Development Limited, a Hong Kong company, or ISIID (formerly, Bocom Multimedia Display Co., Ltd.), and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co., Ltd, or Bocom; iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary Wuhan Wuda Geoinformatics Co., Ltd., or Geo; and Kwong Tai International Technology Limited, or Kwong Tai, a Hong Kong Limited company, and its wholly-owned PRC subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian;

•

“RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and

•

“Securities Act” are references to the Securities Act of 1933, as amended and references to “Exchange Act” are references to the Securities Exchange Act of 1934, as amended.

USE OF NON-GAAP FINANCIAL MEASURES

We use financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, in sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  All of the non-GAAP financial measures used by us in this Report relate to the inclusion of financial information of iASPEC. Effective as of July 1, 2007, iASPEC became our variable interest entity, or VIE, whose operating results began to be reflected in the financial data starting from July 1, 2007. Therefore, the financial data for the fiscal year ended December 31, 2008 reflects the operating results of CIST and its subsidiaries and the operating results of its VIE. The financial data for the year ended December 31, 2007 reflects the operating results of CIST and its subsidiaries and the results of operations of iASPEC from July 1, 2007. We have provided non-GAAP financial measures through the reallocation of net related party revenue from iASPEC before it became a consolidated entity, which is not in accordance with US GAAP. The reconciliation of non-GAAP financial measures to the most directly comparable GAAP measure is provided in the aforementioned sections where non-GAAP financial measures are present in this Report and a table reconciling such GAAP and non-GAAP financial measure accounts is shown under the caption “Operating Results” within “Managements Discussion and Analysis of Financial Condition and Results of Operation”. Non-GAAP financial measures that do not appear under “Operating Results” are indicated with an “*”.  Management believes that these non-GAAP financial measures are necessary because the abnormally high financial ratios calculated using GAAP financial measures would be misleading to investors and would not reflect the substance of our performance.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview of Our Business

China Information Security Technology, Inc. is a holding company that owns all of the issued and outstanding capital stock of China Public Security Holdings Limited, a British Virgin Islands holding company, or CPSH. We operate through our PRC mainland subsidiaries, IST, ISS, Bocom, Zhongtian and through our variable interest entity, or VIE, iASPEC and its subsidiary Geo. Through the operations of our China-based subsidiaries and the subcontracting services provided for in our Management Service Agreement, or MSA, with iASPEC, we are a provider of integrated solutions for the information security sector and full-service Geographic Information Systems, or GIS, solutions to the public security and civil-use markets in China, specializing in providing information security technology, GIS, and digital hospital information systems.  Through ISS, we also provide an e-Government application platform and solutions technology, and we are an exclusive Certificate Authority (CA) application provider for the PRC’s Shenzhen municipality. The CA certification allows ISS to issue digital certificates that contain a public key that can be used by the public to encrypt messages and protect the identity of the user.  The CA also certifies that the public key contained in the certificate belongs to the person, organization, server or other entity noted in the certificate. CAs are currently used in China’s e-Government industry and can be successfully integrated with our e-Government platforms and solutions to enhance customers’ applications.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important government departments in China, including the Ministry of Public Security of the People’s Republic of China, the Guangdong Province Public Security Department, the Fujian Province Public Security Department, the Shenzhen General Station of Exit and Entry Frontier Inspection, and other Public Security, Firefighting and Traffic Police Departments in Guangdong Province, Hainan Province, Shanxi Province, Shenzhen City, Shantou City, Zhuhai City, Beijing City, Tianjin City, Shijiazhuang City, Shanghai City, Jingmen City, Chongqing Municipality and Kunming City, and the Shenzhen Personnel Bureau, the Shenzhen Urban Planning Bureau, the Shenzhen Labor Bureau, the Shenzhen Civil Administration Bureau, the Shenzhen Health Bureau, the Dongguan Land Resource Bureau, the Dongguan Urban Planning Institute, the Nanchang Landscaping Bureau, the Wuhan Landscaping Bureau, the Nanjing Surveying and Mapping Bureau and the Inner-Mongolia Surveying and Mapping Bureau. In the future, we expect to continually expand our market and product offerings in the public sectors and other sectors, through active industry consolidation and technical capabilities reinforcement.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. In fiscal years 2008 and 2007, 48% and 68% of our revenues, respectively, were generated under our exclusive commercial arrangement with iASPEC. However, fulfillment of certain PGIS (Police-use Geographic Information Systems) contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which IST does not have. The MSA anticipates that iASPEC will fulfill all obligations for PGIS contracts, IST will receive 100% of the net received profit of iASPEC, net of an annual fee of $180,000, and IST will reimburse iASPEC for all net losses incurred by iASPEC.

Our History and Background

We were originally organized under the laws of the State of Florida, on September 19, 1979, under the name Mark Thomas Publishing Inc. and on April 29, 2003 we changed our name to Irish Mag, Inc.  From our inception through October 8, 2006, we provided consulting services in the offset printing industry, targeting individual retail consumers as well as small to mid-size companies. However, as a result of the transactions discussed below, we are now a provider of integrated solutions for the public security sector in China, specializing in providing public security information communication applications and Geographic Information Systems or GIS software services. On January 26, 2007, we changed our name to China Public Security Technology, Inc. to more accurately reflect our new business and commercial objectives, however, on April 2, 2008, we entered into an Agreement and Plan of Merger with China Information Security Technology, Inc., or CIST, a Nevada corporation and our wholly-owned subsidiary. Pursuant to the merger agreement, we agreed to merge with and into CIST, with CIST being the surviving entity. The merger became effective on April 7, 2008. As a result, our name is now China Information Security Technology, Inc., a Nevada corporation.

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CPSH from our current Chairman and Chief Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock in the aggregate.  As a result of these transactions CPSH and its wholly-owned subsidiary, IST, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock in the aggregate, which, at January 31, 2007, constituted 80.8% of our issued and outstanding common stock. Mr. Lin has since transferred  3,749,920 of these shares and now holds 19,150,080 of these shares directly and 2,600,000 of these shares indirectly through Total Device Management Limited, an entity controlled by Mr. Lin.

January 2007 Private Placement

On January 16, 2007, we entered into a securities purchase agreement, or January Purchase Agreement, with two accredited Investors, or the January Investors, led by Pinnacle China Fund, L.P., pursuant to which, as amended, we agreed to issue and sell to the January Investors up to 7,868,422 shares of our common stock equaling 19.96% of our issued and outstanding capital stock, for a purchase price, in the aggregate, of up to $14,950,001.80 or $1.90 per share, half of which was issued for one-half of the aggregate purchase price on January 31, 2007, and the remaining half of which was issued for the balance of the aggregate purchase price on February 6, 2007. We additionally represented and warranted in the January Purchase Agreement that, except for one contract, Shenzhen iASPEC Software Engineering Company Limited, or iASPEC, a company also controlled by our Chief Executive Officer and controlling stockholder, Mr. Jiang Huai Lin, would not require a certain governmental permit to perform under the Amended and Restated Turnkey Agreement, or Amended Turnkey Agreement, dated January 31, 2007, as amended, between iASPEC and our indirect Chinese Subsidiary, Information Security Technology (China) Co., Ltd. (formerly, Bo Hai Wen Technology (Shenzhen) Company Limited), and that IST’s performance of the services under the agreement does not conflict with or violate any laws or regulations of PRC.  In addition, the parties provided for a payment of liquidated damages to each of the January Investors, equal to the amount of each Investor’s pro rata share of the purchase price, if (a) any government agency of the PRC takes any action that materially or adversely affects the restructuring of our arrangements with iASPEC effected simultaneously with the closing of the January Purchase Agreement and (b) we cannot undo such government action or otherwise address such material adverse effect to the reasonable satisfaction of the January Investors within 60 days of such occurrence.

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

Effective July 1, 2007, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai agreed to terminate the Turnkey Agreement and replaced it on the same day with Management Service Agreement. Pursuant to the terms of the Management Service Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. IST will also have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC. In addition, both iASPEC and IST will require the affirmative vote of the majority of our Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business. Furthermore, under the Management Service Agreement, IST will receive 100% of the net received profit of iASPEC and will reimburse iASPEC for all net losses incurred by iASPEC. The net profit of iASPEC will be paid to IST, and the net losses of iASPEC will be reimbursed by IST, no later than the last day of the month following the end of each calendar quarter, commencing on July 1, 2007.  IST is also obligated to pay iASPEC $180,000 per year, no later than the last day of the month following the end of each calendar year, commencing on July 1, 2007, and this amount may be retained by iASPEC out of any net received profit due and payable to IST as of such payment date.  IST may also advance to iASPEC, at IST’s sole discretion, amounts to be credited against IST’s future obligations to iASPEC, but any such advances will be treated as prepayments and not as loans.  iASPEC will have no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net profit when and as requested by IST.   If iASPEC or any of the iASPEC shareholders materially breaches the Management Service Agreement and fails to remedy the breach within 60 days after notice from IST of such breach, they will be jointly and severally obligated to pay to IST liquidated damages in an amount equal to the higher of (a) eight times the annualized revenues of IST for the last completed fiscal quarter, or (b) US$50 million.

The Management Service Agreement contains a true-up provision which required iASPEC and IST, on or before September 30, 2007, to calculate all prior amounts owed to IST under the Turnkey Agreement, and required iASPEC to pay such amounts.  The parties were required to calculate the cumulative net profit/net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with IST, through the commencement date of the Management Service Agreement, and iASPEC was required to pay the amount due to IST, if there was a net received profit, while IST was obligated to reimburse any amount to iASPEC if there was a net loss.  “Net Received Profit” means the net received profit of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a positive number. “Net Losses” means the net losses of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a negative number.  The calculated true-up amount of $7,005,183 was paid by iASPEC to IST as of December 31, 2007.

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

As a result of the restructuring of its relationship with iASPEC, iASPEC has become a variable interest entity of our Company. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets.  Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity.  In such cases FASB Interpretation 46(R), which interprets Accounting Research Bulletin (ARB) 51, Consolidated Financial Statement, requires consolidation of such entity by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership. While we have held an economic interest in iASPEC since October 9, 2006, the Management Service Agreement and the Option Agreement have now given us control over the business and operations of iASPEC.  As a result, iASPEC’s financial data is subject to consolidation with our financial data in accordance with the provisions of FASB Interpretation 46(R), commencing July 1, 2007. For more details regarding the Management Service Agreement and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

October, 2007 Private Placement

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

Acquisition of Fortune Fame

On November 7, 2007, we acquired 100% of the equity interests of Fortune Fame, and its operating PRC subsidiary, ISS, for which we paid approximately $7.1 million in cash and issued 883,333 shares of its common stock.  Of the 883,333 shares of common stock, 383,333 shares were issued to Cheer Crown International Investment Limited, or Cheer Crown, and 500,000 shares were issued to Mr. Gao, the Chairman of ISS’s Board of Directors. Under the terms of the acquisition agreement, Mr. Gao, agreed to continue on as the Chairman of ISS. Mr. Gao also agreed that he will return 250,000 shares of our common stock if Fortune Fame does not meet certain net income targets in 2008, and 250,000 shares if Fortune Fame does not meet certain net income targets in 2009.

Acquisition of Bocom Multimedia

On December 9, 2007, we entered into a Share Purchase Agreement (the “Bocom Purchase Agreement”), with Bocom Venture Inc. (“Bocom Venture”), a British Virgin Islands company, for the acquisition of 100% of the issued and outstanding capital stock of Bocom Multimedia and its wholly-owned Chinese subsidiary, Bocom, for a purchase price of approximately $18,000,000. We paid approximately $9,000,000 of the purchase price in cash which is included in deposit for business acquisition as of December 31, 2007. The remaining $9,000,000 of the purchase price was paid in 1,125,000 shares of our common stock.  On February 1, 2008, we completed our acquisition of Bocom Multimedia, and effective immediately, Bocom Multimedia and its subsidiary, Bocom, became our indirect wholly-owned subsidiary.

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

Acquisition of Wuhan Wuda Geoinformatics

On April 7, 2008, our variable interest entity, iASPEC, acquired Wuhan Wuda Geoinformatics Co., Ltd., or Geo, pursuant to (1) a share purchase and increased capital agreement, or the Geo Agreement, dated as of February 16, 2008, by and among iASPEC, Wuhan Wuda Venture Capital Co., Ltd., or Wuhan Venture, Song Ai Hong and Geo, for the purchase of 46% of Geo for a purchase price of approximately $4,819,000, and to inject an additional approximately $1,388,900 to increase the registered capital of Geo to approximately $8,333,000 in the aggregate, and (2) a share purchase agreement, or the Li Agreement, dated as of February 16, 2008, between iASPEC and Li Wei, for the purchase of 2.4% of Geo, for a purchase price of approximately $666,700.

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

Move to Nasdaq

On May 21, 2008, we received approval to list our securities on The Nasdaq Global Select Market, or Nasdaq. The symbol for our common stock on Nasdaq is “CPBY.” We began trading under our new symbol on May 23, 2008.

Equity Transfer Agreement with iASPEC

On July 1, 2008, our Chairman and Chief Executive Officer, Mr. Jiang Huai Lin, entered into an equity transfer agreement, or Equity Transfer Agreement, with Mr. Jin Zhu Cai, the owner of a 24% minority interest in iASPEC, our variable interest entity, pursuant to which, Mr. Lin agreed to purchase Mr. Cai’s minority interest for a total consideration of RMB60 million (approximately $8.72 million).  The purchase price was payable in 1,527,855 restricted shares of our common stock owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008).  Mr. Lin was obligated to pay the purchase price on or before July 15, 2008. As a condition to the closing of the Equity Transfer Agreement, the parties obtained the consent of the Board of Directors of IST, our Chinese operating subsidiary, in accordance with the terms and conditions of the MSA. As a result of the Equity Transfer Agreement, Mr. Lin holds 100% of the equity interests of iASPEC.

Acquisition of Zhongtian

On October 31, 2008, we completed the acquisition of Kwong Tai International Technology Limited, a Hong Kong company, and its wholly-owned Chinese subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian, from Wide Peace International Investments Limited, a British Virgin Islands company, or Wide Peace, for a purchase price of $16,500,000,  $9,900,000 (approximately RMB67,617,000) of which was paid in cash, and the remaining $6,600,000 of which was paid in 1,280,807 shares of our common stock, valued at $5.153 per share (the average of the closing price of our common stock for the 20 trading days prior to September 23, 2008).

Under the terms of the stock purchase agreement dated September 23, 2008, Wide Peace is obligated to return 355,164 of the purchased shares to us if Zhongtian does not attain an audited minimum after tax net income, or ATNI, of $2,200,000 for fiscal year 2009, and an additional 355,164 of the shares if Zhongtian does not attain an audited minimum ATNI of $2,860,000 for fiscal year 2010. If the audited ATNI of Zhongtian for either 2009 and 2010, as reflected in its audited accounts prepared in compliance with United States generally accepted accounting principles, meets the respective thresholds for 2009 and 2010, then the pledged shares for each such period will be released from the pledge whenever the applicable threshold is attained. However, if the audited ATNI for 2009 or 2010 fails to reach the applicable threshold, then Wide Peace is obligated to transfer title to and deliver such pledged shares to us. For more details regarding the Zhongtian transaction, see our Current Reports on Form 8-K filed with the SEC on September 29, 2008 and November 3, 2008.

Recent Developments

As part of our strategy to effectively deploy excess cash to improve shareholder value, our Board of Directors has approved a new share repurchase program of up to $5 million of our outstanding common shares, effective December 17, 2008.  Repurchases under the new program will be funded with available cash, and made from time to time in either the open market or through private transactions, and will terminate on December 17, 2009. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, effective as of February 11, 2009, which allows repurchases under pre-set terms at times when we are otherwise prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. As of March 13, 2009, the Company had approximately $4.98 million remaining under the share repurchase program.

Corporate Structure

The following chart reflects our current corporate organizational structure:

CPBY NASDAQ GLOBAL SELECT

NASDAQ:CPBY
China Information Security Technology, Inc.
(Nevada, U.S.A.)
China Public Security Holdings Limited
(British Virgin Island)
Public Security Technology (China) Company Ltd. (Hong Kong)
Information Security Software Investment Ltd. (Hong Kong)
Information Security Technology (China) Company, Ltd. (Mainland China)
Kwong Tai International Technology Ltd. (Hong Kong)
Information Security International Investment & Development Ltd. (Hong Kong)
Information Security Software (China) Company Ltd. (Mainland China)
iASPEC Software Company, Ltd. (Management Services Agreement)
Shenzhen Zhongtian Technology Development Co., Ltd. (Mainland China)
Shenzhen Bocom Multimedia Display Technology Co., Ltd. (Mainland China)
57%
Wuda Geoinformatics Co., Ltd. (Mainland China)

CIST China Information Security

Our corporate headquarters are located at 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040, People’s Republic of China. Our telephone number is (+86) 755 -8370-8333.  We maintain a website at www.chinacpby.com that contains information about our subsidiaries CPSH and Public Security, but that information is not a part of this report.

Our Industry

General

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

On January 22, 1999, the GOP was formally launched by China Telecom and the State Economic and Trade Commission’s (SETCs) Economic Information Center along with the Information Offices of more than 40 central government departments. The project interconnects government offices of every province, autonomous region and municipality. The network will promote the establishment of formal government websites to provide information and services and then (in theory) also facilitate collaboration between the government and the nation’s growing number of IT enterprises. By developing the basic infrastructure and encouraging government agencies at all levels to incorporate Internet technologies, the government hopes to set the tone for online development and, ultimately, e-commerce. Our First Responder Coordination Platform, Intelligent Border Control System, Residence Card Information Management System are a part of the information technology implementation program of the public security sector in China.

Global GIS Industry

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

•

Data – Data is the core of any GIS.  There are two primary types of data that are used in GIS, data in geodatabases and attribute data. A geodatabase is a database that is in some way referenced to locations on the earth. Geodatabases are grouped into two different types: vector and raster. A vector image is stored as geometric objects, such as lines and arcs, which are drawn between specific coordinates. If you magnify a vector image you see the lines more accurately, and the line edges stay smooth. A raster image is made up from pixels, like the picture obtained from a scanner, or the screen image on a computer monitor, and has a finite amount of detail which is dependent upon the image size and resolution. However, the closer you look at a raster image the coarser it appears and you don't see any extra detail. Vector drawings are utilized in GIS and other applications where accuracy is important. Coupled with this data is usually data known as attribute data. Attribute data are data that relate to a specific, precisely defined location. The data are often statistical but may be text, images or multi-media. These are linked in the GIS to spatial data that define the location.

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

In September 2003, China’s Ministry of Public Security, or the MPS, lunched the Golden Shield Program, and aimed to improve the IT infrastructure of China’s public security bureaus and customs. The program consists of two phases, with the first phase focusing on laying the infrastructure, and the second phase on the development of police-use applications, system integration, and multimedia communications. The first phase lasted for three years and was completed in late 2006 and the second phase is expected to last for several years. One of the important tasks of the Golden Shield Program is to implement the National PGIS Application Project, or the PGIS Project, to establish an integrated platform connecting all variations of PGIS systems throughout the country, to provide uniform standards, basic data, common technology as well as application mode characteristics, and to share information across different public service departments and police divisions. The ultimate goal of the PGIS Project is to upgrade the level of police-use technology and enhance quick response capabilities for public emergencies. When the PGIS Project is complete, it is expected that all PGIS systems in China will be standardized and interconnected. The MPS plans to standardize 100 provincial-level cities and municipalities over the next three years and then subsequently roll out these systems nationwide.

Our Growth Strategy

Our objective is to be the leading provider of integrated solutions for information security technology and GIS solutions to the public security and civil-use markets in China. Our intelligence solutions can help organizations make more insightful decisions and improve the efficiency of their internal processes. Four key elements of our strategy are as follows:

•

Continued Expansion Beyond Guangdong – We plan to expand our geographic footprint to cover all major China markets.  Based on our successful track record and reputation, management sees significant opportunities to grow revenues from existing clients by winning follow-on contracts for subsequent phases of project implementation, capitalizing on our first mover advantage and related high cost of switching to other vendors. We plan to manage our national operations under six areas with centers located in Guangzhou, Beijing, Shanghai, Wuhan, Chongqing and Xi’an. So far we have set up offices in Guangzhou Beijing and Wuhan, and representatives in Changsha, capital city of Hunan Province, Nanning, capital city of Guangxi Province, Chengdu, capital city of Sichuan Province, Xi’an capital city of Shanxi Province, and Shanghai. And we now serve customers in 26 provinces and provincial cities. We plan to leverage our strong brand recognition and maintain a high contract bid/win ratio and follow on orders with our: (1) First Responder Coordination Platform, (2) Intelligent Border Control System (3)Residence Card Information Management System and Police-use GIS product lines.

•

Strengthen Our R&D Capability – We plan to enhance and expand our core products and further penetrate our customer base.  We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

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

We expect to execute these four elements of our growth strategy through a combination of investments in internal initiatives. Internal initiatives will focus typically on expanding capacity and enhancing our technology and services capabilities. We may also attempt to grow through acquisitions.

Our Products and Services

Through the operations of our China-based subsidiaries and the subcontracting services provided for in our MSA with iASPEC, we are a provider of integrated solutions for the information security sector and full-service GIS solutions to the public security and civil-use markets in China. Our products and services can be separated into three categories: (1) Information Security Technology, which is comprised of our First Responder Coordination Platform, our Intelligent Border Control System and our Residence Card Information Management System; (2) Geographic Information Systems (GIS) applications and services; and  (3) Product Sales and Services, which is comprised of Certificate Authority (CA) application, Multimedia Display and Control, and Digital Hospital Information System.

Public Security Information Technology

First Responder Coordination Platform – The First Responder Coordination Platform is a software program which integrates the contact numbers for general police, fire, traffic and other related government organizations into one contact number and enables these agencies to consolidate and improve their public emergency response. Through this platform, our public security customers are able to command and coordinate joint responses to provide the public with immediate, efficient and reliable assistance.

The PRC government, through its “Police Force Technology Reinforcement” initiative, has mandated the adoption of the first responder system to consolidate and improve public emergency response. Approximately 660 cities across China are expected to initiate the deployment of their coordinated emergency response platforms, creating significant opportunities for us.

Intelligent Border Control Systems – Our Intelligent Border Control product is used by the Ministry of Public Security for effective border control management. The Intelligent Border Control System stores biometric information, such as finger-prints and facial features from passengers in a database and integrates it with infrared and license plate recognition technologies to enable the automation of border control checkpoints for faster and more accurate processing of passengers, while at the same time helping to safeguard borders from stowaways, and greatly improving overall efficiency and the effectiveness of border control management.

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

Residence Card Information Management System – This system is designed to apply the latest information technology to automate the Shenzhen Residence Card System, and will integrate with police GIS systems. Through an integrated information transfer platform, the system will facilitate several social programs, including social welfare management, education management, and house rental service management. Various government and functional departments can access information regarding the immigrant population in the system to improve work efficiency and increase managing capability. In the near future, the system may be expanded to be compatible with other applications, such as medical, personal credit history, and driving records. If successful, the system may be extended to 660 cities across China. According to national statistics, there are over 150 million internal immigrants in China. In many mid-to-large cities, the population of recent immigrants from rural areas exceeds the resident population. As a key pilot project for the Ministry of China Public Security, our Residence Card information Management System will be deployed in Shenzhen first for evaluation.

GIS Software Services and Operations

We provide system management and support services in connection with our Police-Use GIS Platform, or PGIS Platform. The PGIS platform is a GIS that was developed by iASPEC and licensed exclusively to us, for use in creating, editing and adding data to our customers’ systems. The PGIS platform allows us to provide our law enforcement customers with different services, including specialized mapping services, positioning services, messaging services and services which monitor access to their GIS by users of different levels. We offer the PGIS platform with a full complement of services, including providing basic map image data from the GIS and specific data in connection with that map image (such as a bus stop), a consolidation of both basic data and specific data services for data inquiry services, and application system services, which is the application of consolidated services to a specific service requirement, such as the position of a police officer in the field.

We also provide application interface services which ensure that our PGIS platform is equipped to interact with other programs to the benefit of our customers. The data from different law enforcement command systems can be integrated with our PGIS platform to provide our law enforcement customers with more robust communication and location information. Typically, our platforms are integrated with the City Emergency Commanding System, the Police Resource Consolidated Management System, the Residence Management System, the Internet Surveillance System, the Traffic Commanding System, the Criminal Investigation System and the City Surveillance System. CIST’s Core PGIS Technology has been selected for use in the MPS’s PGIS Project, which when complete, is expected to standardize and interconnect all PGIS systems in China. The MPS plans to standardize 100 provincial-level cities and municipalities over the next three years and then subsequently roll out these systems nationwide. As a result, despite the current global economic crisis, management estimates the current market for PGIS in China to be worth approximately $346 million and that this market will grow at a 23% cumulative rate in the next five years.

In the Civil-use GIS sector, CIST has obtained the highest level of qualifications (some of them are mentioned in the sections under the heading “Competition – High Barriers to Entry”and “Regulation” below) with the widest range of applications, through its affiliation with Geo. In addition, Geo’s copyrighted GIS software, “Geostar”, has been widely applied in many mission-critical projects covering national defense, surveying and mapping, land resource, city planning and electricity. Management believes that these qualifications and intellectual property have positioned the Company to benefit for the next few years from the PRC government’s recent emphasis on and promulgation of favorable policies to encourage more applications of domestic-grown GIS software.

Product Sales and Services

As a result of our acquisitions of ISS, Bocom and Zhongtian, we provide product sales and services related to CA application, Multimedia Display and Control, and Digital Hospital Information Systems. Also, through four commercial arrangements with iASPEC and our exclusive licenses to iASPEC’s 16 copyrighted applications, we have inherited iASPEC’s prior service line involving software sales and distribution and support services.

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

Our Intellectual Property

We currently have the following registered and copyrighted software products, as well as numerous software licenses from iASPEC under our Management Service Agreement with iASPEC:

Registration Code	Year Issued	Name	Version
SHEN DGY-2007-0862	2007	IST Workflow Software	V1.0
SHEN DGY-2007-0861	2007	IST Search Engine Software	V1.0
SHEN DGY-2007-0361	2007	IST Short-message Service Platform Software	V1.0
101301	2008	IST General Office Automated System	V1.0
101300	2008	IST Content Management System	V3.0
2004SR09334	2004	iASPEC Case Tracking Management System	V 2.0
2004SR09335	2004	iASPEC Application Envelope System	V 2.1
2004SR09336	2004	iASPEC Quality System Document Management System	V 2.2
2004SR09337	2004	iASPEC e-Logistics Support Management System	V 2.0
2004SR09338	2004	iASPEC Secured and Audited Message Switching System	V 2.5
2004SR09084	2004	iASPEC Project e-Time Tracker Management System	V 2.0
2004SR09085	2004	iASPEC Application e-Monitor System	V 3.3
2004SR09086	2004	iASPEC Remote Administered Distributed Application Architecture System	V 2.1.3
2004SR09087	2004	iASPEC Community and Establishment Management System	V 1.1
2004SR09088	2004	iASPEC Document and Work Flow Management System	V 3.0
2004SR09089	2004	iASPEC e-Community Management and Service System	V 1.0
2006SR11589	2006	iASPEC Content Management System	V 1.0
2006SR11590	2006	iASPEC Three In One Police Computer Assistant Dispense System	V 1.0
2006SR11591	2006	iASPEC Police Force General Management System	V 1.0
2006SR11592	2006	iASPEC General Office Automation System	V 1.0
2006SR11593	2006	iASPEC Police Geographic Information System	V 1.0

Our newly acquired subsidiaries, ISS, Bocom and Zhongtian, have the following copyrighted software products:

Registration Code	Year Issued	Name	Version
SHEN DGY-2007-0857	2007	Bocom Multimedia Display Server Software	V 4.0
SHEN DGY-2007-0858	2007	Bocom Multimedia Screen Printing Software	V 4.0
SHEN DGY-2007-0859	2007	Bocom Multimedia Device Server Software	V 4.0
SHEN DGY-2007-0860	2007	Bocom Multimedia Customer End Software	V 4.0
SHEN DGY-2007-0761	2007	ISS Supplier Management Software	V 1.0
2007SR09783	2006	ISS GPS Terminal Security Management Software (XAGPS)	V 1.0
SHEN DGY-2007-0337	2007	ISS GPS Terminal Security Management Software	V 1.0
SHEN DGY-2007-0759	2007	ISS General Office Automation System	V 1.0
SHEN DGY-2007-0759	2007	ISS Content Management Software	V 1.0
2006SR03209	2006	Zhongtian Doctor Work Station System	V1.0
2005SR03778	2005	Zhongtian Hospital Information Management System	V2.0
2008SR06203	2008	Zhongtian Mobile Diagnosis System	V1.0
2008SR06202	2008	Zhongtian Electronic Medical Record Software	V1.0
2008SR06204	2008	Zhongtian Picture Archiving & Communication System	V1.0
2008SR10992	2008	Zhongtian Hospitalization Management System (JAVA)	V1.0
2008SR10993	2008	Zhongtian Hospitalization Work Station System (JAVA)	V1.0
2008SR10994	2008	Zhongtian Outpatient Charging System	V1.0
2008SR10091	2008	Zhongtian Outpatient Work Station System	V1.0
2008SR10995	2008	Zhongtian Pharmacy Management System	V1.0
2008SR06205	2008	Zhongtian Office Application System	V1.0

All copyrighted software applications are effective 5 years or 15 years from the date of registration. We expect to renew all copyrighted software applications prior to their respective expiration date.

In addition, Bocom Multimedia and iASPEC own the following patents in China:

Patent No.	Effective Date	Description	Duration
ZL 2006 2 0014548.2	11/14/2007	Bocom Fiber Signal Access Device of Large Screen Display	10 years
ZL 2006 2 0014546.3	09/12/2007	Bocom General Cable Signal Access Device of Large Screen Display	10 years
ZL 2006 2 0014549.7	09/12/2007	Bocom Bus Signal Access Device of Large Screen Display	10 years
ZL 2007 2 0119649.4	03/21/2008	Bocom Digital Light Display Back Projection Optical Reflector Structure	10 years
200610063434	05/20/2008	iASPEC Police Resource Management System	20 years
200810217553.7	11/07/2008	iASPEC Anti-Tagging Detection System	20 years
2008102177556.0	11/07/2008	iASPEC Intelligent Border Control System	20 years

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

Sales and Marketing

We develop new business by identifying and contacting potential new customers and through referrals, or as a result of new customers contacting us because of our strong brand recognition and reputation in the industry. We strengthen our market presence through various types of marketing campaigns, such as participating in exhibitions, trade fairs and seminars, and presenting solutions to prospective customers.  We participate in several domestic and international trade fairs such as the China High-Tech Fair in Shenzhen and the e-Gov China Fair in Beijing.  We also participate in seminars held by ESRI, IBM etc. each year, to raise our recognition and promote our products. These trade fairs not only promote our reputation, but also our brand name.

Our main marketing and business development focus is on public security information technology and GIS software services and operations, and software sales and distribution. We have a good reputation and brand recognition in this market. We expect to expand in the market and obtain more market shares through our mature products and quality services.

Our Major Customers

Our VIE, iASPEC serves 87 customers located in Guangdong, Sichuan, Xinjiang and Hainan Provinces in China. iASPEC has begun to explore markets outside these provinces in China. Our largest and second client, Shenzhen Municipal Government and Huipu Electronic (Shenzhen) Limited, both accounted for 13%, respectively, of our sales in 2008, and our five largest customers accounted for 43% of our revenue in 2008.

The following table provides information on our major customers in 2008 and 2007. For 2007, revenues were generated by us through our turnkey arrangement with iASPEC for the period from January 1, 2007 to June 30, 2007 and by us through our VIE, iASPEC, during the period from July 1, 2007 to December 31, 2007. We have combined the results of operations of CIST for the period from January 1, 2007 through December 31, 2007 and the results of iASPEC’s operations from January 1, 2007 through June 30, 2007 for purposes of the following 2007 analysis, which is not in accordance with US GAAP since iASPEC’s results were not consolidated into CIST until July 1, 2007 when it became our VIE.

Year 2008
Name	Revenues (in thousands of US dollars)	Percentage of Total Sales
Shenzhen Municipal Government	$10,871	13%
Huipu Electronic (Shenzhen) Limited	10,663	13%
Shenzhen Dingzhi Information Technology Limited	5,453	6%
Hainan Xin Kerui Software Engineering Limited	5,410	6%
Shenzhen Ai Kemu Computer Technology Limited	4,112	5%
TOTAL	$36,509	43%

Year 2007
Name	Revenues (in thousands of US dollars)	Percentage of Total Sales
Shenzhen General Station of Exit and Entry Frontier Inspection of P.R.C.	$7,756	26%
Shenzhen City Police Department	6,498	21%
Shantou City Police Department	2,171	7%
Shenzhen City Futian District Information Center	834	3%
Guangzhou Jieqing Computer Co., Ltd.	739	2%
TOTAL	$17,998	59%

Competition

The markets for public security information technology and GIS in China have developed in recent years but there are currently only a few software developers engaged in these fields, especially in the PGIS area, where we do not currently face any direct competition.  While there are barriers to accessing the PGIS market which give us a competitive advantage, there are many potential competitors in this area who could overcome these barriers and enter the market. For example, Beijing Founder Digital Company Limited and Beijing Creation Science & Technology Development Company Limited are two PRC-based software development companies who could pose a threat as potential market entrants in the public security information technology and GIS markets.

However, we believe that we will be able to effectively compete with these companies should they enter the market for our product and service offerings in the future. We believe that our pioneering PGIS platform, our ongoing customer relationships and our reputation for success in the industry have enabled us to maintain this competitive advantage.

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

•

Successful Implementation of High Profile Contracts –Our management team has a proven track record of successful implementation of high profile government contracts in China. During 2007, we procured or completed several large-scale system integration contracts relating to our First Responder Coordination System, our Intelligent Border Control System, our Residence Card Management System and our Police-use GIS Platform. We have successfully implemented our First Responder Coordination Platform and Police-use GIS in Shenzhen City, Shantou City, Zhuhai City, Foshan City, Heyuan City, Dongfang City of Hainan Province, Chongqing Municipality, An’xi City of Fujian Province, Kashgar City of Xinjiang Province and Macao. Following the successful execution of the Residence Card Information Management System Phase I in Shenzhen City, in August, 2007 we were granted the Phase II project. The Shenzhen Residence Card Information Management System is designed to form an integrated information sharing platform to facilitate the management of different social functions by the Shenzhen Municipal Government, including public security, social welfare, education, industry and commerce, labor and house rental service management. Additional phases are expected to follow, pending successful completion of the Phase II roll-out. In 2008, we also successfully implemented many other high profile projects in the Police-use PGIS, Remote Sensing and Digital Hospital sectors.

•

High Barriers to Entry –Our high qualifications, our successful contractual implementation record, the high cost of switching to other providers provides us with a “first mover” advantage in the PRC market and poses high barriers to entry for our potential competitors. We have a proven track record of contract implementation and our commercial partner, iASPEC holds the Computer Information System Integration Level 1 Qualification from the PRC Ministry of Information, the State Secret-related Computer Information System Integration Certification and the Computer Information System Security Service qualification from Guangdong Province. Geo, iASPEC’s subsidiary, holds the Level A Certificate for Surveying & Mapping, the highest qualification for providing the widest range of GIS services in China. In addition, after investing in our systems, our existing customers have a strong incentive to purchase follow-on phases with us in order to expedite implementation and save costs. Moreover, in February 2009, our PGIS technology was selected for use in the MPS’ Golden Shield Project and our GeoGlobe Software passed appraisal by China's National Bureau of Mapping and Surveying. Our management expects that these honors will significantly enhance our competitive position and reputation in the industry.

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

Our Chinese subsidiary IST, is a Shenzhen City Software Enterprise, holds ISO 9001:2000 Certification and Maturity Level 2 of Capability Maturity Model Integration. However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which IST does not have. Through our exclusive commercial arrangements with iASPEC we benefit from the following governmental licenses and permits previously awarded and currently held by iASPEC:

Name	Duration
Computer System Integration Level One Qualification from PRC Ministry of Information	June 11, 2007 – June 10, 2010
State Secret related Computer Information System Integration Certificate	March 29, 2006 – March 29, 2009
Guangdong Province Computer Information System Security Service Qualification	July 22, 2004 (Grant Date, subject to annual renewal)
Shenzhen City High Technology Enterprise Certification	December 31, 2001 (Grant Date, subject to annual renewal)
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Qualification	October 31, 2007 – October 30, 2009
Maturity Level 3 of Capability Maturity Model Integration	September 2007 (Grant Date)
ISO 9001:2000 Certification	May 30, 2008 – May 29, 2011
Shenzhen Software Enterprise Certification	June 29, 2005 (Grant Date, subject to annual renewal)

In addition, Bocom Multimedia, ISS and Zhongtian hold the following certifications and qualifications:

Holder	Name	Duration
Bocom Multimedia	ISO 9001:2000 Certification from Universal Certification Service Co., Ltd.	November 08, 2004 – September 26, 2010
Bocom Multimedia	Certificate for China Compulsory Product Certification	August 14, 2007 (Grant Date)
ISS	ISO 9001:2000 Certification	June 05, 2008 – June 05, 2011
ISS	Shenzhen Software Enterprise Certification	April 09, 2008 (Grant Date, subject to annual renewal)
ISS	Maturity Level 3 of Capability Maturity Model Integration	(To provide)
ISS	Computer System Integration Level Three Qualification from PRC Ministry of Information	August 15, 2008 – August 14, 2011
Zhongtian	Computer System Integration Level Four Qualification from PRC Ministry of Information	(To provide)
Zhongtian	Shenzhen Software Enterprise Certification	April 29, 2008 (Grant Date, subject to annual renewal)
Zhongtian	Shenzhen High-tech Enterprise Certification	February 22, 2008 (Grant Date, subject to annual renewal)

Our Employees

As of December 31, 2008, we had approximately 732 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Software Development	539
Sales & Marketing	60
Admin & Human Resources	64
Accounting	40
Corporate Finance	6
Management	23
Total	732

We believe that our relationship with our employees is good. Our Chinese subsidiaries have trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff. The remuneration payable to employees includes basic salaries and allowances. We also provide training for our staff from time to time to enhance their technical knowledge.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed.  You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes

RISKS RELATED TO OUR BUSINESS

The global economic conditions and current credit crisis could impair the overall availability and cost of external financing for our operations and we may be forced to curtail or cease further business expansion or our operations.

We currently generate sufficient operating cash flows to support our working capital requirements, but our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  Were rely on access to the financial markets to provide us with significant discretionary funding capacity.  However, the continuation or intensification of the current global economic crisis and turmoil in the global financial markets may adversely impact our potential sources of capital financing, and may impact our ability to manage normal relationships with our customers, suppliers and creditors.  In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether.  It is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our suppliers and creditors could have further negative consequences for our business operations. The economic situation also could harm our current or future suppliers and creditors, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

If we are unable to raise additional financing or identify suitable merger or acquisition targets, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.

Our long-term business plan includes the identification of suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance overall productivity and to benefit from economies of scale.  Due to the current global financial crisis, we may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders, and additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We also may not be able to identify merger or acquisition targets or, after a merger or acquisition, may not be able to integrate the target’s business or operations successfully with ours. Such failure to execute our long-term business plan likely will negatively impact our results of operations.

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

Historically, a significant portion of our revenues have been derived from a limited number of customers. For the years ended December 31, 2008 and 2007, 43% and 59% of our revenues, respectively, were derived from our five largest customers. The loss of any of these significant customers would adversely affect our revenues and stockholder value.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiang Huai Lin, our Chairman and Chief Executive Officer, Wendy Wang, our Chief Financial Officer and Zhi Xiong Huang, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct a material weakness or significant deficiency in our internal controls over our financial reporting identified by our management.

During its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, our management concluded that we had significant deficiencies related to our supervision, monitoring and annual financial statement preparation and review processes, our identification, documentation and review of various reconciliations and related supporting documentation necessary to prepare financial statements in accordance with US GAAP, and our lack of sufficient accounting personnel qualified in US GAAP. Although we have taken steps to remediate this deficiency, including: (1) our establishment of an Audit Committee constituted of independent directors to oversee our accounting and financial reporting processes and the audits of our financial statements, one of whom also possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of the Nasdaq Marketplace Rules and as an “audit committee financial expert” as defined by the rules and regulations of the SEC; and (2) our appointment of a new Chief Financial Officer with the relevant accounting experience, skills and knowledge in the preparation of financial statements and financial reporting disclosures in accordance with US GAAP and applicable SEC regulations, our failure to fully remediate it could result in losses in the future.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports, on Form 10-K. We are subject to this requirement commencing with our fiscal year ending December 31, 2008 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. This annual report includes an attestation report since we are deemed to be an accelerated filer.  We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

The revenue growth and profitability of our business depend on the overall demand for software products and related services, particularly within the private sector. Our strategy involves a sale of our products and services primarily to customers in the private sector, so our business depends on the overall economy and the economic and business conditions within this market. The current stock market decline and the global economic slowdown may affect the demand for our software products and related services and decrease technology spending of many of our customers and potential customers. These events could have a material effect on us in the future, including, without limitation, on our future revenue and earnings.

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

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Research and development expenses were $2,596,430 and $797,580 for the years ended December 31, 2008 and 2007, respectively.

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

Third parties may claim that our products or services infringe their proprietary rights. Any infringement claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert our management’s attention from our core business. In the event of a successful infringement claim against us, we may have to pay significant damages, incur substantial legal fees, develop costly non-infringing technology, or enter into license agreements that require us to pay substantial royalties and that may not be available on terms acceptable to us, if at all.

RISKS RELATING TO OUR COMMERCIAL RELATIONSHIP WITH IASPEC

Jiang Huai Lin’s association with iASPEC could pose a conflict of interest which may result in iASPEC decisions that are adverse to our business.

Jiang Huai Lin, our president and Chief Executive Officer and the beneficial owner of 49.4% of our common stock also beneficially owns 100% of the equity interests in iASPEC, from whom we derived 48% of our revenue in the fiscal year ended December 31, 2008 and 68% of our revenue in the fiscal year ended December 31, 2007, pursuant to existing commercial arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

If iASPEC or its shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with iASPEC. During the fiscal years ended December 31, 2008 and 2007 we derived 48% and 68% of our revenues, respectively, from the provision of services to iASPEC customers. A significant portion of these revenues have not yet been collected. Amounts owed by iASPEC under the Management Service Agreement for each quarter will be due and payable no later than the last day of the month following the end of each such quarter. If iASPEC or its shareholders are unwilling or unable to perform their obligations under our commercial arrangements with it, including payment of revenues under the Management Service Agreement as they become due each quarter, we will not be able to conduct our operations in the manner currently planned. In addition, iASPEC may seek to renew these agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control iASPEC, we may not succeed in enforcing our rights under them. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

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

Our major shareholder, Mr. Jiang Huai Lin, owns and controls iASPEC. As a result, Mr. Lin may be able to cause our commercial arrangements with iASPEC to be amended in a manner that will be adverse to our company, or may be able to cause these agreements not to be renewed, even if their renewal would be beneficial for us. Although we have entered into an agreement that prevents the amendment of these agreements without the approval of the members of our Board other than Mr. Lin, we can provide no assurances that these agreements will not be amended in the future to contain terms that might differ from the terms that are currently in place. These differences may be adverse to our interests.

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

The shares purchased by the investors in our 2007 private placement transaction are subject to redemption in the event that the PRC government takes action that unwinds our restructuring transaction. Any such redemption would materially and adversely affect our liquidity and capital resources since we would have to return the funds raised in the private placement.

If any PRC governmental agency takes action that materially and adversely affects the transactions contemplated by the restructuring agreement and we are unable to reverse the adverse governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the investors in the private placement transaction that closed on January 31, 2007 and February 5, 2007, within 60 days of the occurrence of such governmental action, then if asked, we are obligated, as liquidated damages, to redeem the shares purchased by such investors, within 30 days of their demand, for an amount equal to the investor’s entire investment amount without interest. If the PRC government takes action that triggers this redemption right, then our liquidity and capital resources would be materially adversely affected as we would be required to return the funds raised in the private placements. If we are required to return such funds we may required to sell assets or to seek financing on terms that are not favorable, if available at all, and our financial condition could be thereby materially and adversely affected.

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

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

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

Any future outbreak of severe acute respiratory syndrome or avian flu in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. However, following this declaration, a number of isolated new cases of SARS have been reported, mostly recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, during 2005 and 2006 China reported cases of humans becoming infected with a strain of avian influenza or bird flu known as H5N1, which is often fatal to humans. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may reduce the level of economic activity in affected areas and deter people from congregating in public places, which may lead to a reduction in our advertising revenue as our clients may cancel existing contracts or defer future advertising expenditures. In addition, health or other government authorities may require temporary closure of our offices, or the offices, where we provide our advertising services. All these will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

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

Under the New Enterprise Income Tax, or EIT, Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China Information Security Technology, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

In addition, under the New EIT Law, dividends payable by a FIE to any of its foreign non-resident enterprise investors shall be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with China that provides for a reduced rate of withholding tax on dividends. Since the PRC and Hong Kong have signed the above-mentioned tax arrangement for the avoidance of double taxation, and Shenzhen Bocom, Information Security Software and Information Security Technology are wholly owned by China Information Security Technology, the dividends payable by each of Shenzhen Bocom, Information Security Software and Information Security Technology to its foreign non-resident enterprise investors are expected to be subject to a 5% withholding tax pursuant to the China-Hong Kong double tax arrangement. However, dividends declared and paid from pre-January 1, 2008 distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

RISKS RELATED TO THE MARKET FOR OUR STOCK

We are subject to penny stock regulations and restrictions which may affect our ability to sell our securities on the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Trading in our common stock is volatile and our stock price fluctuates: between December 1, 2007 and December 31, 2008, our stock price has fluctuated from a low of $3.00 to a high of $10.80.  When our stock price trades under $5.00 per share it may be designated a “penny stock.” As a “penny stock,” our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

There has been, and will likely continue to be, significant volatility in the market price of securities in general and of technology companies in particular, including ours. These fluctuations can be unrelated to the operating performance of these companies. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•

general economic conditions and trends;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the technology industry;

•

investor perceptions of the stock market in general and our industry or company in particular;

•

shortfalls in our actual financial results compared to our guidance or results previously forecasted by stock market analysts

•

quarterly fluctuations in our financial results or other software companies’ financial results;

•

acquisitions or strategic alliances or announcements of new products by us or our competitors;

•

any stock repurchase program;

•

significant developments relating to our relationships with our customers or suppliers;

•

litigation involving our Company or any of our officers and directors; and

•

general conditions in the software industry and conditions in the financial markets.

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

Mr. Jiang Huai Lin, our Chairman, President and Chief Executive Officer, beneficially owns 45.8% of our outstanding voting securities as at December 31, 2008. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have no outstanding or unresolved comments from the Securities and Exchange Commission staff.

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

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, pursuant to lease agreements that will expire on various dates through June 2011. Rent expense for the years ended December 31, 2008 and 2007, was approximately $337,000 and $46,300, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2008 to a vote of security holders that has not already been disclosed in a Current Report on Form 8-K during the period.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CPBY” on the Nasdaq Global Select Market. Our CUSIP number is 16944F101.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Prices (1)
	High	Low
Year Ended December 31, 2009
1st Quarter (through March 3, 2009)	$3.99	$3.78

Year Ended December 31, 2008
1st Quarter	$8.50	$4.10
2nd Quarter	$7.99	$4.80
3rd Quarter	$5.61	$3.61
4th Quarter	$4.89	$3.00

Year Ended December 31, 2007
1st Quarter	$9.50	$3.98
2nd Quarter	$8.25	$4.00
3rd Quarter	$9.00	$4.11
4th Quarter	$10.80	$7.05

________________________

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

Holders

As of December 31, 2008, there were 201 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of 2008 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,000,000 (1)	$9.48	7,530,000(2)
Equity compensation plans not approved by security holders	-	-	-
Total	8,000,000		7,530,000

(1)  On June 13, 2007, our Board of Directors authorized the establishment of the China Information Security Technology, Inc. Equity Incentive Plan, or Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors.  At that time we reserved 8,000,000 shares of our common stock for issuance under the Plan.

(2)  On November 27, 2007, we issued 70,000 shares of common stock to our senior management and an outside consultant as bonus awards and we included stock-based compensation of $609,000 in our administrative expenses for the year ended December 31, 2007. On November 30, 2007, our Board of Directors authorized the grant of options to certain employees to purchase 490,000 shares of our common stock, par value $0.01, subject to ratification of the Plan by our stockholders. The options had an exercise price of $9.48 per share, were to vest on December 5, 2008 and to expire on December 5, 2011. The respective stock-based compensation, amounting to $68,891 was charged into administrative expenses in the Consolidated Statements of Income and Comprehensive Income. On March 3, 2008, our Board of Directors voided and canceled the grant of the stock options to the employees, and on March 20, 2008 approved the grant of 400,000 shares stock awards to them at price of $4.30 per share. These newly granted shares vested quarterly at 1/4 over a one-year period following the grant. Since the cancellation and grant of the replacement award occurred concurrently, they were treated as a modification of the terms of the cancelled award in accordance with SFAS 123R.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a holding company that owns all of the issued and outstanding capital stock of China Public Security Holdings Limited, a British Virgin Islands holding company, or CPSH. We operate through our PRC mainland subsidiaries, IST, ISS, Bocom and Zhongtian, and through our variable interest entity, or VIE, iASPEC and its subsidiary Geo. Through the operations of our China-based subsidiaries and the subcontracting services provided for in our MSA with iASPEC, we are a provider of integrated solutions for the information security sector and full-service GIS solutions to the public security and civil-use markets in China, specializing in providing information security technology, GIS, and digital hospital information systems. Through ISS, we also provide an e-Government application platform and solutions technology, and we are an exclusive CA application provider for the PRC’s Shenzhen municipality. The CA certification allows ISS to issue digital certificates that contain a public key that can be used by the public to encrypt messages and protect the identity of the user. The CA also certifies that the public key contained in the certificate belongs to the person, organization, server or other entity noted in the certificate. CAs are currently used in China’s e-Government industry and can be successfully integrated with our e-Government platforms and solutions to enhance customers’ applications.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important government departments in China, including the Ministry of Public Security of People’s Republic of China, the Guangdong Province Public Security Department, the Fujian Province Public Security Department, the Shenzhen General Station of Exit and Entry Frontier Inspection, and other Public Security, Firefighting and Traffic Police Departments in Guangdong Province, Hainan Province, Shanxi Province, Shenzhen City, Shantou City, Zhuhai City, Beijing City, Tianjin City, Shijiazhuang City, Shanghai City, Jingmen City, Chongqing Municipality and Kunming City, and the Shenzhen Personnel Bureau, the Shenzhen Urban Planning Bureau, the Shenzhen Labor Bureau, the Shenzhen Civil Administration Bureau, the Shenzhen Health Bureau, the Dongguan Land Resource Bureau, the Dongguan Urban Planning Institute, the Nanchang Landscaping Bureau, the Wuhan Landscaping Bureau, the Nanjing Surveying and Mapping Bureau and the Inner-Mongolia Surveying and Mapping Bureau In the future, we expect to continually expand our market and product offerings in the public sectors and other sectors, through active industry consolidation and technical capabilities reinforcing.

Fiscal Year 2008 Financial Performance Highlights

We continued to experience strong demand for our products and services during the fiscal year ended December 31, 2008, which resulted in revenue and net income growth. The following are some financial highlights for the period:

•

Revenue: Revenue increased $47.8 million, or 127.4%, to $85.3 million for the fiscal year ended December 31, 2008, from $37.5 million* for the same period in 2007.

•

Income from operations: Income from operations increased $10.7 million, or 81%, to $23.9 million for the fiscal year ended December 31, 2008, from $13.2 million* for the same period in 2007.

•

Net income: Net income increased $10.5 million, or 78%, to $23.8 million for the fiscal year ended December 31, 2008, from $13.3 million* for the same period in 2007.

•

Fully diluted net income per share: Fully diluted net income per share was $0.51 for the fiscal year ended December 31, 2008, as compared to $0.33 for the same period in 2007.

Our net income for the fiscal years ended December 31, 2008 and 2007 was approximately $23.8 million, $13.3 million*, respectively. For the fiscal years ended December 31, 2008 and 2007, our net income was impacted by a stock-based compensation cost recognized pursuant to SFAS 123 (R).

__________
* Non-GAAP financial measures

The following table represents the impact of our stock-based compensation cost for the fiscal year ended December 31

	2008	2007

Net income	$23,786,976	$13,331,452
Stock-based compensation (“SBC”)	1,604,741	677,891
Net income (without SBC)	$25,391,717	$14,009,343

Weighted average number of shares outstanding
Basic	46,398,600	39,718,967
Diluted	46,852,827	40,152,855

Earnings per share (without SBC)
Basic	$0.55	$0.35
Diluted	$0.54	$0.35

Together with new contracts won from other provinces and our acquisition of Bocom, Geo and Zhongtian, we have become a full service, national provider of public security information technology and we are on our way to achieving our goal to be the leading provider of integrated solutions for public security information technology and GIS software service operations in China.

The total value of our backlog of contracts is estimated to be approximately $30.68 million. The following table shows our backlog information as of December 31, 2008:

Revenue recognized in the fiscal year of 2008	$85.30 million
Backlog of uncompleted contracts	$22.09 million
Backlog of contracts newly signed, but not yet implemented	$8.59 million

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

Taxation

Our subsidiaries, ISS, iASPEC, Bocom and Zhongtian, are all governed by the Income Tax Laws of the PRC and are subject to the PRC enterprise income tax, or EIT, at 18% in 2008.

Before January 1, 2008, foreign invested enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which included a 30% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone were subject to reduced tax rate. On March 6, 2007, the China Unified Corporate Income Tax Law, or the EIT Law, was released and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, both of which became effective on January 1, 2008, and resulted in an increase in the PRC federal statutory tax rate to 25%. The EIT Law gives foreign investment enterprises, or the FIEs, established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, Old FIEs that enjoyed tax rates lower than 25% under the original EIT Law can gradually increase their EIT rate by 2% per year until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to continue enjoying their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25%

As a wholly-owned FIE, our PRC subsidiary, IST, was approved by PRC tax authorities on August 10, 2007, to enjoy a two-year tax exemption, followed by a 50% exemption for three years, retroactive to as of January 1, 2007. Since the EIT Law permits companies, such as IST, that were previously exempt from taxes or that had concessional rates to retain their preferences until the original expiration date the EIT Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2008 and IST will continue to qualify for a 50% tax exemption for the two years thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts. As a high-tech enterprise, Geo was subject to EIT at a 15% rate in 2008, and will be subject to EIT at the same rate in 2009.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. Therefore, the financial data for the year ended December 31, 2007 reflects the operating results of CIST and its subsidiaries for the fiscal year of 2007 and the operating results of its VIE for the six months ended December 31, 2007. The non-GAAP financial data for the year ended December 31, 2007 reallocates related party revenue from iASPEC.

	2008	2007
	GAAP Year ended 31-December	Year ended 31-December	Reallocation of related party revenue	Non-GAAP Year ended 31-December
Revenue-Third Parties	$85,235,887	$24,800,750	$12,713,673	$37,514,423
Revenue-Related party	65,297	5,541,959	(5,541,959)	-
Total Revenue	85,301,184	30,342,709	7,171,714	37,514,423

Cost of revenue	(46,222,320)	(12,373,370)	(6,303,161)	(18,676,531)
Gross profit	39,078,864	17,969,339	868,553	18,837,892

Administrative expenses	(10,158,863)	(3,288,657)	(457,151)	(3,745,807)
Research and development expenses	(2,596,430)	(797,580)	(324,791)	(1,122,371)

Fee to iASPEC under the Turkey Agreement	-	(92,160)		(92,160)
Selling expenses	(2,440,689)	(480,465)	(152,315)	(632,780)
Income from operations	23,882,882	13,310,477	(65,703)	13,244,774

Other income, net	938,921	79,435	65,703	145,138
Interest income	214,850	138,840		138,840
Interest expenses	(179,130)			-
Minority interest	(241,197)	(90,000)		(90,000)

Income from discontinued operations	718,159	-		-

Income taxes	(1,547,509)	(107,300)		(107,300)
Net income	$23,786,976	$13,331,452	$-	$13,331,452

Weighted average number of shares
Basic	46,398,600	39,718,967
Diluted	46,852,827	40,152,855

Earnings per share
Basic	$0.51	$0.34
Diluted	$0.51	$0.33

AS A PERCENTAGE OF REVENUE
	2008	2007
			Non-GAAP
	Year ended	Year ended	Year ended
	31-December	31-December	31-December
Revenue-third parties	99.9%	81.7%	100.0%
Revenue-related party	0.1%	18.3%	0.0%
Cost of revenue	54.2%	40.8%	50.5%
Gross profit	45.8%	59.2%	50.2%
Administrative expenses	11.9%	10.8%	10.0%
Research and development expenses	3.0%	2.6%	3.0%
Fee to iASPEC under the Turnkey Agreement	-	-	-
Selling expenses	2.9%	1.6%	1.7%
Income from operations	28.0%	43.9%	35.3%
Other income	1.1%	0.3%	0.4%
Interest income	0.3%	0.5%	0.4%
Minority interest	0.3%	0.3%	0.2%
Income taxes	1.8%	0.4%	0.3%
Net income	27.9%	43.9%	35.5%

Revenue

Our revenue is generated from our integrated hardware and software products and through the related after-sales services. In 2008 we experienced solid growth in revenues. Revenue for the year ended December 31, 2008 increased $47.8 million, or 127%, to $85.3 million, as compared to $37.5 million for 2007. The increase in our revenue was mainly due to our expansion in the market, the development of our new product lines and our procurement of several large-scale system integration projects in 2008. In November 2007, ISS became our wholly owned subsidiary and between February and November of 2007, Bocom and Zhongtian became our wholly owned subsidiaries and Geo became the subsidiary of our VIE, iASPEC. For the year 2008, these companies collectively contributed $ 26.5 million, compared to the 2.3 million contributed in 2007 by the consolidation of ISS.

Cost of Revenue

Our cost of revenues increased $27.6 million, or 147%, to $46.2 million, for the fiscal year ended December 31, 2008, from $18.7 million in 2007. The increase was mainly due to the consolidation of ISS, Bocom, Geo and Zhongtian who collectively contributed approximately $15.8 million in 2008, compared to $1.7 million in 2007 which only included ISS. As a percentage of revenues, our cost of revenue increased to 54.2% during the year ended December 31, 2008, from 49.8% in 2007. During the 2008 period, we were engaged in several large-scale system integration projects which involved higher costs for procured hardware and other subcontracting costs. The cost for accomplishing those projects is generally much higher than pure software development services and, therefore, led to an increase in our cost of revenues.

Gross Profit

Our gross profit increased $20.2 million, to $39.1 million for the year ended December 31, 2008, from $18.8 million in 2007. Gross profit as a percentage of revenue was 45.8% for the year ended December 31, 2008, a decrease of 3.7%, from 50.2% in 2007. This 3.7% decrease in gross profit percentage was mainly due to significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale system integration projects. Another factor was the increasing proportion of hardware sales with higher costs after our acquisitions of ISS and Bocom.

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

Our administrative expenses increased $6.4 million, or 171%, to $10.2 million for the year ended December 31, 2008, from $3.7 million in 2007. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs in connection with the expansion of our operations. The number of our employees increased from 460 in 2007 to 732 in 2008. In addition, we issued 70,000 bonus shares to our senior management and a consulting service company on November 27, 2007. On November 30, 2007, we also granted options to purchase 490,000 shares of our common stock to certain employees which resulted in $0.68 million of stock-based compensation cost charged into administrative expenses in 2007. On March 3, 2008, the Company canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of restricted common stock to the employees under our 2007 Equity Incentive Plan. In 2008, $1.6 million of stock-based compensation was charged to administrative expenses in connection with the Plan. As a percentage of revenue, administrative expenses increased to 11.9% for the year ended December 31, 2008 from 10.0% in 2007. We believe the increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. For the year ended December 31, 2008, research and development expenses increased to $2.6 million, from $1.1 million for the same period of 2007, a $1.5 million, or 131% increase, from period to period. Increases related to iASPEC and IST reflect our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling expenses increased $1.8 million, or 286%, to $2.4 million for the year ended December 31, 2008, from $0.6 million in 2007. The increase was mainly due to the consolidation of ISS, Bocom, Geo and Zhongtian collectively contributed $1.3 million in 2008, compared to $0.04 million, the result of consolidation in the same period of 2007 which  only included ISS. As a percentage of revenue, our selling expenses increased to 2.9% for the year ended December 31, 2008, from 1.7% in 2007. We believe such increase was generally in line with the increase in our revenue.

Income from Operations

Income from operations increased $10.7 million, or 80%, to $23.9 million for the year ended December 31, 2008, from $13.2 million in 2007. Income from operations as a percentage of revenue decreased to 28.0% during the year ended December 31, 2008, from 35.3% in 2007. This decrease was due to the lower margins reported by recent acquisitions, as well as the significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Interest Income

Interest income increased $76,010, or 55%, to $214,850 for the year ended December 31, 2008, from $138,840 in 2007. Such increase was mainly attributable to the increased cash balances from our fundraising activities during 2008. As a percentage of revenue, our interest income decreased to 0.3% for the year ended December 31, 2008, from 0.4% in 2007.

Minority Interest

Compared with $0.09 million for the same period in 2007, minority interest increased $0.15 million, or 168%, to $0.24 million for the year 2008. Consolidation of iASPEC for the twelve months in 2008, compared to six months in 2007, resulted in an increase of $0.09 million in minority interest, and the consolidation of Geo from April 1, 2008 contributed $0.06 million.

Discontinued Operations

In December 2008, we terminated our involvement in two joint venture projects, the leasing of LED screens and the manufacture and sale of LCD screens. Our termination resulted in income from discontinued operations of $ 0.72 million.

Provision for Income Taxes

Our subsidiaries, ISS, Bocom, Zhongtian, and our VIE, iASPEC (exclusive of Geo), are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 18% of assessable profits in 2008. Geo is subject to EIT at a rate of 15% of assessable profits as a High-Tech Enterprise. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the year of 2008. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. On August 10, 2007, IST was granted the EIT exemption by PRC tax authorities, retroactive to as of January 1, 2007. Income tax expenses for the years 2008 and 2007, was $1.55 million, and $0.11 million, respectively.

Net Income

Net income increased $10.5 million, or 78%, to $23.8 million during the year ended December 31, 2008, from $13.3 million in 2007. The increase in net income was primarily attributable to the increase in revenue and other factors described above.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2008, we had cash and cash equivalents of $ 9.6 million.  We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.

The following table provides the statements of net cash flows for the years ended December 31, 2008 and 2007：

CASH FLOW	Years Ended December 31
	2008	2007
Net Cash Provided by Operating Activities	$4,547,977	$1,607,191

Net Cash Used in Investing Activities	(21,045,087)	(31,964,909)

Net Cash Provided by Financing Activities	5,228,098	49,535,182

Effect of Exchange Rate Change on Cash	1,079,082	405,402

Net (decrease) increase in Cash and Cash Equivalents	(10,189,930)	19,582,866

Cash and Cash Equivalents – Beginning of Period	19,755,182	172,316

Cash and Cash Equivalents – End of Period	$9,565,252	$19,755,182

Operating Activities

Net cash provided by operating activities was $4.5 million for the year ended December 31, 2008, which is an increase of $2.9 million from the $1.6 million net cash provided by operating activities in 2007. The increase in cash provided by operations during the year ended December 31, 2008 was mainly due to the increase in accounts receivable and accounts payable as a result of the steady growth of our business operations.

•

On February 15, 2008, our Board of Directors approved our VIE, iASPEC’s entry into a share purchase and increased capital agreement, dated as of February 16, 2008, for the purchase of approximately 57% of Geo for RMB 49,500,000 (approximately $6,999,000), which is reflected in consideration paid for business acquisition of Geo in our condensed consolidated financial statements.

•

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo, the Company advanced RMB38 million to iASPEC (approximately $5.4 million) to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s majority shareholder, who, upon authority and direction of the Board of Directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

•

On October 31, 2008, we completed the acquisition of Kwong Tai and its wholly-owned PRC subsidiary, Zhongtian, from Wide Peace International Investments Limited, a British Virgin Islands company, for a purchase price of $16,500,000, of which $9,900,000 (approximately RMB67,617,000) was paid in cash on the closing date.

•

In May 2008, our wholly-owned subsidiary, IST, entered into a contractual joint venture agreement with Huipu Electronic (Shenzhen) Co., Ltd., or Huipu, to set up a joint venture project in the manufacturing and sales of LCD screens.  In May 2008, IST also entered into a contractual joint venture agreement with Lianchengwen Technology (Shenzhen) Co., Ltd. ("LTS"), to set up a joint venture project in leasing LED screens. According to the contracts, the Company provided funds to the projects for equipment acquisition, repayable by the other parties if certain revenue and income targets were not met. This contractual arrangement also resulted in the creation of a variable interest under FIN 46R, as the Company is the primary beneficiary of the project. Under the terms of the contract, we agreed to provide funds to the projects for equipment acquisition, and the other parties agreed to repay such equipment costs if certain revenue and income targets are not met. Effective December 31, 2008, the contractual joint venture arrangements were terminated and IST received approximately $718,000, representing its agreed-upon share of the joint venture project’s net income from inception through termination.  As a result of the termination, the cash flows of the joint ventures have been eliminated from IST’s ongoing operations and IST has no continuing involvement in the projects.  Accordingly, the assets and liabilities and revenues and expenses of the two joint ventures are no longer included in the Company’s consolidated financial statements and the $718,000 has been recorded as income from discontinued operations.

•

During December, 2008, IST received a Bills Receivable from Huipu, in the amount of RMB30,716,000 (approximately $4,481,340) that will mature on March 31, 2009.

Investing Activities

For the fiscal year ended December 31, 2008, net cash used in investing activities was $21.05 million, which included $0.71 million, $2.44 million and $0.23 million of cash acquired from Bocom, Geo and Zhongtian, respectively, compared to cash used of $31.96 million for 2007. Cash provided by and used in investing activities during the fiscal year ended December 31, 2008 consisted of the $15.0 million in cash collected from the sale of our investment in marketable securities and from the honor of a guarantee by our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin in connection with this investment, offset by the price paid of $7.0 million and $9.9 million, respectively, in connection with the acquisition for Geo and Zhongtian, a $5.66 million short-term investment made in June 2008 and $8.57 million cash paid for the investment in the two joint ventures during the year. The company also spent $8.9 million on the purchase of property and equipment, and received $1.14 million in cash proceeds from sales of property and equipment.

In May 2008, IST entered into contractual joint venture agreements with Huipu Electronic (Shenzhen) Co., Ltd. to set up a joint venture project in manufacturing and sales of LCD screens, and with Lianchengwen Technology (Shenzhen) Co., Ltd. ("LTS"), to set up a joint venture project in leasing LED screens. According to the contracts, the Company provided funds to the project for RMB 60,000,000 (approximate $8.57 million). In December 2008, we terminated these two joint venture projects.

On November 9, 2007, we invested in three equity-linked notes, or ELNs, for HKD176,814,000 (approximately $22,654,000). The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin, provided a guarantee against any losses sustained as a result of the our investment in the ELNs. On December 28, 2007, the maturity date of the ELNs, one of the ELNs was redeemed by the issuer for cash of HKD 60,000,000 (approximately $7,687,000) and with a gain of HKD906,000 (approximately $116,000). The other two ELNs were redeemed by the issuer’s surrender of the underlying equity securities to us. On March 25, 2008, when we sold the remaining equity securities, the market value of the underlying securities was HKD85,009,123 (approximately $10,897,000). To honor his guarantee, on March 28, 2008, Mr. Lin consummated a private sale to certain accredited investors of 1,070,000 restricted shares of our Common Stock owned by him, for an aggregate price of $4.28 million, or $4.00 per share, and delivered the proceeds from the sale of his shares to us. Mr. Lin will not receive any shares of our common stock, other security or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future. In connection with this private sale transaction, we entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, we agreed to register within a predefined period, shares of its common stock transferred to them by Mr. Lin. There are no liquidated damages associated with the failure to timely register these shares.

As a result of Mr. Lin’s actions, the transactions did not have any impact on our operating results or financial condition for the fiscal year 2008. All of our cash is currently invested in interest bearing bank accounts. In addition, management and our Board of Directors have reviewed our cash management practices and have now put in place strict controls to ensure that going forward, our cash will only be invested in straight interest bearing instruments that ensure the liquidity of these funds and the preservation of capital.

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

Financing Activities

For the fiscal year ended December 31, 2008 and 2007, net cash provided by financing activities was $5.1 million and $49.5 million, respectively. For the fiscal year ended December 31, 2008, financing activities included the repayment of a $1.09 million bank loan and securing a $6.3 million bank loan. During 2007, net cash provided by financing activities was mainly attributable to the net proceeds of $49.8 million raised in our private placement during January and February 2007.

On July 8, 2008, the Company's subsidiary, ISIID, drew a term loan for HK$40 million (approximately $5.1 million) from a bank. The loan is payable in 12 monthly installments of principal and interest, has an interest rate at Hong Kong Interbank Offer Rate (“HIBOR”) plus 2.75% (4.57% as of July 8, 2008) per annum and matures on July 8, 2009. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company, and is collateralized by the Company's short-term investments.

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

IST, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, effective as of July 1, 2007, and replaced it on the same day with the Management Services Agreement, or MSA. Pursuant to the terms of the MSA, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the Software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. IST also has the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve as a majority on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC. In addition, both iASPEC and IST will require the affirmative vote of the majority of our Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business.

Under the MSA, IST receives 100% of the net received profit of iASPEC, and reimburses iASPEC for all net losses incurred by iASPEC, as such terms are defined in the MSA, and iASPEC is permitted to retain $180,000 per year out of net received profits. The MSA also provides that IST may advance to iASPEC, at IST’s sole discretion, amounts to be credited against IST’s future obligations to iASPEC. Any such advances are treated as prepayments and not as loans and iASPEC has no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net received profit when and as requested by IST. The parties to the MSA also agreed to the calculation of a true-up amount, consisting of the cumulative net profit or net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with IST, through the date of the MSA, and iASPEC will pay such true-up amount to IST if there is a net received profit, while IST is obligated to reimburse such true-up amount to iASPEC if it is there is a net loss.

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

Inflation

Inflation has not materially affected our business or the results of our operations to date.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•

Goodwill－Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed upon the acquisition of Information Security Software Investment Limited, or ISSI (formerly Fortune Fame International Limited) in 2007, Information Security International Investment and Development Limited, Shenzhen or ISIID (formerly Bocom Multimedia Display Technology Co., Ltd.), Wuda Geoinformatics Co., Ltd or Geo, Shenzhen Zhongtian Technology Development Company Ltd, and Kwong Tai International Technology Limited, or Kwong Tai. In accordance with Statement of Financial Accounting Standards or “SFAS” No. 142, Goodwill and Other Intangible Assets, our management evaluates the carrying value of goodwill annually or when a possible impairment is indicated. We perform our impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2008.

•

Revenue Recognition－Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. Our revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “ Revenue Recognition ,” and AICPA Statement of Position No. 97-2, “ Software Revenue Recognition “.

The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and SOP 81-1 “Accounting for Long-term Construction Type Contracts.” The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. We review accounts receivables for allowances whenever events or changes in circumstances indicates that the related carrying amounts may not be recoverable, losses on accounts receivables are provided when they become evident

•

Foreign Currency Translation－The functional currency of our wholly- owned PRC subsidiaries, IST, ISS, Bocom,  Zhongtian and our VIE, iASPEC and its holding subsidiary, Geo is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. Our PRC subsidiaries’ financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

The exchange rates adopted are as follows:

	December 31, 2008	December 31, 2007
Year end exchange rate	6.8542	7.3141
Average yearly exchange rate	6.9623	7.6172

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

•

Income Taxes-Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109 , “Accounting for Income Taxes,”  these deferred taxes are measured by applying currently enacted tax laws.

•

Earnings per Share-Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For the year ended December 31, 2008, dilutive securities represent outstanding warrants to acquire 400,000 shares of common stock, and contingently issuable common stock of 970,479 shares.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a new framework for measuring that values and expands disclosures about fair value measurements. The standard applied prospectively to new fair value measurements performed after January 1, 2008, for measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard applies to all remaining fair value measurements, including non-recurring valuations of non-financial assets and liabilities such as those used in measuring impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations consummated after January 1, 2009.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which is effective for the Company on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following

•

In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•

Contingent consideration will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•

Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•

Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

Generally, the effects of SFAS No. 141(R) will depend on future acquisitions. In December 2008, the FASB issued (FSP FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” a proposed FSP which would amend the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The proposed FSP would require that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, Accounting for Contingencies.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which is effective for the Company on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in the Company’s consolidated financial statements. After adoption, noncontrolling interests (approximately $14 million and $10 million at December 31, 2008 and 2007, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. Earnings attributable to minority interests (approximately $241,000 in 2008 and $90,000 in 2007) will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This standard did not have any material impact on the Company’s consolidated operating results and financial position upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Wendy Wang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2008.  Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Wang, determined that, for the reasons disclosed below, as of December 31, 2008, and as of the date of this Report, our disclosure controls and procedures were not effective.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the a company’s principal executive and principal financial officers and effected by a company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls, such that internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Wendy Wang, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management excluded from this assessment, two of the three businesses that we acquired in 2008, because it was not possible to conduct an assessment of the two acquired businesses’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to excluding these companies, we are required to (1) formally note that management is excluding these acquired business from management’s report on internal control over financial reporting; (2) clearly identify the acquired businesses excluded and have indicated the significances of the acquired businesses in our company’s consolidated financial statements; and (3) disclose material changes, if any, to our internal control over financial reporting due to the acquisition of these businesses.  We have excluded Geo, iASPEC’s PRC subsidiary, and Zhongtian, our PRC indirect subsidiary, from our assessment of internal control over financial reporting as of December 31, 2008 because these companies were acquired on April 1, 2008 and October 31, 2008, respectively, and qualified under current SEC regulations for exclusion from our assessment of internal control over financial reporting. Geo and Zhongtian’s financial statements constitute 12% and 8%, respectively, of our total assets, 5% and less than 1% respectively of total revenues, and less than 1% each of net income of our consolidated financial statements amounts, as of and for the year ended December 31, 2008. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2008, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, for the reasons disclosed below, as of December 31, 2008, our internal controls over financial reporting were not effective based on those criteria.

During its audit of our consolidated financial statements for the fiscal year ended December 31, 2008, our independent registered public accounting firm reported material weaknesses in our internal controls over financial reporting. Our independent registered public accounting firm reported material weakness in our financial statement reporting process, including:

(i)

lack of sufficient accounting personnel qualified in US GAAP;

(ii)

deficiencies in the supervision, monitoring, and annual financial statements preparation and review processes; and

(iii)

insufficient identification, documentation and review of various reconciliations and related supporting documentation necessary to prepare financial statements in accordance with US GAAP.

Management believes that the material weaknesses identified above were the direct result of our changes in both junior and senior accounting personnel during the 2008 period and our lack of audit committee oversight during a part of this period. We have taken the measures below and plan to continue taking measures to remediate these material weaknesses as soon as practicable.

On April 8, 2008, our Board of Directors established an audit committee consisting of Mr. Yun Sen Huang, Mr. Qiang Lin, and Mr. Sean Shao (Chair), each of whom our board determined to be “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., and one of whom (Mr. Shao) possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.  Our Audit Committee now oversees our accounting and financial reporting processes and the audits of our financial statements, and is responsible for, among other things:

•

selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•

reviewing with our independent auditors any audit problems or difficulties and management’s response;

•

reviewing and approving all proposed related-party transactions;

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

These functions were previously being performed by the Board of Directors. However, we believe that an independent audit committee performing these functions will help to remediate the material weaknesses identified above.

On November 17, 2008, our Board of Directors appointed Ms. Wendy Wang to serve as our Chief Financial Officer. Ms. Wang has over ten years experience in financial reporting, cost accounting, financial planning, forecasting and analysis, internal controls and tax planning in sizeable organizations. Prior to joining us, Ms. Wang served from September 2004 to October 2008 as the China regional financial controller for the Industrial Operations Division of Amphenol Corp. (NYSE: APH), one of the world’s largest manufacturers of interconnect products; and from August 2000 to June 2003, as Assistant Manager with Pacific Quorum Property Inc. in Vancouver, Canada. Ms. Wang has also served as a financial controller with several other companies in multiple industries and is knowledgeable in PRC GAAP, US GAAP, IFRS and China taxation standards. She holds a Chinese Accountant Certificate and a Master’s degree in International Accounting from the City University of Hong Kong.  Our management is confident that, in light of Ms. Wang’s professional history and background, she has the relevant accounting experience, skills and knowledge in the preparation of financial statements and financial reporting disclosures in accordance with US GAAP and applicable SEC regulations.

In addition to the foregoing measures, we plan to take the following measures to remediate the material weaknesses identified:

(i)

hire additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules;

(ii)

engage a qualified external consultant with extensive experience in US GAAP reporting and accounting to assist us in  the supervision of the financial reporting process; and

(iii) fine tune our processes for collecting and reviewing information required for the preparation of the financial statements and related footnotes.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 to contain a material misstatement.

(c) Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Audit Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
China Information Security Technology, Inc. and subsidiaries

We have audited China Information Security Technology, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2008 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2008 annual report on Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include two business acquisitions during 2008 because it was not possible to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment.  The two businesses’ comprise 20%, 5% and less than 1% of total assets, total revenue and net income, respectively, included in the consolidated financial statements of the Company as of December 31, 2008.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these two acquired businesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified in the financial statement reporting process, including maintaining sufficient accounting and finance personnel qualified in US GAAP; the supervision, monitoring and annual financial statement preparation and review processes; and the identification, documentation and review of various reconciliations and related supporting documentation necessary to prepare financial statements in accordance with US GAAP.  These material weaknesses are included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2008 annual report on Form 10-K.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2008 and 2007, and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effects of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended December 31, 2008 and 2007, and our report dated March 15, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 15, 2009

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names of our current directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

NAME	AGE	POSITION
Jiang Huai Lin	38	President, Chief Executive Officer, and Chairman of the Board
Wendy Wang	42	Chief Financial Officer
Zhi Xiong Huang	38	Chief Technology Officer
Yifu Liu	35	Chief Operating Officer
Zhiqiang Zhao	37	Director and Chief Administrative Officer
Yun Sen Huang	61	Director
Qiang Lin	61	Director
Sean Shao	51	Director

Mr. Jiang Huai Lin.  Mr. Lin has been a member of our Board of Directors since September 6, 2006 and he became our President and Chief Executive Officer on October 3, 2006. Mr. Lin has also served as the Chairman and Chief Executive Officer of our subsidiary, IST, since its incorporation in January 2006. During the period from September 2000 to June 2004, Mr. Lin served as the President and Chief Executive Officer of Hong Kong United Development Group, a consolidated enterprise engaging in investment, high technology and education. Before that, during the period from February 1995 through August 2000, Mr. Lin was a Director and the General Manager of Fujian Wild Wolf Electronics Limited, a company engaged in the business of manufacturing electrical consumer products. Mr. Lin holds a Bachelor’s degree in Industrial Accounting from Xiamen University.

Ms. Wendy Wang.  Ms. Wang has been our Chief Financial Officer since November 17, 2008. Ms. Wang has over ten years experience in financial reporting, cost accounting, financial planning, forecasting and analysis, internal controls and tax planning in sizeable organizations. Prior to joining us, Ms. Wang served from September 2004 to October 2008 as the China regional financial controller for the Industrial Operations Division of Amphenol Corp. (NYSE: APH), one of the world’s largest manufacturers of interconnect products; and from August 2000 to June 2003, as Assistant Manager with Pacific Quorum Property Inc. in Vancouver, Canada. Ms. Wang has also served as a financial controller with several other companies in multiple industries and is knowledgeable in PRC GAAP, US GAAP, IFRS and China taxation standards. She holds a Chinese Accountant Certificate and a Master’s degree in International Accounting from the City University of Hong Kong.

Mr. Zhi Xiong Huang.  Mr. Huang has been our Chief Technology Officer since September 1, 2008.  Prior to that, he served as our Chief Operating Officer from May 10, 2007 and as a member of our Board of Directors from November 28, 2006. Mr. Huang has also served as the Vice-President of IST since its incorporation in January 2006. Since September 2002, he has also been a Vice President of iASPEC, where he supervises iASPEC’s research and development activities and consults on various types of sophisticated, technical issues. Between July 2001 and March 2002, Mr. Huang served as the General Manager of product development of Shenzhen Runsheng Information Systems Company Ltd. and was responsible for overseeing general operations. He holds a B.S. in computer science from Hehai University in China and has over fifteen years’ experience in information systems. Mr. Huang is currently a Director of the Shenzhen Computer Association and is an Expert with the Shenzhen Expert Association, a nonprofit organization.

Mr. Yifu Liu.  Mr. Liu has been our Chief Operating Officer since September 1, 2008.  Mr. Liu has over ten years’ experience in corporate operations, strategy management and market development.  Mr. Liu has served as Deputy General Manager of iASPEC since August 2002, and has been the General Manager of iASPEC since November 2006.  Prior to that, Mr. Liu served, from August 1997 to July 2002, as a Senior Sales Manager for Shenzhen Jingpinjia Electronics Company Ltd.. Mr. Liu holds a Bachelor’s degree in Electronics Engineering from Zhejiang University.

Mr. Zhiqiang Zhao.  Mr. Zhao has been our Chief Administrative Officer and a member of our Board of Directors since September 1, 2008. Mr. Zhao has extensive experience in corporate administration and human resources management.  Mr. Zhao has served as iASPEC’s Human Resource Manager since April 2005, and as its Deputy General Manager since July 2006. Prior to that, Mr. Zhao served, from March 2003 to March 2005, as Supervisor of Human Resources for Foxconn Technology Group.  Mr. Zhao holds a Bachelor’s degree in Mechanical and Electrical Engineering from Inner Mongolia University.

Mr. Yun Sen Huang.  Mr. Huang has been a member of our Board of Directors since August 10, 2007. Mr. Huang has been a Professor in the School of Information Engineering at Shenzhen University since September 1984. He has been involved in many computer application projects, and has received many awards, including a First Grade Award of Technology Advancement from Sichuan Province, a Second Grade Award of Technology Advancement from Guangdong Province, and a Third Grade Award of Technology Advancement from the Chemical Ministry. Mr. Huang has published eight books in the field of Networks and Multimedia Applications. In addition, Mr. Huang was a founder of the International Software Development (Shenzhen) Co., Ltd, a co-partnership company incorporated by IBM, East Asia Bank, and Shenzhen SDC Company, and its Chairman between 2001-2006. Currently, Mr. Huang is a Director of the Shenzhen Computer Academy, a Vice Director of the Guangdong Province Computer Academy, as well as Executive Director of the China University Computer Basic Education Committee. Mr. Huang holds a Bachelor’s Degree of Electronics Engineering from Tsinghua University. There is no relationship between Mr. Huang and our Chief Operating Officer, Zhi Xiong Huang.

Mr. Qiang Lin.  Mr. Lin has been a member of our Board of Directors since August 10, 2007. Mr. Lin has been a Professor in the School of Information Engineering at Shenzhen University since September 2002. From July 1997 to September 2002, Mr. Lin served as the Director of Computer Science and Technology Department at Shenzhen University. Mr. Lin has been engaged in teaching and research in the Computer Applications field for many years. Presently, he is a postgraduate advisor and teacher and focuses his research in the fields of Computer Networks, Information Systems, Databases, and ERP systems. Mr. Lin has published many research papers in China’s Computer Science . He is also the editor-in-chief of Electrical Business Foundation . Mr. Lin has significant research experience in information systems, electronic business, logistics, and image disposal and has successfully developed many computer application systems as a project principal. He has been awarded with a First Grade Award of Software Development from the Chinese Chemical Ministry and a Third Grade Award of Science and Technology Development by Guangdong Province. Mr. Lin holds a Master Degree of Computing Mathematics from Zhongshan University .  There is no relationship between Mr. Lin and our Chief Executive Officer, Jiang Huai Lin.

Mr. Sean Shao.  Mr. Shao has been a member of our Board of Directors since April 1, 2008. Mr. Shao has been serving as Chief Financial Officer of Trina Solar Limited since August 2006, where he assisted it in listing on the NYSE in December 2006. Previously he was the Chief Financial Officer of ChinaEdu Corporation, a Chinese educational service provider, from September 2005 to August 2006 and was the Chief Financial Officer of Watchdata Technologies Ltd., a Chinese security software company, from August 2004 to September 2005. He was previously a senior manager at Deloitte Touche Tohmatsu CPA Ltd., Beijing from October 1998 to July 2004 and an assistant manager at Deloitte & Touche Toronto from December 1994 to November 1997. Mr. Shao received his Master’s degree in Health Care Administration from the University of California at Los Angeles in 1988 and his Bachelor’s degree in Art from East China Normal University in 1982. Mr. Shao is an associate member of the American Institute of Certified Public Accountants.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us all such filing requirements applicable to its officers and directors were complied with during the fiscal year ended December 31, 2008.

Code of Ethics

On December 25, 2007, our Board of Directors amended and restated our current code of ethics, or Code of Ethics, so that it conforms to the rules and regulations of The Nasdaq Stock Market, Inc. The Code of Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  A copy of the Code of Ethics has been filed as Exhibit 14 to our annual report on Form 10-K, filed on March 31, 2008.  Our Code of Ethics is also posted on the Corporate Governance page of our website at www.chinacpby.com.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

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

Committees and Meetings

Our Board currently has three standing committees which, pursuant to delegated authority, perform various duties on behalf of and report to the Board: (i) Audit Committee, (ii) Compensation Committee and (iii) Corporate Governance and Nominating Committee.  Each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are comprised entirely of independent directors.  From time to time, the Board may establish other committees.

Each of our three standing committees were formed on April 8, 2008.  During the fiscal year ended December 31, 2008, each of our four committees met 4 times.  Copies of the charters for each of our four standing committees may be obtained from our website at www.chinacpby.com.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors established an Audit Committee on April 8, 2008 and appointed Mr. Yun Sen Huang, Mr. Qiang Lin, and Mr. Sean Shao to serve as members of the committee, each of whom our board determined to be “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.  Mr. Shao was appointed as the Chair of the audit committee.

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee is responsible for, among other things:

•

selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•

reviewing with our independent auditors any audit problems or difficulties and management’s response;

•

reviewing and approving all proposed related-party transactions;

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

Our Board of Directors has determined that Mr. Shao possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee consists of Mr. Yun Sen Huang, Mr. Qiang Lin, and Mr. Sean Shao, each of whom “independent” as that term is defined under the Nasdaq listing standards. Our Compensation Committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated.  Mr. Huang was appointed as Chair of the Compensation Committee.

The Compensation Committee is responsible for, among other things:

•

approving and overseeing the compensation package for our executive officers;

•

reviewing and making recommendations to the Board with respect to the compensation of our directors;

•

reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and setting the compensation level of our Chief Executive Officer based on this evaluation; and

•

reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms' fees and other retention terms.  The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee.  The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee consists of Mr. Yun Sen Huang, Mr. Qiang Lin, and Mr. Sean Shao, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The Corporate Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.  Mr. Lin was appointed as Chair of the Corporate Governance and Nominating Committee.

The Corporate Governance and Nominating Committee is responsible for, among other things:

•

identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

•

reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•

identifying and recommending to the Board of Directors to serve as members of the Board’s committees; and

•

monitoring compliance with our code of business conduct and ethics.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang Huai Lin, Chairman, CEO, and President (1)	2007	45,949	-	261,000 (3)	-	-	-	108,000 (2)	414,949
	2008	82,732	-	-	-	-	-	-	82,732
Zhi Xiong Huang, Chief Technology Officer (4)	2007	27,359	-	174,000 (5)	-	-	-	-	201,359
	2008	52,282	-	-	-	-	-	-	52,282
Zhi Qiang Zhao, Director and Chief Administrative Officer (6)	2007	-	-	-	-	-	-	-	-
	2008	47,686	-	60,150 (7)	-	-	-	-	107,836

Narrative Disclosure to Summary Compensation Table

(1)

On September 6, 2006, Mr. Lin became our Chairman and on October 3, 2006 he became our President and Chief Executive Officer. Prior to that, Mr. Lin was (and continues to be) the Chairman and Chief Executive Officer of our subsidiary, IST. The annual, long term and other compensation shown in this table include the amount Mr. Lin received from IST during the applicable periods.

(2)	This amount constitutes amounts due to iASPEC under a license agreement between iASPEC and IST. Mr. Lin controls 100% of the equity interests of iASPEC.
(3)	Represents the Fair Market Value of 30,000 shares of our common stock, par value $0.01, awarded to Mr. Lin on November 27, 2007, pursuant to the Plan.
(4)

Mr. Huang resigned from the posts of Chief Operating Officer and Board of Director on September 1, 2008 and was appointed as Chief Technology Officer. Mr. Huang has also served as the Vice-President of our subsidiary, IST since its incorporation in January 2006.

(5)	Represents the Fair Market Value of 20,000 shares of our common stock, par value $0.01, awarded to Mr. Huang on November 27, 2007, pursuant to the Plan.
(6)

Mr. Zhao was appointed as Board of Director and Chief Administrative Officer on September 1, 2008. Mr. Zhao served as Human Resource Manager of iASPEC since April 2005 and as Deputy General Manager of iASPEC since July 2006.

(7)

The dollar amount reported represents the Fair Market Value of 15,000 shares of our common stock, par value $0.01, awarded to Mr. Zhao, for his services as our Chief Administrative Officer after he assumed that role.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, none of our executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year ended December 31, 2008.

We use the Black-Scholes option pricing model to measure the fair value of stock options, granted in 2008. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of our stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Employment Agreements

All our employees, including Messrs Lin, Huang, Liu and Zhao and Ms Wang, have executed our form of employment agreement and non-disclosure agreement. Mr. Lin earns RMB 40,000 per month (approximately $5,700) for his services as our Chief Executive Officer and as IST’s Chief Executive Officer.  Mr. Huang earned RMB8, 000 per month (approximately $1,149) for his services as our Board of Director and earns RMB30,000 per month (approximately $4,300) as our Chief Technology Officer and as IST’s Vice President. Mr. Liu earns RMB 35,000 (approximately $5,030) per month for his services as our Chief Operating Officer.  Ms. Wendy Wang earns RMB 35,000 (approximately $5,030) per month for her services as our Chief Financial Officer.  Mr. Zhao earns RMB 35,000 per month (approximately $5,030) for his services as our Chief Administrative Officer. In addition, on June 20, 2008, Mr. Zhao was granted 5,000 shares of our common stock, for his services as iASPEC's management and he subsequently transferred all 5,000 of those shares in July 2008.  On September 20, 2009 and December 20, 2009 respectively, 5,000 and 15,000 shares of our common stock were granted to Mr. Zhao for his services as our Chief Administration Officer, pursuant to our 2007 Equity Incentive Plan.  No other benefits have been granted by us to officers at this time.

Director Compensation

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ending December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang Huai Lin	13,788	-	-	-	-	-	13,788
Zhi Qiang Zhao	4,596	-	-	-	-	-	4,596
Zhi Xiong Huang	9,192	-	-	-	-	-	9,192
Qiang Lin	3,879	-	-	-	-	-	3,879
Yun Sen Huang	3,879	-	-	-	-	-	3,879
Sean Shao	13,500	-	-	-	-	-	13,500

Narrative to Director Compensation Table

Mr. Jiang Huai Lin earns RMB 8,000 per month (approximately $1,149) for his services as the Chairman of our Board of Directors and Mr. Zhao earns RMB 8,000 per month (approximately $1,149) for his services as a member of our Board of Directors. Mr. Zhi Xiong Huang, who served as a member of our Board of Directors until September 1, 2008, earned RMB 8,000 per month (approximately $1,149) until his resignation.

Our independent directors, Messrs Yun Sen Huang, Qiang Lin and Sean Shao, have all entered into our form of independent director agreement.  Under the terms of their agreements, Mr. Yun Sen Huang earns RMB 3,000 per month (approximately $431), Mr. Qiang Lin earns RMB 3,000 per month (approximately $431), and Mr. Shao earns $18,000 per year as compensation for their services as independent directors.

All of our directors are reimbursed for pre-approved reasonable business-related expenses incurred in good faith in the performance of their duties for our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 13, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group.  Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Information Security Technology, Inc., 21st Floor, Everbright Bank Building, Zhuzilin, Shenzhen, China 518040.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jiang Huai Lin	President, CEO and Chairman	Common Stock, $0.01 par value	21,750,080 (3)	44.57%
Wendy Wang	Chief Financial Officer	Common Stock, $0.01 par value	0	*
Zhi Xiong Huang	Chief Technology Officer	Common Stock, $0.01 par value	20,000	*
Yifu Liu	Chief Operating Officer	Common Stock, $0.01 par value	15,000	*
Zhiqiang Zhao	Director and Chief Administrative Officer	Common Stock, $0.01 par value	15,000	*
Yun Sen Huang	Director	Common Stock, $0.01 par value	0	*
Qiang Lin	Director	Common Stock, $0.01 par value	0	*
Sean Shao	Director	Common Stock, $0.01 par value	0	*
All officers and directors as a group (8 persons named above)		Common Stock, $0.01 par value	21,800,080	44.67%
5% Security Holders
Jiang Huai Lin		Common Stock, $0.01 par value	19,150,080	39.24%
Total Devices Management, Ltd.		Common Stock, $0.01 par value	2,600,000	5.33%
Pinnacle China Fund, L.P. 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock, $0.01 par value	3,420,479	7.01%
The Pinnacle Fund, L.P. 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock, $0.01 par value	3,420,479	7.01%
Barry M. Kitt 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock, $0.01 par value	6,840,958(4)	14.02%
Adam Benowitz 20 West 55th Street, 5th Floor New York, New York 10019		Common Stock, $0.01 par value	3,474,069(5)	7.12%

*Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

 (2)

As of March 13, 2009, a total of 48,803,211 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 2,600,000 shares of our common stock held by Mr. Lin indirectly through Total Devices Management, Ltd., an entity that is wholly-owned by Mr. Lin.

 (4)

Includes 3,420,479 shares of our common stock held by Pinnacle China Fund, L.P. and 3,420,479 shares of our common stock held by The Pinnacle Fund, L.P.  Barry M. Kitt exercises investment discretion and control over these shares and may be deemed to be the beneficial owner thereof. Mr. Kitt hereby disclaims beneficial ownership of the shares of common stock reported herein to the extent of his direct or indirect pecuniary interest therein.

(5)

Includes 1,400,000 shares of our common stock held by Vision Opportunity Master Fund, Ltd., a Cayman Islands company and 2,074,069 shares of our common stock held by Vision Opportunity China LP, a limited partnership organized under the laws of Guernsey.  Mr. Benowitz exercises investment discretion and control over these shares and may be deemed to be the beneficial owner thereof.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

The following table includes the information as of the end of 2008 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,000,000 (1)	$4.30	7,530,000(2)
Equity compensation plans not approved by security holders	-	-	-
Total	8,000,000		7,530,000

_________________________

(1)  On June 13, 2007, our Board of Directors authorized the establishment of the China Information Security Technology, Inc. Equity Incentive Plan, or Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. At that time we reserved 8,000,000 shares of our common stock for issuance under the Plan.

(2)  On November 27, 2007, we issued 70,000 shares of common stock to our senior management and an outside consultant as bonus awards and we included stock-based compensation of $609,000 in our administrative expenses for the year ended December 31, 2007. On November 30, 2007, our Board of Directors authorized the grant of options to certain employees to purchase 490,000 shares of our common stock, par value $0.01, subject to ratification of the Plan by our stockholders. The options had an exercise price of $9.48 per share, were to vest on December 5, 2008 and to expire on December 5, 2011. The respective stock-based compensation, amounting to $68,891 was charged into administrative expenses in the Consolidated Statements of Income and Comprehensive Income. On March 3, 2008, our Board of Directors voided and canceled the grant of the stock options to the employees, and on March 20, 2008 approved the grant of 400,000 shares stock awards to them at price of $4.30 per share. These newly granted shares have been vested quarterly at 1/4 over a one-year period following the grant. Since the cancellation and grant of the replacement award occurred concurrently, they will be treated as a modification of the terms of the cancelled award in accordance with SFAS 123R.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved that exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. Executive Compensation).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•

On March 28, 2008, Mr. Jiang Huai Lin, our Chairman, Chief Executive Officer and President, consummated a private sale to certain accredited investors of 1,070,000 restricted shares of our common stock owned by him, for an aggregate purchase price of $4.28 million, or $4.00 per share. Mr. Lin delivered the proceeds from the sale of his shares to honor the guarantee that he had provided that we would not suffer any loss incurred from our investment in ELNs. See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Investing Activities. In connection with this private sale transaction, we entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, we agreed to register within a predefined period, shares of our common stock transferred to them by Mr. Lin. Mr. Lin will not receive any shares of our common stock, other securities or other consideration for this capital contribution and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future.

•

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. Prior to our acquisition of Geo, Geo Navigation made non-interest bearing cash advances to Geo and at December 31, 2008, a balance of $486,136 remained outstanding.  The Company intends to repay this balance as soon as practicable.

•

Shenzhen Kewen Information Technology Co., Ltd., or Kewen, is private a company owned by Mr. Qi Danfeng, who is Chief Executive Officer of Zhongtian, our new indirect subsidiary.  Prior to our purchase of Zhongtian, Kewen routinely purchased software from Zhongtian and at December 31, 2008, Accounts receivable from Kewen was $95,120. Kewen intends to repay this balance as soon as practicable.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our Board of Directors is currently composed of 5 members, Messrs. Jiang Huai Lin, Zhiqiang Zhao, Yun Sen Huang, Qiang Lin and Sean Shao.  Each of Messrs. Zhao, Huang, Lin and Shao qualify as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were approximately $831,000 and $390,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $100,000, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $15,358 and $1,000, respectively.

Pre-Approval Policies and Procedures

On September 22, 2008, our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act.  These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2008 and the quarterly reviews for the subsequent fiscal quarters of 2009 through the review for the quarter ended September 30, 2009 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our Board of Directors also appointed and authorized Mr. Lin to grant pre-approvals of other audit, audit-related, tax and other services requiring Board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the Board of Directors is 100%.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

The financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(2)  Financial Statement Schedules

Not applicable.

(3)  Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated April 2, 2008, between China Public Security Technology, Inc. and China  (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

3.1

Amended and Restated Articles of Incorporation of the Registrant, as filed with the Secretary of State of Nevada on February 13, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

3.2

Bylaws of China Information Security Technology, Inc., adopted on February 13, 2008 (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-K filed by the Company on April 7, 2008).

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

4.6	China Information Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 13, 2007).

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

10.7

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Information Security Holdings Limited and the Registrant (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

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

10.23

 Equity Transfer Agreement, dated July 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporation by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

10.24

Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company  (incorporation by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

14	Amended and Restated Code of Ethics, adopted on December 25, 2007.

21*	List of Subsidiaries

23*	Consent of GHP Horwath, P.C.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: March 16, 2009	/s/ Jiang Huai Lin Jiang Huai Lin Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2009	/s/ Wendy Wang Wendy Wang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2008.

SIGNATURE	CAPACITY	DATE

/s/ Jiang Huai Lin Jiang Huai Lin	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2009

/s/Wendy Wang Wendy Wang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

s/ Zhiqiang Zhao Zhiqiang Zhao	Director and Chief Administrative Officer	March 16, 2009

s/ Qiang Lin Qiang Lin	Director	March 16, 2009

s/ Sean Shao Sean Shao	Director	March 16, 2009

s/ Yun Sen Huang Yun Sen Huang	Director	March 16, 2009

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

China Information Security Technology, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Information Security Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 15, 2009

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	NOTES	2008	2007
ASSETS

CURRENT ASSETS

Cash and cash equivalents		$9,565,252	$19,755,182
Short-term investments	5	5,835,838	14,966,752
Accounts receivable, net of allowance for doubtful accounts of $399,800 and $0, respectively		42,857,108	11,721,306
Bills receivable		4,481,340	-
Advances to suppliers		8,469,976	1,791,440
Amount due from related parties, net of allowance for doubtful accounts of $73,000 and $0, respectively	6	131,594	-
Inventories	7	7,107,537	4,779,930
Other receivables and prepaid expenses		6,251,484	974,475
TOTAL CURRENT ASSETS		84,700,129	53,989,085

Deposit for business acquisition	4	-	8,989,022
Long-term investments	8	3,078,405	-
Property and equipment, net	9	23,555,603	13,826,896
Intangible assets, net	10	13,115,151	4,894,397
Goodwill	4	24,018,894	7,154,395
TOTAL ASSETS		$148,468,182	$88,853,795

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Short-term bank loans	11	$6,327,992	$-
Accounts payable		10,707,728	3,079,304
Advances from customers		2,476,335	394,383
Amount due to related parties	6	486,136	-
Accrued payroll and benefits		1,319,386	386,699
Other payables and accrued expenses		2,553,019	600,784
Income tax payable	12	1,592,459	326,026
TOTAL CURRENT LIABILITIES		25,463,055	4,787,196

MINORITY INTEREST	3	13,907,347	10,060,657

STOCKHOLDERS' EQUITY

Common stocks, par $0.01; authorized capital, 200,000,000 shares;
Shares issued and outstanding (2008: 47,462,404; 2007:45,639,396 shares)	14	209,121	190,891
Additional paid-in capital		64,127,339	57,421,150
Reserve	13	4,964,597	1,755,552
Retained earnings		33,748,480	13,170,549
Accumulated other comprehensive income		6,048,243	1,467,800
TOTAL STOCKHOLDERS' EQUITY		109,097,780	74,005,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$148,468,182	$88,853,795

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008 AND 2007

	NOTES		2008	2007

Revenue - Products			$26,822,325	$2,007,800
Revenue - Software			34,958,401	13,131,578
Revenue - System integration			19,328,312	15,194,314
Revenue - Others			4,192,146	9,017
TOTAL REVENUE			85,301,184	30,342,709

Cost - Products sold			25,049,072	1,669,410
Cost - Software sold			5,628,436	2,233,493
Cost - System integration			12,196,185	8,470,467
Cost - Others			3,348,627	-
TOTAL COST			46,222,320	12,373,370

GROSS PROFIT			39,078,864	17,969,339

Administrative expenses			(10,158,863)	(3,288,657)
Research and development expenses			(2,596,430)	(797,580)
Management fee			-	(92,160)
Selling expenses			(2,440,689)	(480,465)

INCOME FROM OPERATIONS			23,882,882	13,310,477

Other income, net	16		938,921	79,435
Interest income			214,850	138,840
Interest expense			(179,130)	-

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST			24,857,523	13,528,752

Income tax expense	12		(1,547,509)	(107,300)
Minority interest	3		(241,197)	(90,000)

INCOME FROM CONTINUING OPERATIONS			23,068,817	13,331,452

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX OF $0)			718,159	-

NET INCOME			23,786,976	13,331,452

Foreign currency translation gain			4,580,443	1,467,800

COMPREHENSIVE INCOME			$28,367,419	$14,799,252

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic			46,398,600	39,718,967
Diluted			46,852,827	40,152,855

EARNINGS PER SHARE
Basic - From continuing operations			$0.50	$0.34
Basic - From discontinued operations			0.01	-
		$ $	0.51	$0.34

Diluted - From- continuing operations			$0.49	$0.33
Diluted - From discontinued operations			0.02	-
			$0.51	$0.33

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008 AND 2007

						Accumulated
	Common stock		Additional			other
	par value $0.01		paid-in		Retained	comprehensive
	Shares	Amount	capital	Reserve	earnings	income	Total

BALANCE AS AT January 1, 2007	31,550,298	$50,000	$-	$159,465	$1,435,184	$-	$1,644,649

Issuance of common stock in private placements	12,868,422	128,684	49,688,802	-	-	-	49,817,486
Common stock issued upon the cashless exercise of warrants	267,343	2,674	(2,674)	-	-	-	-
Common stock issued for business acquisition (Note 4 )	883,333	8,833	7,057,831	-	-	-	7,066,664
Stock-based compensation (Note 14 )	70,000	700	677,191	-	-	-	677,891
Net income for the year	-	-	-	-	13,331,452	-	13,331,452
Foreign currency translation gain	-	-	-	-	-	1,467,800	1,467,800
Transfer to reserve (Note 13)	-	-	-	1,596,087	(1,596,087)	-	-
BALANCE AS AT DECEMBER 31, 2007	45,639,396	190,891	57,421,150	1,755,552	13,170,549	1,467,800	74,005,942

Common stock issued upon the cashless exercise of warrants (Note 14)	298,008	2,980	(2,980)	-	-	-	-
Common stock issued and to be issued for business acquisitions (Note 4)	1,125,000	11,250	5,108,428	-	-	-	5,119,678
Stock-based compensation (Note 14)	400,000	4,000	1,600,741	-	-	-	1,604,741
Net income for the year	-	-	-	-	23,786,976	-	23,786,976
Foreign currency translation gain	-	-	-	-	-	4,580,443	4,580,443
Transfer to reserve (Note 13)	-	-	-	3,209,045	(3,209,045)	-	-
BALANCE AS AT DECEMBER 31, 2008	47,462,404	$209,121	$64,127,339	$4,964,597	$33,748,480	$6,048,243	$109,097,780

The accompanying notes are an integral part of these consolidated financial statements

 CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$23,786,976	$13,331,452
Adjustments to reconcile net income to net cash provided by operating activities:
Operating cash flows from discontinued operations	(718,153)
Depreciation (Note 9)	2,991,266	1,274,768
Amortization of intangible assets (Note 10)	1,354,567	168,747
Stock-based compensation (Note 14)	1,604,741	677,891
Minority interest (Note 3)	241,197	90,000
Gain on disposition of property and equipment	2,533	-
Provisions for losses on accounts receivable	472,750	-

Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in inventories	(472,829)	(1,399,838)
Increase in accounts receivable	(30,169,244)	(4,115,867)
(Increase) decrease in other receivables, advances to suppliers and prepaid expenses	(553,400)	592,182
Decrease in receivables from and advances to iASPEC prior to VIE consolidation	-	(10,660,988)
(Increase) in amount due from related parties	(109,422)	-
Increase in amount due to related parties	481,813	-
Increase in accounts payable	4,633,198	903,475
(Decrease) increase in advances from customers	(801,288)	54,830
Increase in other payables and accrued expenses	896,447	643,953
Increase in income tax payable	906,825	46,586

Net cash provided by operating activities	4,547,977	1,607,191

INVESTING ACTIVITIES
Increase in cash from VIE consolidation (Note 4)	-	4,731,140
Cash acquired from ISSI (Note 4)	-	326,831
Cash acquired in Geo acquisition (Note 4)	2,443,677	-
Cash acquired in Bocom acquisition (Note 4)	713,876	-
Cash acquired in Kwongtai and Zhongtian acquisition (Note 4)	233,243	-
Consideration paid for acquisition of ISSI (Note 4)	-	(7,051,469)
Consideration paid for acquisition of Geo (Note 4)	(7,049,073)	-
Consideration paid for acquisition of Kwongtai and Zhongtian (Note 4)	(9,852,455)	-
Purchase of Equity Linked Notes (Note 5)	-	(22,654,230)
Proceeds from sale of marketable securities (Note 5)	14,966,752	7,687,478
Purchased short-term investments (Note 5)	(5,655,605)	-
Proceeds from sales of property and equipment	1,146,671	-
Advances to third parties	-	332,479
Advances from related parties	-	115,312
Purchases of property and equipment	(8,928,057)	(6,452,450)
Capitalized and purchased software development costs	(487,541)	-
Deposit for acquisition of Bocom	-	(9,000,000)
Investing cash flows from discontinued operations	(8,576,575)

Net cash used in investing activities	(21,045,087)	(31,964,909)

(Continued)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007 (CONTINUED)

FINANCING ACTIVITIES
Advances repaid to a third party company	-	(200,000)
Amount repaid to a stockholder	-	(82,304)
Cash received from private placement of common stock	-	49,817,486
Borrowings under short-term loans (Note 11 )	6,314,410	-
Repayment of bank loan (Note 11)	(1,086,312)	-
Net cash provided by financing activities	5,228,098	49,535,182

Effect of exchange rate changes on cash and cash equivalent	1,079,082	405,402

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,189,930)	19,582,866
CASH AND CASH EQUIVALENTS, BEGINNING	19,755,182	172,316
CASH AND CASH EQUIVALENTS, ENDING	$9,565,252	$19,755,182

Supplemental disclosure of cash flow information:
Cash paid during the year
Income taxes, net of refund	$650,648	$24,574
Interest paid	$158,650	$-

Supplemental disclosure of non-cash investing and financing activities:

Acquired businesses

•

In 2007, 883,333 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $7,067,000 of ISS.

•

In 2008, 1,125,000 shares of common stock were issued and a further 1,280,807 were reserved for issuance for the equity portion of the purchase price of approximately $5,120,000 of Bocom and Zhongtian.

Property and equipment transfers from inventory	$78,784	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Security Technology Inc (the "Company" or “CIST”), and its subsidiaries, is a provider of integrated solutions for the information security sector,  and full-service Geographic Information Systems (“GIS”) solutions to the public security and civil-use markets in the People's Republic of China ("PRC"), specializing in providing information security technology, Geographic Information Systems (GIS), and digital hospital information systems, as well as the sale of computer hardware and software, and the provision of Certificate Authority, or CA, an application platform and e-Government solution technology. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), and Shenzhen Zhongtian Development Company Ltd (“Zhongtian”), and through the Company’s variable interest entity ("VIE"), iASPEC Software Co, Ltd ("iASPEC"), and its subsidiary, Wuda Geoinformatics Co., Ltd ("Geo").

On April 2, 2007, China Public Security Technology, Inc. ("CPST") entered into an Agreement and Plan of Merger (the "Merger Agreement") with CIST, a Nevada corporation and wholly-owned subsidiary of CPST. Pursuant to the Merger Agreement, CPST agreed to merge with and into CIST, with CIST being the surviving entity (the "Reincorporation Merger"). The Reincorporation Merger became effective on April 7, 2008 The Reincorporation Merger was effected by an exchange of shares of CPST into shares of CIST on a one-for-one basis. As a result of the Reincorporation Merger, CPST became domiciled in Nevada its name was changed to China Information Security Technology, Inc. All assets, liabilities, contracts and obligations of CPST became the assets, liabilities, contracts and obligations of CIST. References to the Company are to CIST as successor to CPST and its subsidiaries.

Business Turnkey Agreement

On October 9, 2006, IST, entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with iASPEC Software Company Limited, (formerly Shenzhen iASPEC Software Engineering Company Limited) (“iASPEC”), a PRC company controlled by Mr. Lin, the Company’s Chairman and Chief Executive Officer. iASPEC is a software development company that provides public security information technology, Police-Use Geographic Information Systems (“PGIS”) and Civil-Use Geographic Information Systems (“CGIS”) operating services to government and private customers in the PRC. Under the Turnkey Agreement, IST was to pay an annual fee of $180,000 to iASPEC and was to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenues from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to IST under the Turnkey Agreement.

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

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “ Consolidation and Variable Interest Entities”  (“VIEs”), (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, “ Consolidated Financial Statements ”. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a VIE of the Company and iASPEC’s results are consolidated in the Company’s financial statements. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

In May 2008, IST entered into a contractual joint venture agreement with Huipu Electronic (Shenzhen) Co., Ltd. to set up a joint venture project in manufacturing and sales of LCD screens. According to the contract, the Company provided funds to the project for equipment acquisition, repayable by the other parties if certain revenue and income targets were not met. This contractual arrangement resulted in a variable interest under FIN 46R, as the Company was the primary beneficiary of the project.

In May 2008, IST also entered into a contractual joint venture agreement with Lianchengwen Technology (Shenzhen) Co., Ltd. ("LTS"), to set up a joint venture project in leasing LED screens. According to the contract, the Company provided funds to the project for equipment acquisition, repayable by LTS if certain revenue and income targets were not met. This contractual arrangement also resulted in the creation of a variable interest under FIN 46R, as the Company is the primary beneficiary of the project.

Effective December 31, 2008, the contractual joint venture agreements were terminated and, in December 2008, IST received bills receivable from Huipu Electronic (Shenzhen) Co., Ltd. for a full refund of its original investments of  approximately $4.48 million. The Company expects LTS to refund its $4.1 million investment by March 31, 2009. Bills receivable represent bank undertakings that essentially guarantee payment of amounts thereunder. The undertakings are provided by banks upon receipt of collateral deposits from the Company’s customers or debtors. Bills receivable can be sold at a discount before maturity, which is typically within three months. In addition, IST received approximately $718,000, representing its agreed-upon share of the VIEs’ net income from inception through termination. The cash flows of these two VIE’s has been eliminated from IST’s ongoing operations and IST has no continuing involvement in the VIE’s. Accordingly, the assets and liabilities and revenues and expenses of this joint venture are no longer included in the Company’s consolidated financial statements and the $718,000 has been recorded as income from discontinued operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(c) Economic and Political Risks

The majority of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased and cash deposits with financial institutions with original maturities of three months or less to be cash equivalents.

The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions. At December 31, 2008, approximately $9.56 million was held in bank accounts in the PRC.

(e) Short-term Investments

The Company’s short-term investments are accounted for as either available-for-sale or trading securities. Investments accounted for as available for sale are stated at fair market value, with unrealized gains and losses (net of deferred income tax assets (liabilities)) reported as a component of stockholders’ equity. Investments accounted for as trading securities are stated at fair market value with unrealized holding gains and losses reported in income. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.

(f) Accounts Receivable and Concentration of Risk

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

Bills receivable represent bank undertakings that essentially guarantee payment of amounts thereunder.  The undertakings are provided by banks upon receipt of collateral deposits from the Company’s customers or debtors.  Bills receivable can be sold at a discount before maturity, which is typically within three months.

Accounts receivable include $25.72 million and $6.4 million of unbilled accounts receivable at December 31, 2008 and 2007, respectively. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the completion of work orders, which is estimated to be within one year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Accounts Receivable and Concentration of Risk (Continued)

The Company’s top five customers accounted for 47.3 % of accounts receivable as of December 31, 2008, of which two customers accounted for 13.9% and 10.8% of accounts receivable. No other customers accounted for greater than 10% of accounts receivable. As of December 31, 2007, the Company’s top five customers accounted for 40.5% of accounts receivable, of which two customers accounted for 20% and 10% of accounts receivable. No other customers accounted for greater than 10% of accounts receivable.

For the year ended December 31, 2008, two customers accounted for 12.8% and 12.5% of the third party revenue and no other customer contributed greater than 10% of revenue. For the year ended December 31, 2007, two customers accounted for 21% and 26% of third party revenue and no other customer contributed greater than 10% of revenue. The allowance for doubtful account losses at December 31, 2008, totaled $399,800 compared with $0 at December 31, 2007, representing management’s best estimate.

(h) Advances to Suppliers

Advances to suppliers represents cash deposits for the purchase of inventory items from suppliers.

(i) Advances from Customers

Advances from customers represents cash received from customers as advance payments for the purchase of the Company’s products.

(j) Fair Value of Financial Instruments and Fair Value Accounting

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of the amount due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Fair Value of Financial Instruments and Fair Value Accounting (continued)

The following table sets forth the Company’s financial assets. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 2

Short-term investments	$5,835,838.00	$5,835,838.00
Bills receivable	4,481,340.00	4,481,340.00

	$10,317,178.00	$10,317,178.00

The Company’s short-term investments and bills receivable  classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.. Such instruments are typically classified within Level 2 of the fair value hierarchy.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, the Company did not elect such option for our financial instruments and liabilities.

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

For the years ended December 31, 2008 and 2007, approximately 46% and 32%, respectively of total inventory purchases were from five unrelated suppliers. Two suppliers accounted for 19.2% and 11.6% of total inventory purchases in 2008. No other suppliers accounted for greater than 10% of total inventory purchases. One supplier accounted for more than 10% of purchase in 2007.

(l) Long-term Investments

Long-term investments are carried at cost. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. Management evaluates all of our cost method investments for impairment in accordance with FASB Staff Position (“FSP”) 115-1 and FAS 124-1 “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”; however, the fair value of the cost method investments is not required to be determined unless impairment indicators are present. When impairment indicators exist, discounted cash flow analyses are generally used to estimate the fair value.

Management determined that there was no impairment of cost method investments on December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Property and Equipment

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

(n) Intangible assets

Intangible assets represent technology-based intangible assets acquired in connection with business acquisitions (Note 4) and software development costs capitalized by iASPEC and Geo. (Note 3).

Intangible assets are being amortized using the straight-line method over the following estimated useful lives:

Software development costs	2-5 years
Technology	10-20 years
Trademarks	20 years
Customer Base	2 years

(o) Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2008.

(p) Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for disposal, if any, are reported at the lower of the carrying amount or fair value less costs to sell.  There were no impairments of long-lived assets as of December 31, 2008.

(q) Revenue Recognition

Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”.

The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and SOP 81-1“Accounting for Long-term Construction Type Contracts” . The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.

(r) Retirement Plan

Retirement benefits in the form of contributions under a defined contribution retirement plan to the relevant authorities are charged to the statements of income as incurred. Retirement benefit expenses for the years ended December 31, 2008 and 2007 were $428,800 and $117,753, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the fair value recognition provisions of SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock-based compensation measured at the grant date fair value of the award by using the Black-Scholes option pricing model. The Company recognizes the compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term. The provisions of SFAS 123R apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net profit in the periods after adoption. During the years ended December 31, 2008 and 2007, the Company has recognized approximately $1,605, 000 and $678,000, respectively of compensation expenses under the Plan. As of December 31, 2008, there was no unrecognized compensation expenses related to the non-vested options.

(t) Foreign Currency Translation (Continued)

The functional currency of the Company’s wholly- owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The Company’s PRC subsidiaries’ and their VIE’s financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The exchange rates adopted are as follows:

	December 31,	December 31,
	2008	2007
Year end exchange rate	6.8542	7.3141
Average yearly exchange rate	6.9623	7.6172

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

(u) Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development expenses. Costs that are incurred to produce the finished products after technological feasibility is established are capitalized and amortized over the estimated economic life from 2 to 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. During the years ended December 31, 2008 and 2007, $483,849 and $0, respectively was capitalized. At December 31, 2008 and 2007, unamortized capitalized software costs were $845,828 and $535,872, respectively. During the years ended December 31, 2008 and 2007, amortization expense of approximately $1,354,600 and $111,900, respectively, was charged to income.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w) Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under SFAS No. 128. These contingently returnable shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

For the year ended December 31, 2008, the dilutive impact of warrants and contingently issuable shares was 131,905 and 523,087, respectively.

For the year ended December 31, 2007, the dilutive impact of warrants and contingently issuable shares was 433,888 and zero, respectively.

Warrants for the purchase of 400,000 shares were not included in 2008 or 2007 as their effect would have been anti-dilutive.

(x) Segment reporting

Segment information is consistent with how management reviews its businesses, makes investing and resource allocation decisions and assesses operating performance. The Company reports financial and operating information in the following three segments:

(a) Information Security Segment: includes revenues from information security related projects;

(b) GIS Segment: includes the PGIS and civil-use GIS sales;

(c) Product Sales Segment: includes Bocom’s and ISS’s product sales.

All of the Company’s revenues are earned in the PRC and substantially all of the Company’s assets are located in the PRC.

(y) Sales, use and other value added tax

Revenue is recorded net of applicable sales, use and value added.

(z) Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which is effective for the Company on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•

In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•

Contingent consideration will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•

Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•

Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z) Recent Accounting Pronouncements (continued)

Generally, the effects of SFAS No. 141(R) will depend on future acquisitions. In December 2008, the FASB issued FSP FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, a proposed FSP which would amend the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The proposed FSP would require that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, Accounting for Contingencies.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which is effective for the Company on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in the Company’s consolidated financial statements. After adoption, noncontrolling interests (approximately $14 million and $10 million at December 31, 2008 and 2007, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. Earnings attributable to minority interests (approximately $241,000 in 2008 and $90,000 in 2007) will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions.

3. VARIABLE INTEREST ENTITY

The Company is the primary beneficiary of iASPEC, pursuant to the MSA, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements.

iASPEC’s assets and liabilities as of July 1, 2007 were as follows:

July 1, 2007

Cash and cash equivalents	$ 4,731,140
Accounts receivable	5,837,210
Inventory	3,066,853
Other current assets	2,296,535
Property and equipment	7,844,889
Intangible assets	609,540
Accounts payable	(2,067,458)
Amounts due to related parties	(11,941,282)
Other current liabilities	(406,770)

Net assets	$ 9,970,657

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo as described in Note 4, Business Acquisitions, the Company advanced RMB38 million (approximately $5.4 million) to iASPEC in two installments on November 20, 2007 and May 8, 2008, respectively, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s majority shareholder, who, upon authority and direction of the Board of Directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

For the years ended December 31, 2008 and 2007, all but $241,197 and $90,000, respectively of iASPEC’s net income was allocated to the Company. The $241,197 ($180,000 from iASPEC and $61,197 from Geo) and $90,000 have been attributed to minority interest in the consolidated statements of income and comprehensive income.

At December 31, 2008, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $27.3 million, an increase in liabilities (consisting primarily of accounts payable) of approximately $13.3 million, an increase in minority interest of approximately $14 million, and an increase in net income of approximately $10.6 million and $5.5 million, for the years ended December 31, 2008 and 2007, respectively.

4. BUSINESS ACQUISITIONS

2007 Acquisition

(a)

ISS

On November 7, 2007, the Company acquired 100% of the equity interests of Information Security Software Investment Limited, or ISSI (formerly Fortune Fame International Limited), and its operating PRC subsidiary, ISS (formerly Information Security Development Technology (Shenzhen) Company Ltd.）, for which approximately $7.1 million of the purchase price was paid in cash. The balance of the purchase price was paid through the issuance of 883,333 shares of the Company’s common stock.

Under the terms of the agreement, 250,000 shares of the Company’s common stock are to be returned if ISS does not meet certain net income targets in 2008, and an additional 250,000 shares are to be returned if ISS does not meet certain net income targets in 2009. During the fourth quarter of 2008, the Company recorded an adjustment of $3,100,000 on the acquisition of ISSI and ISSI’s subsidiary ISS to reduce goodwill and additional paid in capital. The following table represents the purchase price allocation of ISS based on estimated fair value at the date of acquisition.

Cash and cash equivalents	$326,831
Accounts receivable	1,369,257
Advances to suppliers	530,286
Inventory	151,516
Other current assets	257,526
Property and equipment	223,845
Goodwill	4,054,395
Intangible assets	4,334,381
Current liabilities	(229,904)

Total purchase price	$11,018,133

2008 Acquisitions

(a) Bocom

On February 1, 2008, the Company, through CPSH, acquired 100% of the equity interests of Information Security International Investment and Development Limited (“ISIID”), a Hong Kong company (formerly Bocom Multimedia Display Co., Ltd.), and its wholly-owned Chinese subsidiary, Shenzhen Bocom Multimedia Display Technology Co., Ltd. (“Bocom”). Approximately $9,000,000 of the purchase price was paid in cash and at December 31, 2007 was included in deposit for business acquisition. The balance of the purchase price was paid on April 1, 2008 through the issuance of 1,125,000 shares of the Company’s common stock.

Under the terms of the acquisition agreement, 300,000 shares of the Company’s common stock are to be returned if Bocom does not meet certain net income targets in 2008, and an additional 300,000 shares are to be returned if Bocom does not meet certain net income targets in 2009.

Bocom is a leading provider of advanced multimedia display and control technology, whose products have been widely applied in the fields of public security, communication and multimedia in China. The acquisition enhances the Company’s Police Geographic Information System (“PGIS”) product line by providing full turnkey solutions to customers.

(b) Geo

On April 1, 2008, iASPEC acquired approximately 57% of Wuda Geoinformatics Co., Ltd. (“Geo”), a leading provider of GIS software products and integrated solutions in China, for RMB49,500,000 (approximately $7,049,000).

Geo is a leading provider of 3S (Geographic Information System “GIS”, Global Positioning System “GPS” and Remote Sensing “RS”) services in China, and specializing in the development, system integration, technical services, special data productions and professional consulting and supervision services related to 3S systems. Geo was granted a Level A Certificate of Surveying & Mapping, the highest qualification for providing the widest range of GIS services in China. The acquisition enhances the Company’s product lines by providing more integrated products and services to customers. Since both Geo and iASPEC maintain certain PRC certifications and qualifications, management determined that it was appropriate and necessary for iASPEC to effectuate the acquisition of Geo. Therefore, IST advanced RMB38,000,000 (approximately $5.4 million) to iASPEC. iASPEC used the advance, along with its working capital, to complete the Geo acquisition.

4. BUSINESS ACQUISITIONS  (CONTINUED)

2008 Acquisitions (continued)

(c) Zhongtian

On October 31, 2008, the Company acquired 100% of the equity interest of Kwong Tai International Technology Limited, a Hong Kong company (“Kwong Tai”) and its wholly-owned Chinese subsidiary, Shenzhen Zhongtian Technology Development Company Ltd. (“Zhongtian”). Approximately $9,900,000 (approximately RMB67, 617,000) of the purchase price was paid in cash and the balance of the purchase price was paid through the issuance of 1,280,807 shares of the Company’s common stock in February 2009.

Under the terms of the purchase agreement, 355,164 shares of the Company’s common stock are to be returned if Zhongtian does not meet certain net income targets in 2009, and an additional 355,164 shares of the Company’s common stock are to be returned if Zhongtian does not meet certain income targets in 2010.

Zhongtian is focused on the development and sale of Hospital Information Management Software in order to help build modern, scientific and digitized hospitals. Its products are widely used to efficiently manage hospital fiscal information, clinic information, medical technologies, equipment and inventory, as well as, other comprehensive hospital information.

The portion of the common shares issued underlying the make good provisions of the ISS and Bocom acquisitions were included in determining the cost of the acquired entities and were recorded at their fair values at the dates of the acquisitions.  During the fourth quarter of 2008, the Company determined that the common shares issued underlying the make good provisions were similar to consideration placed in escrow, which under SFAS No. 141, Business Combinations, should not be recorded as outstanding until the outcome of the related contingency is determinable. The impact of this matter would be to reduce recorded goodwill and additional paid in capital. There is no impact to previously reported revenue, income from operations, net income, earnings per share, or working capital. There is also no impact to the Company’s contractual requirements and other obligations.  Management evaluated this matter in the context of SEC Staff Accounting Bulletin No. 99, Materiality, and determined that the impact was not material to the previously issued consolidated financial statements for the year ended December 31, 2007 or interim periods in 2008.  As a result, during the fourth quarter of 2008, the Company recorded an adjustment of $6,820,000 to reduce goodwill and additional paid in capital.

Under the term of the acquisition agreements 550,000 shares of the Company’s common stock were to be returned if the acquired entities did not meet certain net income targets in 2008. These targets were met in 2008. At December 31, 2008, approximately 1,260,000 shares of common stock underlying the make good provisions in the ISS, Bocom and Zhongtian acquisitions are contingently returnable.  When the contingencies are resolved, any portion of these shares that are not returned to the Company will be recorded as additional goodwill.

The following represents the preliminary purchase price allocation of ISIID and Bocom (collectively “Bocom”), Geo and Kwong Tai International Technology Company Ltd. and Zhongtian (collectively “Zhongtian”) based on their estimated fair values at the dates of acquisition. The purchase price allocations are subject to refinement:

	Bocom	Geo	Zhongtian	Total
Cash and cash equivalents	$713,876	$2,443,677	$233,243	$3,390,796
Accounts receivable	2,851,881	1,146,794	225,660	4,224,335
Advances to suppliers	475,120	187,969	-	663,089
Inventory	1,332,661	91,075	-	1,423,736
Other current assets	559,977	708,283	63,499	1,331,759
Property and equipment	43,287	3,753,779	174,566	3,971,632
long-term investment	-	3,004,756	-	3,004,756
Goodwill	7,705,183	2,269,698	9,989,618	19,964,499
Intangible assets	4,207,282	2,040,671	2,262,113	8,510,066
Current liabilities	(3,564,840)	(4,992,136)	(156,566)	(8,713,542)
Minority interest	-	(3,605,493)	-	(3,605,493)

Total	$14,324,427	$7,049,073	$12,792,133	$34,165,633

4. BUSINESS ACQUISITIONS  (CONTINUED)

2008 Acquisitions (continued)

The operating results of ISS have been included in the Company’s consolidated financial statements since November 07, 2007, the acquisition date. Intangible assets include technology with an estimated useful life of 10 years. Goodwill, which has been allocated to the Company’s Products Sales segment, is not expected to be deductible for tax purposes.

The operating results of Bocom have been included in the Company’s consolidated financial statements since February 1, 2008, the acquisition date. Intangible assets include technology and a trademark with estimated useful lives of 10 and 20 years, respectively. Goodwill, which has been allocated to the Company’s Products Sales segment, is not expected to be deductible for tax purposes.

The operating results of Geo have been included in the consolidated financial statements from the April 1, 2008, acquisition date. Intangible assets include software, trademarks and customer bases with estimated useful lives of 2, 20 and 2 years respectively. Goodwill, which has been allocated to the Company’s GIS segment, is not expected to be deductible for tax purposes.

The operating results of Zhongtian have been included in the consolidated financial statements from the November 1, 2008, acquisition date. Intangible assets include software with an estimated useful life of 10 years. Goodwill, which has been allocated to the Company’s Information Security segment, on the acquisition is not expected to be deductible for tax purposes.

The following tables show supplemental information of the results of operations on a pro forma basis for the years ended December 31, 2008 and 2007, as if the acquisitions of Bocom, Geo and Zhongtian had been completed at the beginning of the respective periods.

For the year ended December 31, 2008

	Historical
	CIST	Bocom, Geo	Pro Forma	Pro Forma
		& Zhongtian	Adjustments

Revenue	$85,301,184	$1,339,002	$-	$86,640,186

Income from operations	23,882,882	(307,605)	(310,113)	23,265,165

Minority interest	(241,197)	-	136,375	(104,822)

Net income	$23,786,976	$(239,548)	$(173,739)	$23,373,690

Weighted Average Number of Shares
Basic	46,398,600		1,280,807	47,679,407
Diluted	46,852,827		1,184,168	48,036,995

Earnings per share
Basic	$0.51			$0.49
Diluted	$0.51			$0.49

4. BUSINESS ACQUISITION (CONTINUED)

2008 Acquisitions (continued)

For the year ended December 31, 2007

	Historical
			Pro Forma	Pro
	CIST	Bocom, Geo & Zhongtian	Adjustments	Forma

Revenue	$30,342,709	$8,431,350	$-	$38,774,059

Income from operations	13,310,477	(1,820,201)	(726,729)	10,763,547

Minority interest	(90,000)	-	1,197,345	1,107,345

Net income	$13,331,452	$(1,262,514)	$470,616	$12,539,555

Weighted Average Number of Shares
Basic	39,718,967		2,405,807	42,124,774
Diluted	40,152,855		2,405,807	42,558,662

Earnings per share
Basic	$0.34			$0.30
Diluted	$0.33			$0.29

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Bocom and Geo, and the 43% minority interest of Geo.

5. SHORT-TERM INVESTMENTS

As of December 31, 2008, short-term investments consist of investments in Currency-linked Capital Protected Investment products in the amount of RMB40 million (approximately $5.8 million).  These investments have a term of one year and will be due on June 25, 2009. The return rate on these investments ranges from 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and U.S. Dollars on June 23, 2009. Based on exchange rates at December 31, 2008, the return rate would currently be 4.1975%.

These investments have been pledged as collateral for a bank term loan for HK$40 million (approximately $5.1 million) that the Company drew on July 8, 2008. (Note 11)

On November 9, 2007, the Company invested in three equity-linked notes (“ELNs”), for HKD176,814,000 (approximately $22,654,000), The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Mr. Lin provided a guarantee (“Lin Guarantee”) against any losses sustained as a result of the Company’s investment in the ELNs.

On December 28, 2007, the maturity date of the ELNs, one of the ELNs was redeemed by the issuer for cash of HKD 60,000,000 (approximately $7,687,000) and with a gain of HKD906,000 (approximately $116,000). The other two ELNs were redeemed by the issuer’s surrender of the underlying equity securities to the Company. At December 31, 2007, the market value of the underlying securities was HKD112,637,334 (approximately $14,441,000).

On March 25, 2008, the Company sold the remaining equity security for HKD85,009,123 (approximately $10,897,000). In addition, Mr. Lin paid the Company HKD31,805,000 (approximately $4,078,000) in connection with the Lin Guarantee and accordingly the Company recorded no gain or loss on the March 25, 2008 sale.. Mr. Lin paid the Lin Guarantee from the proceeds of a private sale of 1,070,000 shares of the Company’s common stock owned by him to certain investors for aggregate of net proceeds $4,153,000 or $4.00 per share. Mr. Lin will not receive any shares of our common stock, other securities or other consideration for this transaction and has waived any and all rights that he may have to make a claim against us for any such shares, securities or other consideration in the future.  In connection with this private sale transaction, the Company entered into a registration rights agreement with the purchasers of Mr. Lin’s shares, pursuant to which, among other things, the Company agreed to register, within a predefined period, the shares of our common stock transferred to them by Mr. Lin. There are no liquidated damages associated with the Company’s failure to timely register these shares. Although the Company has not suffered any losses, the investment by the Company in the ELNs could result in a claim being alleged against the Company.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of December 31, 2008, amount due from (to) related parties consists of:

Due from related company
- Xiamen Yili Geo Information Technology Co., Ltd.	$36,474
- Shenzhen Kewen Information Technology Co., Ltd.	$95,120
$131,594
Due to related company
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$486,136

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales during the year.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance consists of accounts receivable balances arising prior to the acquisition of Zhongtian.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

(b) Revenue - related party

Amount earned from Yili during the year ended December 31, 2008 were as follows:

Revenue	$65,297
Cost of sales	(19,084)
Gross profit	$46,213

(c) Revenue - related transactions with iASPEC under the Turnkey Agreement

Effective July 1, 2007, when iASPEC became the Company’s VIE, the results of iASPEC’s operations have been consolidated. Prior to July 1, 2007, revenue earned from iASPEC under the Turnkey Agreement was recorded as related party revenue in the Company’s financial statements.

Amounts earned from iASPEC under the Turnkey Agreement during the year ended December 31, 2007 is as follows:

Revenues, per contracts	$12,713,673

Cost of sales incurred by iASPEC	(6,558,443)
Expenses paid by iASPEC on behalf of IST	(613,271)
Net	$5,541,959

Fee payable to iASPEC under the Turnkey Agreement	$90,000

7. INVENTORIES

As of December 31, 2008 and 2007, inventories consist of:

	2008	2007
Raw materials	$2,537,223	$-
Finished goods	201,834	402,940
Installations in process	4,368,480	4,376,990
Total	$7,107,537	$4,779,930

8. LONG-TERM INVESTMENTS

As of December 31, 2008 and 2007, long-term investments consist of:

Tianhe Navigation and Communication Technology Co., Ltd. (“Tianhe”)	$3,005,457
Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”)	72,948

$3,078,405

Geo holds a 20% ownership interest in Tianhe Navigation and Communication Technology Co., Ltd. (“Tianhe”).  Although Geo owns 20% of Tianhe, Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

a. The Company and Geo do not participate in the policy making, operations, or financial processes of Tianhe;

b. There are no intercompany transactions between the Company or Geo and Tianhe;

c. There is no interchange of managerial personnel

d. The Company and Geo do not nominate or hold a board position at Tianhe.

e. There is no technological or financial dependence between the Company or Geo and Tianhe.

As a result of the foregoing factors, the investment in Tianhe is accounted for using the cost method of accounting.

Long-term investments also include Geo’s investments in Yili. During year ended December 31, 2008, the Company received dividends of RMB249, 900 (approximately $36,000) in connection with it’s investment in Yili.

9. PROPERTY AND EQUIPMENT

As of December 31, 2008 and 2007, property and equipment consists of:

	2008	2007
Office equipment	$505,256	$116,299
Electronics equipment	9,511,706	8,237,963
Motor vehicles	1,203,015	566,375
Purchased software	11,132,611	3,126,357
Office building	7,569,079	5,027,304
Total	29,921,667	17,074,298

Less: accumulated depreciation	(6,366,064)	(3,247,402)
Net Book Value	$23,555,603	$13,826,896

Depreciation expense for the years ended December 31, 2008 and 2007 was $2, 991,266 and $1,274,768, respectively.

10. INTANGIBLE ASSETS

As of December 31, 2008 and 2007, intangible assets consist of:

	2008	2007
Software and software development costs	$4,272,145	$983,270
Technology	7,151,673	4,432,398
Trademarks	3,324,969	-
Customer base	293,251	-
Sub-Total	15,042,038	5,415,668
Less: accumulated amortization	(1,926,887)	(521,271)

Intangible assets, net	$13,115,151	$4,894,397

10. INTANGIBLE ASSETS (CONTINUED)

Amortization expense for the years ended December 31, 2008 and 2007 was $1,354,567 and $168,747, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2009	$1,682,396
2010	1,389,006
2011	1,191,147
2012	1,157,049
2013	1,157,049
Thereafter	6,538,504
Total	$13,115,151

11. SHORT-TERM BANK LOANS

On June 27, 2008, Geo drew a short-term bank loan of RMB5,000,000 ($727,611). The loan has a fixed interest rate at 7.47% per annum and matures on June 27, 2009. Interest on the loan is payable monthly and the principal is due at maturity. On November 20, 2008, Geo drew a short-term bank loan of RMB3,000,000 ($438,860). The loan has a fixed interest rate of 6.99% per annum and matures on November 19, 2009.  Interest on the loan is payable monthly and the principal is due at maturity. These loans are collateralized by Geo’s land and office buildings.

On July 8, 2008, ISIID drew a term loan for HKD40,000,000 ($5,147,939) from a bank. The loan is payable in 12 monthly installments of principal and interest, and has a weighted average interest rate of 4.61% per annum. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company, and is collateralized by the Company’s short-term investments. The maturity date of the loan is July 8, 2009.

12. INCOME TAXES

Pre-tax income for the years ended December 31, 2008 and 2007 was taxable in the following jurisdictions:

	2008	2007

PRC	$28,954,455	$15,288,111
Others	(4,096,931)	(1,759,360)

Total income before income taxes	$24,857,524	$13,528,751

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

The reconciliation of income taxes for income tax computed at the PRC federal statutory tax rate to income tax expense is as follows:

12. INCOME TAXES (CONTINUED)

	2008	2007

PRC federal statutory tax rate	18%	15%

Computed expected income tax expense	$5,811,688	$2,293,216
Tax exemption	(4,503,473)	(2,191,770)
Other differences	239,294	5,854

Income taxes	$1,547,509	$107,300

ISS, iASPEC, Bocom and Zhongtian are all governed by the Income Tax Laws of the PRC and are subject to the PRC enterprise income tax (“EIT”) at 18% in 2008.

The China Unified Corporate Income Tax Law (the “Unified Tax Law”) was released on March 6, 2007 and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules"), both of which became effective on January 1, 2008, resulting in an increase in the PRC federal statutory tax rate to 25%.

The Unified Tax Law is to be phrased in over five years. Companies that were subject to an income tax of 15% in 2007 will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012.

As a wholly-owned foreign investment enterprise, IST is entitled to enjoy a two-year tax exemption, followed by a 50% exemption for three years thereafter as approved by PRC tax authorities. Under the EIT Law, companies that were previously exempt from taxes or that had concessional rates are to retain their preferences until the original expiration date. The Unified Tax Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2008 and IST will continue to qualify for a 50% tax exemption for the two years thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007, and did not have any unrecognized tax benefits. There was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the year ended 2008 and 2007.

13. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of IST, ISS and Bocom, appropriations of net income, as reflected in their PRC statutory financial statements, are to be allocated to statutory reserve, as determined by resolution of the Board of Directors. For the years ended December 31, 2008 and 2007, $3,209,045 and $1,596,087, respectively, were appropriated.

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

In October and November 2007, the Company issued 267,343 shares of common stock in connection with the cashless exercise of 346,209 warrants issued in connection with SPA I..

14. STOCKHOLDERS’ EQUITY (CONTINUED)

(a) Issuance of new shares (continued)

On October 30, 2007, the Company completed a second securities purchase agreement ("SPA II") with certain accredited investors (collectively, the "Investors"). Under SPA II, the Company issued 5,000,000 shares of the Company’s common stock, and received net proceeds of $36,506,275.

Pursuant to the SPA II, the Company also entered into (i) a registration rights agreement (the "Registration Rights Agreement") with the Investors, pursuant to which, among other things, the Company agreed to register the shares of its common stock issued to the Investors within a pre-defined period and (ii) a closing escrow agreement (the "Escrow Agreement") with the Investors and the Company’s U.S. legal counsel, as escrow agent, pursuant to which the Investors agreed to deposit the Purchase Price into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement.  The funds were released from in escrow on October 30, 2007, the closing date, and the registration statement covering these shares was declared effective on February 6, 2008.  The Company also agreed to use its reasonable best efforts to have its common stock listed and traded on any one of the New York Stock Exchange, the American Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Capital Market by June 30, 2008.

In connection with SPA II, the Company issued warrants to purchase 400,000 shares of the Company’s common stock. The warrants have a term of 5 years, are exercisable, have an exercise price of $9.60 per share, and include registration rights to register the shares underlying the warrants.

On November 7, 2007, the Company issued 883,333 shares of common stock in connection with the acquisition of ISSI (formerly Fortune Fame).

On Feb 1, 2008, the Company issued 1,125,000 shares of common stock in connection with the acquisition of Bocom.

On June 11, 2008, the Company issued 298,008 shares of common stock in connection with the cashless exercise of 440,632 warrants issued in connection with SPA I.

On June 20, 2008, September 20, 2008 and December 20, 2008, the Company issued 100,000, 100,000 and 200,000 shares of common stock respectively in connection with the Equity Incentive Plan. (Note 14(c)).

(b) Equity Transfer Agreement

On July 1, 2008, Mr. Lin, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Mr. Jin Zhu Cai (“Mr. Cai”), the owner of the 24% minority interest in iASPEC, pursuant to which, Mr. Lin agreed to purchase the Minority Interest from Mr. Cai, for a total consideration of RMB60 million (approximately $8.72 million) (the “Purchase Price”). The Purchase Price is payable in 1,527,855 shares of restricted common stock of the Company owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008). Mr. Lin delivered the shares by the end of September 2008. As a result of the Equity Transfer Agreement, Mr. Lin now holds 100% of the equity interest of iASPEC.

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

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company’s common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they have been treated as a modification of the terms of the cancelled award in accordance with SFAS 123R. 100,000 shares of common stock became vested on June 20, 2008 and September 20, 2008, respectively, and the remaining 200,000 shares of common stock were vested on December 20, 2008.

14. STOCKHOLDERS’ EQUITY （CONTINUED）

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

During the year ended December 31, 2008, the Company recognized $1,604,741 of compensation expense related to the Plan. A summary of the status of the Company’s vested stock options and shares during the year ended December 31, 2008 is as follows:

Non-vested Options	Shares	Fair Value
Non-vested at January 1, 2008	490,000	$3.41
Cancelled and modified	(490,000)	$3.94
Non-vested at December 31, 2008	-	$-

Shares	Shares	Fair Value
Non-vested at January 1, 2008	-	$-
Granted at March 20, 2008	400,000	$4.30
Vested at June 20, 2008	(100,000)	$4.30
Vested at September 20, 2008	(100,000)	$4.30
Vested at December 20, 2008	(200,000)	$4.30

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company’s common stock as compensation under the Plan.

15. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost. The Company realigned its management and segment reporting structure effective June 30, 2008. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following three segments:

(a) Information Security Segment: includes revenues from information security related projects;

(b) GIS Segment: includes the PGIS and Civil-use GIS sales;

(c) Product Sales Segment: includes Bocom’s and ISS’s product sales.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and Others".

Selected information by segment is presented in the following tables for 2008 and 2007.

Revenues(1)	2008	2007
Information Security Segment	$ 29,606,186	$ 7,639,627
GIS Segment	34,209,156	20,355,694
Product Sales Segment	21,485,842	2,347,388
	$ 85,301,184	$ 30,342,709

(1)

Revenues by operating segments exclude intercompany transactions.

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

	2008	2007
Income from operations:
Information Security Segment	$ 12,915,530	$ 9,229,026
GIS Segment	8,269,840	5,125,981
Product Sales Segment	6,672,370	780,814
Corporate and others (2)	(3,974,858)	(1,825,344)
Income from operations	23,882,882	13,310,477

Corporate other income	938,921	79,435
Corporate interest income	214,850	138,840
Corporate interest expense	(179,130)	-
Income before income taxes and minority interest	24,857,523	13,528,752

Minority interest	(241,197)	(90,000)
Income taxes	(1,547,509)	(107,300)
Income from continuing operations	23,068,817	13,331,452

Income from discontinued operations	718,159	-

Net income	$ 23,786,976	$ 13,331,452

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Non cash employee compensation by segment for the years ended December 31, 2008, and 2007 are as follows:

	2008	2007
Non cash employee compensation:
Information Security Segment	$ 120,357	$ 5,167
GIS Segment	1,155,413	49,601
Product Sales Segment	200,593	8,611
Corporate and others	128,378	614,512
	$ 1,604,741	$ 677,891

Total assets by segment as at December 31, 2008 and 2007 are as follows:

	2008	2007
Total assets
Information Security Segment	$ 51,721,366	$ 10,748,360
GIS Segment	62,137,484	29,905,165
Product Sales Segment	33,765,108	15,410,363
Corporate and others (3)	844,224	32,789,907
	$ 148,468,182	$ 88,853,795

(3) Balance at December 31, 2007 included investments in securities related to ELNs, cash balances and deposit paid for acquisition of subsidiaries.

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Depreciation and amortization by segment for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Information Security Segment	$660,826	$311,546
GIS Segment	2,741,855	1,044,599
Product Sales Segment	900,348	87,370
Corporate and others	42,804	-
	$4,345,833	$1,443,515

16. OTHER INCOME, NET

Other income for the years ended December 31, 2008 and 2007 mainly consists of subsidy income of $738,482 and $0, respectively received from the PRC government.

17. COMMITMENTS AND CONTINGENCIES

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2011. Rent expense for the years ended December 31, 2008 and 2007 was approximately $337,000 and $46,300, respectively.

Future minimum lease payments under these lease agreements are as follows:

Years Ending December 31,

2009	$363,000
2010	186,000
2011	38,000
Total	$587,000

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated April 2, 2008, between China Public Security Technology, Inc. and China  (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

3.1

Amended and Restated Articles of Incorporation of the Registrant, as filed with the Secretary of State of Nevada on February 13, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

3.2

Bylaws of China Information Security Technology, Inc., adopted on February 13, 2008 (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-K filed by the Company on April 7, 2008).

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

4.6	China Information Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 13, 2007).

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

10.7

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Information Security Holdings Limited and the Registrant (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

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

10.23

 Equity Transfer Agreement, dated July 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporation by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

10.24

Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company  (incorporation by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

14	Amended and Restated Code of Ethics, adopted on December 25, 2007.

21*	List of Subsidiaries

23*	Consent of GHP Horwath, P.C.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________
* Filed herewith