Form 10-Q
period 2009-03-31
China Information Security Technology, Inc.
filed 2009-05-11
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53147

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0575209
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

21st Floor, Everbright Bank Building,
Zhuzilin, Futian District,
Shenzhen, Guangdong, 518040
People’s Republic of China
(Address of Principal Executive Offices)

(+86) 755-8370-8333
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	48,797,211

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Contents	Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 (unaudited)	5
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited)	6
Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2009 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	8 – 9
Notes to the Condensed Consolidated Financial Statements (unaudited)	10 – 23

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	NOTES	March 31	December 31
		2009	2008
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents		$7,034,395	$9,565,252
Short-term investments	6	5,860,000	5,835,838
Accounts receivable:
Billed, net of allowance for doubtful accounts of $736,600 and $399,800, respectively		21,516,289	17,135,099
Unbilled		24,461,082	25,722,009
Bills receivable		-	4,481,340
Advances to suppliers		10,459,121	8,469,976
Amount due from related parties, net of allowance for doubtful accounts of $73,000	7	69,480	131,594
Inventories	8	12,626,465	7,107,537
Other receivables and prepaid expenses		6,229,554	6,251,484
Deferred tax assets	12	259,490	-
TOTAL CURRENT ASSETS		88,515,876	84,700,129
Deposit for software purchase		717,704	-
Long-term investments	9	3,091,150	3,078,405
Property and equipment, net	10	22,946,191	23,555,603
Intangible assets, net	11	12,882,695	13,115,151
Goodwill		23,778,000	24,018,894
TOTAL ASSETS		$151,931,616	$148,468,182

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans		$6,332,000	$6,327,992
Accounts payable		11,377,692	10,707,728
Advances from customers		1,781,770	2,476,335
Amount due to related parties	7	495,621	486,136
Accrued payroll and benefits		744,829	1,319,386
Other payables and accrued expenses		2,021,148	2,553,019
Income tax payable		1,572,739	1,592,459
TOTAL CURRENT LIABILITIES		24,325,799	25,463,055

EQUITY
China Information Security Technology, Inc. equity
Common stocks, par $0.01; authorized capital,200,000,000 shares; shares issued and outstanding 2009: 48,803,211 and 2008: 47,462,404 shares respectively)		222,529	209,121
Treasury stock, 6,000 shares, at cost		(11,468)	-
Additional paid-in capital		64,297,531	64,127,339
Reserve		4,964,597	4,964,597
Retained earnings		37,505,473	33,748,480
Accumulated other comprehensive income		6,499,985	6,048,243
Total stockholders' equity of the Company		113,478,647	109,097,780
Non-controlling interest		14,127,170	13,907,347
Total equity		127,605,817	123,005,127

TOTAL LIABILITIES AND EQUITY		$151,931,616	$148,468,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	NOTES	Three Months	Three Months
		Ended	Ended
		March, 31 2009	March, 31 2008

Revenue - Products		$2,821,128	$4,543,473
Revenue - Software		9,011,466	4,989,734
Revenue - System integration		2,955,457	4,553,657
Revenue - Others		192,133	317,562
TOTAL REVENUE		14,980,184	14,404,426

Cost - Products sold		2,612,791	3,929,535
Cost - Software sold		2,700,941	1,218,463
Cost - System integration		2,145,752	3,153,620
Cost - Others		37,436	50,646
TOTAL COST		7,496,920	8,352,264

GROSS PROFIT		7,483,264	6,052,162

Administrative expenses		(2,216,347)	(1,752,735)
Research and development expenses		(503,852)	(147,003)
Selling expenses		(593,716)	(417,703)
INCOME FROM OPERATIONS		4,169,349	3,734,721

Subsidy income		197,789	69,680
Other income (expenses), net		181,367	(279)
Interest income		76,917	26,603
Interest expense		(60,210)	-
INCOME BEFORE INCOME TAXES		4,565,212	3,830,725

Income tax expense	12	(588,396)	(206,745)
NET INCOME		3,976,816	3,623,980

Less: Net income attributable to the non-controlling interest		(219,823)	(45,000)

NET INCOME ATTRIBUTABLE TO THE COMPANY		$3,756,993	$3,578,980

Weighted average number of shares
Basic		47,520,030	45,985,550
Diluted		47,520,030	46,720,415

Earnings per share - Basic and Diluted
Basic --Net income attributable to the Company's common stockholders		$0.08	$0.08
Diluted --Net income attributable to the Company's common stockholders		$0.08	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 2009	March 2008

Net income	$3,976,816	$3,623,980
Other comprehensive income:
Foreign currency translation gain	451,742	2,342,821
Total other comprehensive income	451,742	2,342,821
Comprehensive income	4,428,558	5,966,801
Comprehensive income attributable to the non-controlling interest	(219,823)	(45,000)
Comprehensive income attributable to the Company	$4,208,735	$5,921,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

	China Information Security Technology, Inc. Stockholders’ Equity
								Accumulated
	Common stock				Additional			other
	par value $0.01		Treasury stock		paid-in		Retained	comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	capital	Reserve	earnings	income	interest	Total

BALANCE AS AT JANUARY 1, 2009	47,462,404	$209,121	-	$-	$64,127,339	$4,964,597	$33,748,480	$6,048,243	$13,907,347	$123,005,127

Repurchase of common stock	-	-	(6,000)	(11,468)	-	-	-	-	-	(11,468)
Stock-based compensation (Note 14)	60,000	600	-	-	183,000	-	-	-	-	183,600
Common stock issued for purchase of Zhongtian (Note 13)	1,280,807	12,808	-	-	(12,808)	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	3,756,993	-	219,823	3,976,816
Foreign currency translation gain	-	-	-	-	-	-	-	451,742	-	451,742

BALANCE AS AT MARCH 31, 2009	48,803,211	$222,529	(6,000)	$(11,468)	$64,297,531	$4,964,597	$37,505,473	$6,499,985	$14,127,170	$127,605,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

OPERATING ACTIVITIES
Net income	$3,976,816	$3,623,980
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	915,105	657,678
Amortization of intangible assets	428,006	217,854
Stock-based compensation (Note 14)	183,600	383,965
Loss on disposal of property and equipment	8,329	-
Provisions for losses on accounts receivable	335,129	-
Deferred taxes	(18,597)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Increase in inventories	(5,489,875)	(590,698)
Increase in accounts receivable	(3,278,151)	(5,648,740)
Increase in other receivables, advances to suppliers and prepaid expenses	(1,883,282)	(2,738,826)
Decrease in amount due from related parties	62,663	-
Increase in amount due to related parties	7,472	-
Increase (decrease) in accounts payable	625,672	(303,819)
Increase (decrease) in advances from customers	3,783,613	(1,024,711)
(Decrease) increase in other payables and accrued expenses	(1,119,926)	439,039
(Decrease) increase in income tax payable	(26,316)	70,142
Net cash used in operating activities	(1,489,742)	(4,914,136)

INVESTING ACTIVITIES
Cash acquired in Bocom acquisition	-	713,793
Proceeds from sales of marketable securities	-	14,966,752
Proceeds from sales of property and equipment	21,068	-
Purchases of property and equipment	(231,528)	(337,212)
Capitalized and purchased software development costs	(147,588)	(67,292)
Deposit for acquisition of Geo	-	(6,909,279)
Deposit for software purchase	(717,752)	-
Net cash used in (provided by) investing activities	(1,075,800)	8,366,762

FINANCING ACTIVITIES
Repurchase of common stock	(11,468)	-
Net cash used in financing activities	(11,468)	-

Effect of exchange rate changes on cash and cash equivalent	46,153	416,964
NET (DECREASE) INCREASE IN CASH AND CASH	(2,530,857)	3,869,590

CASH AND CASH EQUIVALENTS, BEGINNING	9,565,252	19,755,182
CASH AND CASH EQUIVALENTS, ENDING	$7,034,395	$23,624,772

(Continued)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (CONTINUED)
(Unaudited)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008
Supplemental disclosure of cash flow information:

Cash paid during the period
Income taxes	$580,677	$136,805
Interest paid	$60,210	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology Inc (the “Company” or “CIST”), together with its subsidiaries, is a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services organized into three business segments – Digital Information Security Technology (“DIST”), Geographic Information Systems (“GIS”), and Digital Hospital Information System (“DHIS”). These total solutions are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd (“IST”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ISS,” Shenzhen Bocom Multimedia Display Technology Co., Ltd (“Bocom”), and Shenzhen Zhongtian Technology Development Company Ltd (“Zhongtian”), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co, Ltd (“iASPEC”), and Wuda Geoinformatics Co., Ltd (“Geo”), 57% of which is owned by iASPEC.

The operating results of Bocom, Geo and Zhongtian have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008 and November 1, 2008, their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended March 31, 2009 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and its VIE of which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Foreign Currency Translation

The functional currency of the US and British Virgin Islands companies is the United States dollar. The functional currency of the Company’s Hong Kong subsidiaries is the Hong Kong dollar. The functional currency of the Company’s wholly- owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ and their VIE’s financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

(b) Foreign Currency Translation (continued)

For financial reporting purposes the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

(c) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware, (2) software and (3) system integration services. Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”.

Software revenues are generated from fixed-price contract which includes the development of software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 “Software Revenue Recognition” and SOP 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.

System integration revenues are generated from fixed-price contract which provide for sale of system integration services. Revenue is recognized using the percentage of completion method of accounting in accordance with SOP 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the work completion of work orders, which is estimated to be within one year. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the accounting period.

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. As of March 31, 2009, the Company has repurchased 6,000 shares of common stock.

(e) Reclassifications

Certain prior year amounts on the consolidated balance sheets have been reclassified to conform to current classifications.

(f) Recent Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations”. This standard significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

  In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Recent Accounting Pronouncements (continued)

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

In December 2008, the FASB issued FSP FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, a proposed FSP which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The proposed FSP requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.

If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, “Accounting for Contingencies”. There was no financial statement effect on the adoption of SFAS No. 141(R) as the Company did not have any business combination during the three months ended March 31, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which is effective for the Company on January 1, 2009. This standard will significantly change the accounting and reporting related to non-controlling interests in the Company’s consolidated financial statements. As required by SFAS NO. 160, the Company has retrospectively applied the presentation requirements to prior year balances in the condensed consolidated financial statements. Accordingly, after adoption, non-controlling interests (approximately $14.1 million and $13.9 million at March 31, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders’ equity. Earnings attributable to non-controlling interest (approximately $204,000 and $45,000 for the three months ended March 31, 2009 and 2008) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

On January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company does not currently have any investments that are accounted for under the equity method. The adoption of EITF 08-6 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company’s results of operations, cash flows or financial position.

On January 1, 2009, the Company adopted EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The Company currently does not have any defensive intangible assets.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Recent Accounting Pronouncements (continued)

On January 1, 2009, the Company adopted FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of FSP FAS 142-3 did not have an impact on the Company consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2

“Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 4 for additional SFAS No. 157 information and disclosure for financial and nonfinancial assets and liabilities.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under SFAS No. 128, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Components of basic and diluted earnings per share were as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net income attributable to the common stockholders	$3,756,993	$3,578,980

Weighted average outstanding shares of common stock	47,520,030	45,985,550
Dilutive effect of options ,warrants, and contingently issuable shares	-	734,865
Common stock and common stock equivalents	47,520,030	46,720,415

Earnings per share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

4. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE ACCOUNTING

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of the amount due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Fair Value Accounting

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the Company also adopted FAS 157 for all nonfinancial assets and nonfinancial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of FAS 157 on January 1, 2009 for all nonfinancial assets and liabilities did not have an impact on the Company’s financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE ACCOUNTING (CONTINUED)

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

Level	1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level	2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level	3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009.

	Total	Level 2
Short-term investments	$5,860,000	$5,860,000
	$5,860,000	$5,860,000

The Company’s short-term investments are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. Such instruments are typically classified within Level 2 of the fair value hierarchy.

5. VARIABLE INTEREST ENTITY

According to the Management Service Agreement with iASPEC, the Company is the primary beneficiary of iASPEC, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements since July 1, 2007.

At March 31, 2009, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $30.8 million, an increase in liabilities (consisting primarily of accounts payable) of approximately $13.9 million, an increase in non-controlling interest of approximately $14.1 million, and an increase in net income of approximately $2.7 million for the three months ended March 31, 2009, and at March 31, 2008, it resulted in an increase in assets of approximately $17.0 million, an increase in liabilities of approximately $3.4 million, and an increase in non-controlling interest of approximately $10.1 million, and an increase in net income of approximately $2.5 million for the three months ended March 31, 2008.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. SHORT-TERM INVESTMENTS

As of March 31, 2009 and December 31, 2008, short-term investments consist of investments in Currency-linked Capital Protected Investment products in the amount of RMB40 million (approximately $5.8 million). These investments have a term of one year and will be due on June 25, 2009. The return rate on these investments ranges from 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and U.S. Dollars on June 23, 2008. Based on exchange rates at March 31, 2009 and December 31, 2008, the return rate was 4.1975% .

These investments have been pledged as collateral for a bank term loan for HK$40 million (approximately $5.1 million) that the Company drew on July 8, 2008.

7. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of March 31, 2009 and December 31, 2008, amount due from (to) related parties consists of:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Due from related company
- Xiamen Yili Geo Information Technology Co., Ltd.	$36,625	$36,474
- Shenzhen Kewen Information Technology Co., Ltd.	32,855	95,120
	$69,480	$131,594
Due to related company
- Wuhan Geo Navigation and Communication
Technology Co., Ltd.	$495,621	$486,136

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance due from Yili consists of accounts receivable from sales in 2008.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales during the three months ended March, 31 2009.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Amount earned from Kewen during the three months ended March 31, 2009 were as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$24,872	$-
Cost of sales	(10,041)	-
Gross profit	$14,831	$-

8. INVENTORIES

As of March 31, 2009 and December 31, 2008, inventories consist of:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$3,396,881	$2,537,223
Finished goods	2,092,815	201,834
Installations in process	7,136,769	4,368,480
Total	$12,626,465	$7,107,537

9. LONG-TERM INVESTMENTS

As of March 31, 2009 and December 31, 2008, long-term investments consist of:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. (“Tianhe”)	$3,017,917	$3,005,457
Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”)	73,233	72,948

	$3,091,150	$3,078,405

The Company records its long-term investments using the cost method of accounting.

Geo holds a 20% ownership interest in Tianhe Navigation and Communication Technology Co., Ltd. (“Tianhe”). Although Geo owns 20% of Tianhe, Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

a.	The Company and Geo do not participate in the policy making, operations, or financial processes of Tianhe;

b.	There are no intercompany transactions between the Company or Geo and Tianhe;

c.	There is no interchange of managerial personnel;

d.	The Company and Geo do not nominate or hold a board position at Tianhe; and

e.	There is no technological or financial dependence between the Company or Geo and Tianhe.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. LONG-TERM INVESTMENTS (CONTINUED)

Long-term investments also include Geo’s 8.08% investments in Yili. During the three months ended March 31, 2009, the Company received dividends of RMB750,000 (approximately $110,000), in connection with its investment in Yili.

10. PROPERTY AND EQUIPMENT

As of March 31, 2009 and December 31, 2008, property and equipment consist of:

	March 31	December 31
	2009	2008
	(Unaudited)

Office equipment	$273,382	$272,331
Electronics equipment	9,513,115	9,461,813
Motor vehicles	1,229,962	1,203,015
Purchased software	11,626,656	11,415,430
Leasehold improvements	295,295	294,077
Office building	7,305,122	7,275,001
Total	30,243,532	29,921,667

Less: accumulated depreciation	(7,297,341)	(6,366,064)
	$22,946,191	$23,555,603

Depreciation expense for the three months ended March 31, 2009 and 2008 was $915,105 and $657,678, respectively.

11. INTANGIBLE ASSETS

As of March 31, 2009 and December 31, 2008, intangible assets consist of:

	March 31	December 31
	2009	2008
	(Unaudited)

Software and software development costs	$4,430,965	$4,272,145
Technology	7,181,284	7,151,673
Trademarks	3,338,735	3,324,969
Customer base	294,465	293,251
Sub-Total	15,245,449	15,042,038
Less: accumulated amortization	(2,362,754)	(1,926,887)

Intangible assets, net	$12,882,695	$13,115,151

Amortization expense for the three months ended March 31, 2009 and 2008 was $428,006 and $217,854, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. INTANGIBLE ASSETS (CONTINUED)

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$1,276,596
2010	1,408,400
2011	1,187,357
2012	1,148,644
2013	1,148,644
Thereafter	6,713,054
Total	$12,882,695

12. INCOME TAXES

Pre-tax income for the three months ended March 31, 2009 and 2008 was taxable in the following jurisdictions:

	Three months ended March 31,
	2009	2008
	(unaudited)

PRC	$4,900,645	$4,719,521
Others	(335,433)	(888,796)

Total income before income taxes	$4,565,212	$3,830,725

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	Three months ended March 31,
	2009	2008
	(unaudited)
Current taxes	$606,993	$206,745
Deferred taxes	(18,597)	-

Provision for income taxes	$588,396	$206,745

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)

	Three months ended March 31,
	2009	2008
	(unaudited)
PRC federal statutory tax rate	20%	18%
Computed expected income tax expense	$913,042	$849,514
Tax exemption	(468,630)	(677,844)
Permanent differences	138,221	35,075
Other differences	5,763	-
Income taxes	$588,396	$206,745

Deferred tax assets recognized in the period mainly represent Geo’s accumulated losses of approximately $2,315,000 from 2006 and 2007. These accumulated losses can be carried forward through approximately 2012.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the three months ended March 31, 2009, an adjustment of $240,893 to the valuation allowance was made because of a change in management’s assessment of the amount of realizable deferred tax assets relating to Geo’s operating loss carry forwards at the acquisition date. This change in valuation allowance was recognized through a reduction to goodwill. As of March 31, 2009, deferred tax assets relating to the net operating loss carry forward is $242,338, reduced by a valuation allowance of $76,724 as management expects that there may not have sufficient taxable income in the future to realize this portion of the deferred tax asset. The expected future effective income tax rate for Geo is 15%.

13. STOCKHOLDERS’ EQUITY

On October 31, 2008, the Company acquired 100% of the equity interest of Kwong Tai International Technology Limited and its wholly-owned Chinese subsidiary, Zhongtian. Approximately $9,900,000 (approximately RMB67,617,000) of the purchase price was paid in cash and the balance of the purchase price was paid through issuance of 1,280,807 shares of common stock. The common stock was issued in February 2009.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK-BASED COMPENSATION

On November 30, 2007, subject to ratification of the China Information Security Technology, Inc. 2007 Equity Incentive Plan (“The Plan”) by the stockholders, the Company issued options to certain employees to purchase 490,000 shares of the Company’s common stock, par value $0.01, with an exercise price of $9.48 per share. The options were fully vested on December 5, 2008 and expire on December 5, 2011.

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

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company’s common stock, which vested immediately, as compensation under the Plan. The fair value of the Company’s common stock based on quoted market prices on February 2, 2009, was $3.06 per share.

During the three months ended March 31, 2009 and 2008, the Company recognized $183,600 and $383,965 of compensation expense related to the Plan.

15. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in the Company’s business portfolio and realigned its management, the management conducted a review of its operating business segments during the first quarter of 2009. The review resulted in adding the Digital Hospital Information System Segment and merging the Product Sales Segment into Digital Information Security Technology Segment.

The Company’s new segment reporting which has been used for all period presented follows the organizational structure as reflected in its internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

The Company reports financial and operating information in the following three segments:

(a) Digital Information Security Technology Segment (“DIST”): includes revenues from information security related projects;

(b) Geographic Information Systems Segment (“GIS”): includes the Police-Use Geographic Information Systems (“PGIS”) and Civil-use GIS sale;

(c) Digital Hospital Information System Segment (“DHIS”): includes revenues from digital information system provided to hospitals or medical institutes.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and Others.”

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three months ended March 31, 2009 and 2008.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues(1)
DIST Segment	$7,520,456	$9,144,765
GIS Segment	5,859,666	5,259,661
DHIS Segment	1,600,062	-
	$14,980,184	$14,404,426
(1)Revenues by operating segments exclude intercompany transactions.

Income from operations:
DIST Segment	$2,615,140	$3,057,669
GIS Segment	1,370,588	1,581,152
DHIS Segment	544,717	-
Corporate and others(2)	(361,096)	(904,100)
Income from operations	4,169,349	3,734,721

Corporate other income (expenses), net	379,156	69,401
Corporate interest income	76,917	26,603
Corporate interest expense	(60,210)	-
Income before income tax	4,565,212	3,830,725

Income tax expense	(588,396)	(206,745)
Net income	3,976,816	3,623,980

Net income attributable to the non-controlling interest	(219,823)	(45,000)
Net income attributable to the Company	$3,756,993	$3,578,980

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Non-cash employee compensation:
DIST Segment	$92,172	$316,771
GIS Segment	71,817	36,476
DHIS Segment	19,611	-
Corporate and others	-	30,718
	$183,600	$383,965

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Total assets:
DIST Segment	$69,754,386	$73,607,628
GIS Segment	52,175,521	61,304,027
DHIS Segment	27,073,848	12,712,303
Corporate and others	2,927,861	844,224
	$151,931,616	$148,468,182

Depreciation and amortization by segment for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

DIST Segment	$635,796	$662,942
GIS Segment	432,415	202,748
DHIS Segment	264,153	-
Corporate and others	10,747	9,842
	$1,343,111	$875,532

16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2011. Rent expense for the three months ended March 31, 2009 and 2008 was approximately $181,100 and $56,000, respectively.

Future minimum lease payments under these lease agreements are as follows:

Years Ending December 31,
Remainder of 2009	$210,600
2010	113,900
2011	35,700
Total	$360,200

The Company entered into a purchase commitment on February 5, 2009 to purchase geographical information related software. The contract price is approximately $1,794,000 (RMB12,247,500). As of March 31, 2009, the Company paid a deposit of $717,704 (RMB4,899,000), which is 40% of the contract price. The Company will pay another 40% of the contract price within 5 working days of acceptance of the initial testing of the software. 10% will be paid within 5 working days of final testing; and the remaining 10% will be paid 30 days subsequent to final testing of the software.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($736,600 at March 31, 2009 and $399,800 at December 31, 2008) is the Company's best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer's receivable and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company's future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustmnents to the allowance may be required, which would reduce profitability. Since the Company's accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company's financial statements.

For the three-month period ended March 31, 2009, the Company had three customers that represented approximately 39.77%, 15.11% and 10.37% of the Company's revenues. For the three-month period ended March 31, 2008, the Company had two customers that represented approximately 25.88% and 11.35% of the Company's revenues.

At March 31, 2009, accounts receivables were due from 138 customers. Of these, three customers accounted for 14.7%, 13.2% and 12.4% of total accounts receivable respectively.

During the three months ended March 31, 2009, the Company and one of its former joint venture partners agreed to offset bills receivable for the refund of IST's investment in the joint venture of approximately $4.4 million with advances made by the former joint venture partner to iASPEC. At March 31, 2009, included in advances to suppliers was approximately $6.3 million of advances to the same former joint venture partner. Approximately $1.75 million of product revenues for the three months ended March 31, 2009 were from this former joint venture partner. Included in other receivables and prepaid expenses at March 31, 2009 is approximately $4.1 million representing the refund due from another former joint venture partner of IST's original investment in the joint venture which was terminated December 31, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should consider the factors and risks discussed in this report and carefully review the risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and other documents we file from time to time with the U.S. Securities and Exchange Commission.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

  “China” and “PRC” are references to the People’s Republic of China and references to “Hong Kong” are to the Hong Kong Special Administrative Region of China;

  “CIST”, “we,” “us,” or “our” and the “Company” are references to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries: Information Security Technology (China) Co., Ltd., a PRC company, or IST; Public Security Technology (China) Co., Ltd., a Hong Kong Limited company; Information Security Software Investment Limited, a Hong Kong company, or ISSI, and its wholly-owned subsidiary, Information Security Software (China) Co., Ltd. a PRC company, or ISS,; Information Security International Investment and Development Limited, a Hong Kong company, or ISIID, and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co., Ltd, or Bocom; iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary Wuda Geoinformatics Co., Ltd., or Geo; and Kwong Tai International Technology Limited, or Kwong Tai, a Hong Kong Limited company, and its wholly-owned PRC subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian;

  “RMB” refers to Renminbi, the legal currency of China; and “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “Securities Act” refers to the Securities Act of 1933, as amended and references to “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Where You Can Find Additional Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

You may also request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: China Information Security Technology, Inc., 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040 People’s Republic of China, attention Corporate Secretary, telephone (+86) 755-8370-8333. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

Overview of Our Business

China Information Security Technology, Inc. is a holding company that owns all of the issued and outstanding capital stock of China Public Security Holdings Limited, a British Virgin Islands holding company, or CPSH. We operate through our PRC mainland subsidiaries, IST, ISS, Bocom and Zhongtian, and through our variable interest entity, or VIE, iASPEC and its subsidiary, Geo.

Together with our subsidiaries, we are a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China (“PRC”). Our total solutions include specialized software, hardware, systems integration, and related services organized into three business segments – Digital Information Security Technology (“DIST”), Geographic Information Systems (“GIS”), and Digital Hospital Information System (“DIHS”).

Our customers are mostly public sector entities that use our products and services to improve the service quality and management efficiency of public security, traffic control, fire control, border control, medical rescue, hospital services, and surveying and mapping. Our typical customers include some of the most important government departments in China, including the Ministry of Public Security’s Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Shenzhen City Public Security Bureau, the Guangdong Province Department of Public Security, the Chongqing Municipality Public Security Bureau, the Macao Police Bureau, the Surveying and Mapping Bureau of Inner Mongolia, and the Urban Planning and Land Resource of Shenyang City.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. However, fulfillment of certain Police-Use Geographic Information System, or PGIS, contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which we do not have. Our management services agreement, or MSA, with iASPEC, our VIE, allows iASPEC to fulfill all obligations for PGIS contracts and our PRC subsidiary, IST to receive 100% of iASPEC’s net received profits, net of an annual fee of $180,000, so long as IST reimburses iASPEC for all net losses that iASPEC incurs. During the years ended December 31, 2008 and 2007, approximately 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC, and during the quarter ended March 31, 2009, $9.1 million, or 63% of our revenue was derived in connection with the MSA.

First Quarter of 2009 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended March 31, 2009:

  Revenue: Revenue increased $0.58 million, or 4%, to $14.98 million for the three months ended March 31, 2009, from $14.40 million for the same period in 2008.

  Income from operations: Income from operations increased $0.44 million, or 12%, to $4.17 million for the three months ended March 31, 2009, from $3.73 million for the same period in 2008.

  Net income: Net income increased $0.18 million, or 5%, to $3.76 million for the three months ended March 31, 2009, from $3.58 million for the same period in 2008.

  Fully diluted net income per share: Fully diluted net income per share was $0.08 for the three months ended March 31, 2009, as compared to $0.08 for the same period in 2008.

Our net income, as reported in our results of operations for the three months ended March 31, 2009 and 2008, was approximately $3.76 million and $3.58 million, respectively. Our results of operations in the first quarter of 2009, as compared to the same period in 2008, was impacted by our acquisitions during the 2008 period, including the acquisition of Geo and Zhongtian in the second and forth quarters of 2008.

The following chart reflects our corporate organizational structure:

Our corporate headquarters are located at 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040, People’s Republic of China. Our telephone number is (+86) 755-8370-8333. We maintain a website at www.chinacpby.com that contains information about our subsidiaries CPSH and IST, but that information is not a part of this report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended March 31, 2009 reflects the operating results of the Company, its subsidiaries, including CPSH, IST, ISS, Bocom and Zhongtian, and our VIE, iASPEC and its subsidiary Geo, while the financial data for the same period in 2008 reflects the operating results of the Company and its subsidiaries and VIE, excluding Zhongtian and Geo.

For the Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)

(All amounts, other than percentages of revenue and numbers of shares, in U.S. Dollars)

	For the three months		For the three months		Period-over-period
	ended Mar 31, 2009		ended Mar 31, 2008		Increase (Decrease)
	As reported	Percentage of revenue	As reported	Percentage of revenue

Revenue	$14,980,184	100.00%	$14,404,426	100.00%	$575,758	4.00%
Costs of revenue	7,496,920	50.05%	8,352,264	57.98%	(855,344)	-10.24%
Gross profit	7,483,264	49.95%	6,052,162	42.02%	1,431,102	23.65%

Administrative expenses	(2,216,347)	-14.80%	(1,752,735)	-12.17%	(463,612)	26.45%
Research and development expenses	(503,852)	-3.36%	(147,003)	-1.02%	(356,849)	242.75%
Selling expenses	(593,716)	-3.96%	(417,703)	-2.90%	(176,013)	42.14%
Income from operations	4,169,349	27.83%	3,734,721	25.93%	434,628	11.64%

Subsidy income	197,789	1.32%	69,680	0.48%	128,109	183.85%
Other income(expenses), net	181,367	1.21%	(279)	0.00%	181,646	-
						65106.09%
Interest income	76,917	0.51%	26,603	0.18%	50,314	189.13%
Interest expenses	(60,210)	-0.40%	-	0.00%	(60,210)	-
Net income before Tax and NCI	4,565,212	30.48%	3,830,725	26.59%	734,487	19.17%

Income tax expense	(588,396)	-3.93%	(206,745)	-1.44%	(381,651)	184.60%
Non-controlling interest	(219,823)	-1.47%	(45,000)	-0.31%	(174,823)	388.50%

Net income after Tax and NCI	$3,756,993	25.08%	$3,578,980	24.85%	$178,013	4.97%

Weighted Average No. of Shares
Basic	47,520,030		45,985,550
Diluted	47,520,030		46,720,415
EPS
Basic	$0.08		$0.08
Diluted	$0.08		$0.08

Revenue

Our revenue is mainly generated from sales of hardware products, software products and system integration services. For the three months ended March 31, 2009, our revenue was $14.98 million, compared to $14.4 million for the same period in 2008, an increase of $0.58 million, or 4.0% . After Zhongtian and Geo became our wholly-owned subsidiaries, we consolidated the financial results of these companies for the quarter ended March 31, 2009, which collectively contributed $2.47 million to our revenues for the three months ended March 31, 2009.

Software sales grew by $4.02 million to $9.01 million for the three months ended March 31, 2009, as compared to $4.99 million in the same period a year ago. In the first quarter of 2009, software sales increased by 81% compared to the same period of 2008 and constituted 60% of total revenue. We will continue to promote our software sales in 2009 and its growth trend is consistent with our current and future sales strategy.

While we experienced strong growth in sales of our software, sales of hardware products and system integration services decreased by 38% and 35% respectively in the first quarter of 2009, as compared to the same period of 2008. The decrease in both sales of hardware products and system integration services was a result of our decision to shift sales activities towards more software sales during the quarter. In addition, we have reduced hardware sales to non-government customers with previously extended payment patterns, due to our efforts to shorten payment periods and to improve our accounts receivable balance.

The total value of our backlog contracts is approximately $34.2 million.

Cost of Revenue

Our cost of revenues decreased $0.86 million, or 10.24%, to $7.5 million, for the three months ended March 31, 2009, from $8.35 million for the same period of 2008. As a percentage of revenues, our cost of revenue decreased to 50.05% during the year ended March 31, 2009, from 57.98% in 2008. During the first quarter of 2009, we were engaged in several large software projects which involved lower software development costs. The costs for accomplishing those software projects are generally lower than those related to system integration projects. As a result of performing more software projects than system integration projects in the quarter ended March 31, 2009, our cost of revenue decreased.

Gross Profit

Our gross profit increased $1.43 million, to $7.48 million for the three months ended March 31, 2009, from $6.05 million in the same period of 2008. Gross profit as a percentage of revenue was 49.95% for the three months ended March 31, 2009, an increase of 790 basis points, from 42.02% in the first quarter of 2008. This 790 basis point increase in gross profit as a percentage of revenue was mainly due to the significantly lower costs of software sales related to our large software projects we performed during the 2009 period.

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

Our administrative expenses increased by $0.46 million, or 26.45%, to $2.22 million for the three months ended March 31, 2009, from $1.75 million in the same period of 2008. The increase in administrative expenses was mainly attributable to an increase of $0.3 million in our bad debt provision. We believe the increase in our bad debt provision reflects management’s adoption of a more conservative approach in the treatment of our accounts receivable. We believe the increase in our administrative expenses was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. For the three months ended March 31, 2009, research and development expenses increased to $0.5 million, from $0.15 million in the same period of 2008, a $0.36 million, or 242.75% increase. The increase in research and development spending related to hiring of more highly qualified engineers and our new product development.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $0.18 million, or 42.14%, to $0.59 million for the three months ended March 31, 2009, from $0.42 million in the corresponding period of 2008. The increase was mainly due to the consolidation of Geo and Zhongtian, which collectively contributed $0.19 million during the 2009 period. As a percentage of revenue, our selling expenses increased to 3.96% for the three months ended March 31, 2009, from 2.9% in the corresponding period of 2008. We believe the increase was reasonable and generally in line with our revenue increase.

Income from Operations

Income from operations increased $0.4 million, or 12%, to $4.2 million for the three months ended March 31, 2009, from $3.7 million in the corresponding period in 2008. Income from operations as a percentage of revenue increased to 28.0% during the three months ended March 31, 2009, from 26% in 2008. This 2% of increase in income from operations as a percentage of revenue was mainly due to significantly lower costs for software sales related to several large software projects in the period.

Non-controlling interest

Non-controlling interest of $0.22 million during the three months ended March 31, 2009 represents the $45,000 fee retained by iASPEC under the MSA, and $174,823 of Geo’s profits retained by iASPEC for the 43% non-controlling interest in Geo. Only the $45,000 fee was retained by iASPEC during the three months ended March 31, 2008.

Income Tax Expense

Income tax expense for the three months ended March 31, 2009 was $0.59 million, up from $0.21 million for the same period in 2008. The increase was mainly due to the increase in our income tax rate.

Our subsidiaries, ISS, Bocom, Zhongtian, and our VIE, iASPEC (exclusive of Geo), are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 20% of assessable profits in 2009, compared to 18% for the same period in 2008, an increase of 2%. As a High-Tech Enterprise, Geo is subject to EIT at a rate of 15% of assessable profits. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for first the three months period of 2009. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. Year 2009 is the third year that IST is entitled to the tax holiday and will be subject to a favorable tax rate of 10%.

Net Income

As a result of the factors described above, net income increased $0.18 million, or 4.97%, to $ 3.76 million during the three months ended March 31, 2009, from $3.58 million for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $7 million. We believe that our currently available working capital of $64 million should be adequate to sustain our operations at current levels through at least the next twelve months. However, global economic conditions could substantially affect our sales and profitability and our cash position and collection of accounts receivable. See Part II, Item 1A - Risk Factors in this report. The following table provides the statements of net cash flows for the three months ended March 31, 2009 compared to March 31, 2008 (Unaudited):

	Three Months Ended March 31
	2009	2008

Net Cash Used in Operating Activities	$(1,489,742)	$(4,914,136)
Net Cash (Used in) Provided by Investing Activities	(1,075,800)	8,366,762
Net Cash (Used in) Financing Activities	(11,468)	-
Effect of Exchange Rate Change on Cash	46,153	416,964
Net (Decrease) Increase in Cash and Cash Equivalents	(2,530,857)	3,869,590
Cash and Cash Equivalents, Beginning	9,565,252	19,755,182
Cash and Cash Equivalents, Ending	$7,034,395	$23,624,772

Operating Activities

For the three months ended March 31, 2009 and 2008, net cash used in our operating activities was $1.49 million and $4.91 million, respectively. The cash used in operating activities for the three months ended March 31, 2009 was mainly due to the increase of accounts receivable of $3.3 million and the increase in inventories of $5.5 million. We are working on expediting the collection of accounts receivable and shortening the period between progress billings in order to improve on our operating cash flow in 2009.

The increase in cash used in operating activities during the three months ended March 31, 2008 was mainly due to the increase in accounts receivable and advances to suppliers as a result of the growth of our business operations. During the three months ended March 31, 2009, the Company and one of its former joint venture partners agreed to offset bills receivable for the refund of IST's investment in the joint venture of approximately $4.4 million with advances made by the former joint venture partner to iASPEC. At March 31, 2009, included in advances to suppliers was approximately $6.3 million of advances to the same former joint venture partner. Approximately $1.75 million of product revenues for the three months ended March 31, 2009 were from this former joint venture partner. Included in other receivables and prepaid expenses at March 31, 2009 is approximately $4.1 million representing the refund due from another former joint venture partner of IST's original investment in the joint venture which was terminated effective December 31, 2008.

Investing Activities

For the three months ended March 31, 2009, net cash used in investing activities was $1.08 million, a decrease of $9.44 million, from $8.4 million net cash provided by investing activities for the same period in 2008. The cash used in investing activities during the three months ended March 31, 2009 was mainly due to a $0.23 million payment for property and equipment and $0.72 million in deposits for software purchases. The cash provided by investing activities during the three months ended March 31, 2008 was mainly due to the $15.0 million in cash collected from the sale of our investment in marketable securities and from the honor of a guarantee by our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin in connection with this investment, offset by the deposit of $6.9 million in connection with the acquisition for Geo during the 2008 period.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 are $0.01 million and $0 million, respectively. The increase in net cash used in financing activities for the three months ended March 31, 2009, was mainly attributable to our repurchase during the 2009 period of 6,000 shares of our common stock at $11,468, pursuant to our share repurchase program.

As part of our strategy to effectively deploy excess cash to improve shareholder value, our Board of Directors approved a new share repurchase program of up to $5 million of our outstanding common shares, effective December 17, 2008. Repurchases under the new program will be funded with available cash, and made from time to time in either the open market or through private transactions, and will terminate on December 17, 2009. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, effective as of February 11, 2009, which allows repurchases under pre-set terms at times when we are otherwise prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. As of March 31, 2009, we had approximately $4.98 million remaining under the share repurchase program.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2009:

Payment due by period
		Less than		3-5	More than 5
Contractual Obligations	Total	1 year	1-3 years	years	years

Operating Lease Obligations	$360,200	$210,600	$149,600	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$1,076,555	$1,076,555	$-	$-	$-
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	$144,798	$144,798	$-	$-	$-
Total	$1,581,553	$1,431,953	$149,600	$-	$-

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

  Use of estimates- The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial  statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the percentage of completion of sales contracts, valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of plant and equipment and intangibles. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

  Inventory - Inventories are valued at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.

  Accounts receivable – Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

  Valuation of long-lived assets – Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting periods, there was no impairment loss.

  Revenue recognition – The Company generates its revenues primarily from three sources, (1) hardware, (2) software and (3) system integration services. Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition”.
  Software revenues are generated from fixed-price contract which includes the development of software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 “Software Revenue Recognition” and SOP 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours.
  System integration revenues are generated from fixed-price contract which provide for sale of system integration services. Revenue is recognized using the percentage of completion method of accounting in accordance with SOP 81-1 “Accounting for Long-term Construction Type Contracts”. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs.
  Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the work completion of work orders, which is estimated to be within one year. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the accounting period.

  Goodwill – Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2008.

  Income Taxes – Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations”. This standard significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

In December 2008, the FASB issued FSP FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, a proposed FSP which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The proposed FSP requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.

If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, Accounting for Contingencies. There was no financial statement effect on the adoption of SFAS No. 141(R) as the Company did not have any business combination during the three months ended March 31, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which is effective for the Company on January 1, 2009. This standard will significantly change the accounting and reporting related to non-controlling interests in the Company’s consolidated financial statements. After adoption, non-controlling interests (approximately $14.1 million and $13.9 million at March 31, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders’ equity. Earnings attributable to non-controlling interest (approximately $204,000 and $45,000 for the three months ended March 31, 2009 and 2008) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company’s results of operations, cash flows or financial position.

On January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations(“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company does not currently have any investments that are accounted for under the equity method. The adoption of EITF 08-6 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The Company currently does not have any defensive intangible assets.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of FSP FAS 142-3 did not have an impact on the Company consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2

“Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active’ (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 4 for additional SFAS No. 157 information and disclosure for financial and nonfinancial assets and liabilities.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB. Approximately 99.52% of our revenues and 100% of our consolidated costs and expenses, and consolidated assets for the three months ended March 31, 2009 are denominated in RMB, which is the functional currency of our operating subsidiaries. As a result, we are exposed to foreign exchange risk as our reported revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $160,000 based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of March 31, 2009. As of March 31, 2009, our accumulated other comprehensive income was $25.3 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Interest Rate Risk

Our exposure to interest rate risk primarily relates to excess cash invested in short-term fixed income instruments with original maturities of less than a year. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we have to sell securities which have declined in market value due to changes in interest rates.

As of March 31, 2009, we had $5.8 million (RMB40 million) short-term investments. These investments consist of investments in Currency-linked Capital Protected Investment products with a term of one year and will be due on June 25, 2009. The return rate on these investments ranges from 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and U.S. Dollars on June 23, 2008. Based on exchange rates at March 31, 2009 and December 31, 2008, the return rate was 4.1975% . A hypothetical 1.0% increase in interest rates would have resulted in a increase of approximately $13,700 in the fair value of our fixed-income investments at March 31, 2009.

As of March 31, 2009, we had $6.3 million short-term loan representing $0.73 million ( RMB 5 million) short term loan with fixed interest rate at 7.47% which will be due on June 27, 2009 and the second bank term loan for $5.1 million (HK$40 million ) with the interest rate of 2.75% per annum over 1/2/3 months HIBOR that is subject to market availability which will be due on July 8, 2009. A hypothetical 1% increase in the interest rates for all of our debt outstanding at March 31, 2009, would increase our interest expense by approximately $14,000, thereby reducing our income from operations by 0.3% for the three months ended on March 31, 2009.

As a result, we have not been, and do not expect to be, exposed to material interest rate risks, and therefore have not used any derivative financial instruments to manage our interest risk exposure.

Inflation

Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the change of consumer price index in China was 4.8% and 5.9% in 2007 and 2008, respectively. Although we were not materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by potentially higher rates of inflation in China. For example, certain operating costs and expenses, such as employee compensation and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents and short-term investments, high inflation could significantly reduce the value and purchasing power of these assets. We are not able to hedge our exposure to higher inflation in China.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Wendy Wang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2009.

Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Wang determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2008, which we are still in the process of remediating as of March 31, 2009, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2008 for the description of these weaknesses.

Remediation Measures for Material Weaknesses

Management believes that the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008, were the direct result of our changes in both junior and senior accounting personnel during the 2008 period and our lack of audit committee oversight during a part of that period. We began to remediate the material weaknesses described and plan to continue implementing the measures described below in our ongoing efforts to address these internal control deficiencies as soon as practicable.

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

The Audit Committee’s functions were previously being performed by the Board of Directors. However, we believe that an independent audit committee performing these functions will help to remediate the material weaknesses identified above.

On November 17, 2008, our Board of Directors appointed Ms. Wendy Wang to serve as our Chief Financial Officer. Ms. Wang has over ten years experience in financial reporting, cost accounting, financial planning, forecasting and analysis, internal controls and tax planning in sizeable organizations and management is confident that Ms. Wang has the relevant accounting experience, skills and knowledge in the preparation of financial statements and financial reporting disclosures in accordance with US GAAP and applicable SEC regulations.

In addition to the foregoing measures, we plan to take the following measures to remediate the material weaknesses identified:

(i)

hire additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules; and

(ii)	fine tune our processes for collecting and reviewing information required for the preparation of the financial statements and related footnotes.

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

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivables collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarters.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our accounts receivables, profitability and results of operations.

See also the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2009 which sale was not previously disclosed in a current report on Form 8-K filed during that period, other than:

  The issuance in February 2009 of 1,280,807 shares of our common stock equivalent to $6,600,000 in satisfaction of payment of the non-cash purchase price for the acquisition of Kwong Tai International Technology Limited and its wholly-owned PRC subsidiary, Zhongtian, which acquisition was reported in our Form 8-K filed on November 3, 2008.

  The grant on February 2, 2009, to eligible employees of a total of 60,000 shares of our common stock as compensation under our equity incentive plan.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ended March 31, 2009 that were not reported in a current report on Form 8-K filed during that period.

ITEM 5.

OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
Number	Description

21	Subsidiaries

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: May 9, 2009	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2009	/s/ Wendy Wang
Wendy Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002