Form 10-Q
period 2009-06-30
China Information Security Technology, Inc.
filed 2009-08-06
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53147

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0575209
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

21st Floor, Everbright Bank Building,
Zhuzilin, Futian District,
Shenzhen, Guangdong, 518040
People's Republic of China
(Address of principal executive offices, Zip Code)

(+86) 755-8370-8333
(Registrant's telephone number, including area code)

_____________________________________________
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

Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	48,797,211

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Quarterly Report on FORM 10-Q
Three and Six Months Ended June 30, 2009

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2009 AND 2008

Contents	Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 (unaudited)	4
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2008 (unaudited)	5
Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2009 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	7-8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9-27

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	NOTES	June 30	December 31
		2009	2008
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents		$19,377,043	$9,565,252
Short-term investments	8	-	5,835,838
Accounts receivable:
Billed, net of allowance for doubtful accounts of $975,000 and $399,800, respectively		24,354,691	17,135,099
Unbilled		32,779,489	25,722,009
Bills receivable		-	4,481,340
Advances to suppliers		11,550,390	8,469,976
Amount due from related parties, net of allowance for doubtful accounts of $73,000	6	20,092	131,594
Inventories	7	9,439,937	7,107,537
Other receivables and prepaid expenses		3,414,006	6,251,484
Deferred tax assets	14	270,397	-
TOTAL CURRENT ASSETS		101,206,045	84,700,129
Deposit for software purchase		4,779,563	-
Long-term investments	9	3,091,150	3,078,405
Property and equipment, net	10	21,467,263	23,555,603
Intangible assets, net	11	12,606,134	13,115,151
Goodwill		23,778,000	24,018,894
TOTAL ASSETS		$166,928,155	$148,468,182

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	12	$7,496,675	$6,327,992
Accounts payable		15,213,545	10,707,728
Advances from customers		2,454,039	2,476,335
Amount due to related parties	6	553,640	486,136
Accrued payroll and benefits		1,087,747	1,319,386
Other payables and accrued expenses		2,367,199	2,553,019
Income tax payable		2,294,633	1,592,459
TOTAL CURRENT LIABILITIES		31,467,478	25,463,055

EQUITY
China Information Security Technology, Inc. equity
Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2009: 48,803,211 and 48,797,211 shares, respectively; 2008: 47,462,404 shares		222,529	209,121
Treasury stock, 6,000 shares, at cost		(11,468)	-
Additional paid-in capital		64,297,531	64,127,339
Reserve		4,964,597	4,964,597
Retained earnings		45,303,303	33,748,480
Accumulated other comprehensive income		5,080,155	4,644,693
Total stockholders' equity of the Company		119,856,647	107,694,230
Non-controlling interest		15,604,030	15,310,897
Total equity		135,460,677	123,005,127

TOTAL LIABILITIES AND EQUITY		$166,928,155	$148,468,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	NOTES	Three Months Ended		Six Months Ended

		June 30,	June 30,	June 30,	June 30,
		2009	2008	2009	2008

Revenue - Products		$3,789,288	$10,055,786	$6,610,416	$14,599,260
Revenue - Software		15,921,487	7,513,656	24,932,952	12,503,390
Revenue - System integration		5,571,619	6,255,042	8,527,076	10,808,699
Revenue - Other		505,525	886,259	697,659	1,203,820
TOTAL REVENUE		25,787,919	24,710,743	40,768,103	39,115,169

Cost - Products sold		3,007,849	7,320,984	5,620,640	11,250,518
Cost - Software sold		5,993,637	1,005,674	8,694,577	2,224,137
Cost - System integration		4,395,011	4,722,151	6,540,763	7,296,924
Cost - Other		124,671	520,496	162,108	571,142
TOTAL COST		13,521,168	13,569,305	21,018,088	21,342,721

GROSS PROFIT		12,266,751	11,141,438	19,750,015	17,772,448

Administrative expenses		(2,304,376)	(2,323,421)	(4,520,723)	(4,076,156)
Research and development expenses		(720,411)	(503,622)	(1,224,263)	(1,229,473)
Selling expenses		(644,349)	(642,349)	(1,238,064)	(1,060,052)
INCOME FROM OPERATIONS		8,597,615	7,672,046	12,766,965	11,406,767

Subsidy income	13	318,071	-	515,860	69,680
Other income (expenses), net		(16,845)	41,698	164,521	41,419
Interest income		120,627	31,272	197,544	57,875
Interest expense		(56,443)	(7,887)	(116,653)	(7,887)
INCOME BEFORE INCOME TAXES		8,963,025	7,737,129	13,528,237	11,567,854
Income tax expense	14	(1,091,800)	(321,880)	(1,680,196)	(528,625)
NET INCOME		7,871,225	7,415,249	11,848,041	11,039,229

Less: Net income attributable to the non-controlling interest		(73,395)	(364,906)	(293,218)	(409,906)

NET INCOME ATTRIBUTABLE TO THE COMPANY		$7,797,830	$7,050,343	$11,554,823	$10,629,323

Weighted average number of shares outstanding
Basic		47,536,883	45,738,420	47,528,503	45,611,286
Diluted		47,536,883	46,354,183	47,528,503	46,090,091

Earnings per share - Basic and Diluted
Basic --Net income attributable to the Company's common stockholders		$0.16	$0.15	$0.24	$0.23
Diluted --Net income attributable to the Company's common stockholders		$0.16	$0.15	$0.24	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net income	$7,871,225	$7,415,249	$11,848,041	$11,039,229
Other comprehensive income:

Foreign currency translation (loss)/gain	(16,365)	1,941,170	435,377	4,283,991

Comprehensive income	7,854,860	9,356,419	12,283,418	15,323,220
Less: comprehensive income attributable to the non-controlling interest	(73,310)	(527,849)	(293,133)	(572,849)
Comprehensive income attributable to the Company	$7,781,550	$8,828,570	$11,990,285	$14,750,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

	China Information Security Technology, Inc. Stockholders' Equity
								Accumulated
	Common stock				Additional			other	Non-
	par value $0.01		Treasury stock		paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	Reserve	earnings	income	interest	Total

BALANCE AS AT JANUARY 1, 2009	47,462,404	$209,121	-	$-	$64,127,339	$4,964,597	$33,748,480	$4,644,693	$15,310,897	$123,005,127

Repurchase of common stock	-	-	(6,000)	(11,468)	-	-	-	-	-	(11,468)
Stock-based compensation	60,000	600	-	-	183,000	-	-	-	-	183,600
Common stock issued for purchase of Zhongtian	1,280,807	12,808	-	-	(12,808)	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	11,554,823	-	293,218	11,848,041
Foreign currency translation gain	-	-	-	-	-	-	-	435,462	(85)	435,377

BALANCE AS AT JUNE 30, 2009	48,803,211	$222,529	(6,000)	$(11,468)	$64,297,531	$4,964,597	$45,303,303	$5,080,155	$15,604,030	$135,460,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$11,848,041	$11,039,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	573,881	-
Depreciation	1,852,357	1,716,543
Amortization of intangible assets	865,710	512,177
Stock-based compensation	183,600	694,332
Gain (loss) on disposal of property and equipment, net	31,764	(31,840)
Deferred income tax benefits	(29,517)	-
Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in accounts receivable	(14,665,591)	(12,297,321)
(Increase) decrease in advances to suppliers	(3,028,042)	322,702
(Increase) in other receivables and prepaid expenses	(1,540,531)	(243,512)
Decrease in amount due from (to) related parties	177,621	-
Increase in inventories	(1,657,773)	(3,354,664)
Increase in accounts payable	4,643,442	4,513,062
Decrease (increase) in advances from customers	4,469,480	(1,899,266)
Decrease in other payables and accrued expenses	(432,401)	(449,708)
Increase in income tax payable	695,912	364,236
Net cash provided by operating activities	3,987,953	885,970

INVESTING ACTIVITIES
Cash acquired in Geo acquisition	-	2,443,677
Cash acquired in Bocom acquisition	-	713,793
Consideration paid for acquisition of Geo	-	(6,998,811)
Proceeds from sale of short-term investments	5,862,800	-
Purchase of short-term investments	-	(5,655,605)
Proceeds from sale of marketable securities	-	14,966,752
Refund of investment in former Joint Venture	4,397,100	-
Proceeds from sales of property and equipment	100,225	1,146,671
Purchases of property and equipment	(630,478)	(7,644,057)
Capitalized and purchased software development costs	(308,484)	(162,788)
Deposit for software purchase	(4,781,846)	-
Net cash provided by (used in) investing activities	4,639,317	(1,190,368)

FINANCING ACTIVITIES
Borrowings under short-term loans	1,898,082	727,611
Purchase of treasury stock	(11,468)	-
Repayment of short-term loans	(732,850)	(1,086,312)
Net cash provided by (used in) financing activities	1,153,764	(358,701)

Effect of exchange rate changes on cash and cash equivalents	30,757	904,261

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,811,791	241,162
CASH AND CASH EQUIVALENTS, BEGINNING	9,565,252	19,755,182
CASH AND CASH EQUIVALENTS, ENDING	$19,377,043	$19,996,344

(Continued)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Continued)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period
Income taxes	$1,013,801	$164,389
Interest	$117,327	$2,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology, Inc. (the "Company" or "CIST"), together with its subsidiaries, is a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China ("PRC"). The Company's total solutions include specialized software, hardware, systems integration, and related services organized into three business segments – Digital Information Security Technology ("DIST"), Geographic Information Systems ("GIS"), and Digital Hospital Information System ("DHIS"). These total solutions are provided through the Company's wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), and Shenzhen Zhongtian Technology Development Company Ltd ("Zhongtian"), and through the Company's variable interest entity ("VIE"), iASPEC Software Co, Ltd ("iASPEC"), and Wuda Geoinformatics Co., Ltd ("Geo"), 57% of which is owned by iASPEC.

The operating results of Bocom, Geo and Zhongtian have been included in the Company's consolidated financial statements since February 1, 2008, April 1, 2008 and November 1, 2008, their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and six months ended June 30, 2009 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Foreign Currency Translation

The functional currency of the US and British Virgin Islands ("BVI") companies is the United States dollar. The functional currency of the Company's Hong Kong subsidiaries is the Hong Kong dollar. The functional currency of the Company's wholly- owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan ("RMB"). RMB is not freely convertible into foreign currencies. The Company's Hong Kong and PRC subsidiaries' and their VIE's financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign currency exchange adjustment to other comprehensive income, a component of equity.

(c) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware, (2) software and (3) system integration services. The Company's revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP 97-2").

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers' acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and SOP 81-1 "Accounting for Long-term Construction Type Contracts" . The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes training and telephone technical support that are not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/ enhancements offered are minimal and infrequent; the Company recognizes PCS revenue together with the initial licensing fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involve more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with SOP 97-2 and SOP 81-1 "Accounting for Long-term Construction Type Contracts", using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for post contract support (PCS) are 12 months.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

System integration projects are billed in accordance with contract terms, which typically require partial payment at the signing of the contract, at delivery and customer acceptance dates, with the remainder due within a stated period of time not exceeding 12 months. Occasionally, the Company enters into contracts which allow a percentage of the total contract price to be paid one to three years after completion of the system integration project. Revenues on these extended payments are recognized upon completion of the terms specified in the contract and when collectability is reasonably assured.

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experiences. If non-conforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers' needs. In cases where non-conformity is a result of integrated hardware, the Company returns such hardware to the original vendor for replacement.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the work completion of work orders, which is estimated to be within one year. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company's estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the accounting period.

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the "cost method" and presents the cost to repurchase such shares as a reduction in shareholders' equity. As of June 30, 2009, the Company has repurchased 6,000 shares of common stock.

(e) Reclassifications

Certain prior year amounts on the consolidated balance sheets have been reclassified to conform to current classifications.

(f) Recent Accounting Pronouncements

On April 1, 2009, the Company implemented Statement of Financial Accounting Standard No.165, "Subsequent Events," ("FAS No.165"). This standard establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date these financial statements were issued. During this period the Company did not have any recognizable subsequent events.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2009, the Company adopted Statement Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". This standard significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

In December 2008, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.

If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, "Accounting for Contingencies". The Company adopted this FSP on January 1, 2009. There was no financial statement effect on the adoption of SFAS No. 141(R) and FSP SFAS 141(R)-1 as the Company did not have any business combination during the six months ended June 30, 2009.

On January 1, 2009, the Company adopted SFAS 160, "Non-controlling Interests in Consolidated Financial Statements", an amendment of ARB No. 51. This standard significantly changes the accounting and reporting related to non-controlling interests in the Company's consolidated financial statements. As required by SFAS 160, the Company has retrospectively applied the presentation requirements to prior year balances in the condensed consolidated financial statements. Accordingly, after adoption, non-controlling interests (approximately $14.2 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings attributable to non-controlling interest (approximately $73,400, $364,900, $293,200 and $409,900 for the three and six months ended June 30, 2009 and 2008, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

On January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue No. 08-6, "Equity Method Investment Accounting Considerations " ("EITF 08-6") , which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company does not currently have any investments that are accounted for under the equity method. The adoption of EITF 08-6 did not have an impact on the Company's consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2009, the Company adopted EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company's own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company's results of operations, cash flows or financial position.

On January 1, 2009, the Company adopted EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets". EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The Company currently does not have any defensive intangible assets.

On January 1, 2009, the Company adopted FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of FSP FAS 142-3 did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company's consolidated financial statements.

On January 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements" (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FSP 157-1 " Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 " removed leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157.

In October 2008, the FASB issued FSP 157-3 "Determining Fair Value of a Financial Asset in a Market That is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The implementation of SFAS 157 and related pronouncements, did not have a material impact on the Company's consolidated financial position and results of operations. See Note 4 for additional SFAS 157 information and disclosure for financial and nonfinancial assets and liabilities.

In May 2009, the FASB issued SFAS 165 "Subsequent Events" which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.

In June 2009, the FASB approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under SFAS 128, although classified as issued and outstanding, and are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to the common stockholders	$7,797,830	$7,050,343	$11,554,823	$10,629,323

Weighted average outstanding shares of common stock	47,536,883	45,738,420	47,528,503	45,611,286
Effect of dilutive securities
Warrants	-	226,874	-	258,915
Contingently issuable shares	-	388,889	-	219,890
Common stock and common stock equivalents	47,536,883	46,354,183	47,528,503	46,090,091

Earnings per share:
Basic	$0.16	$0.15	$0.24	$0.23
Diluted	$0.16	$0.15	$0.24	$0.23

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

At June 30, 2009, the Company held no assets and liabilities that are measured at fair value on a recurring basis.

5. VARIABLE INTEREST ENTITY

According to the Management Service Agreement with iASPEC, the Company is the primary beneficiary of iASPEC, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements since July 1, 2007.

At June 30, 2009, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $38.5 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $18.7 million, an increase in non-controlling interest of approximately $14.2 million, and an increase in net income attributable to the Company of approximately $2.7 million and $5.4 million for the three and six months ended June 30, 2009, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of June 30, 2009 and December 31, 2008, amount due from (to) related parties consists of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Due from related company
- Xiamen Yili Geo Information Technology Co., Ltd.	$-	$36,474
- Shenzhen Kewen Information Technology Co., Ltd.	20,092	95,120
	$20,092	$131,594
Due to related company
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$553,640	$486,136

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. ("Yili") is owned by Geo. The balance due from Yili consisted of accounts receivable from sales in 2008.

Shenzhen Kewen Information Technology Co., Ltd. ("Kewen") is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales during the three and six months ended June 30, 2009.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. ("Geo Navigation") is owned by Geo. The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

(b) Revenue - related party

Total amounts earned from Kewen and Yili during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$50,900	$-	$75,772	$-
Cost of sales	(33,121)	-	(43,162)	-
Gross profit	$17,779	$-	$32,610	$-

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. INVENTORIES

As of June 30, 2009 and December 31, 2008, inventories consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$5,078,361	$2,537,223
Finished goods	199,547	201,834
Installations in process	4,162,029	4,368,480
	$9,439,937	$7,107,537

8. SHORT-TERM INVESTMENTS

As of December 31, 2008, short-term investments consist of investments in Currency-linked Capital Protected Investment products in the amount of RMB40 million (approximately $5.8 million). These investments had a term of one year and were due on June 25, 2009. The return rate on these investments ranged from 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and U.S. Dollars on June 23, 2008.

As of June 30, 2009, all of the investments had matured with the Company receiving cash of approximately $5,863,000.

9. LONG-TERM INVESTMENTS

As of June 30, 2009 and December 31, 2008, long-term investments consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$3,017,917	$3,005,457
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	73,233	72,948
	$3,091,150	$3,078,405

The Company records its long-term investments using the cost method of accounting.

Geo holds a 20% ownership interest in Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe"). Although Geo owns 20% of Tianhe, Geo's management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

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

Long-term investments also include Geo's 8.08% investments in Yili. During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company received dividends of RMB 750,000 (approximately $110,000), and RMB 249,900 (approximately $36,000) respectively, in connection with its investment in Yili.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. PROPERTY AND EQUIPMENT

As of June 30, 2009 and December 31, 2008, property and equipment consist of:

	June 30	December 31
	2009	2008
	(Unaudited)

Office equipment	$266,304	$272,331
Electronics equipment	9,544,303	9,461,813
Motor vehicles	1,048,932	1,203,015
Purchased software	11,132,556	11,415,430
Leasehold improvements	295,295	294,077
Office building	7,305,122	7,275,001
Total	29,592,512	29,921,667

Less: accumulated depreciation	(8,125,249)	(6,366,064)
	$21,467,263	$23,555,603

Depreciation expense for the three months ended June 30, 2009 and 2008 was $937,252 and $1,058,865, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,852,357 and $1,716,543, respectively.

11. INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008, intangible assets consist of:

	June 30	December 31
	2009	2008
	(Unaudited)

Software and software development costs	$4,591,723	$4,272,145
Technology	7,181,284	7,151,673
Trademarks	3,338,735	3,324,969
Customer base	294,465	293,251
Total	15,406,207	15,042,038
Less: accumulated amortization	(2,800,073)	(1,926,887)

Intangible assets, net	$12,606,134	$13,115,151

Amortization expense for the three months ended June 30, 2009 and 2008 was $437,704 and $294,323, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $865,710 and $512,177, respectively

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$860,466
2010	1,429,406
2011	1,230,729
2012	1,196,489
2013	1,196,489
Thereafter	6,692,555
Total	$12,606,134

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. SHORT-TERM BANK LOANS

As at the June 30, 2009, the Company has the following bank borrowings:

			Interest
		Loan	Rate per	June 30,	December 31,
Lender	Terms	Period	annum	2009	2008
				(Unaudited)
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($732,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$ 732,500	$ 729,480

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($439,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	November 20, 2008 to November 19, 2009	6.99%	439,500	437,688

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 29, 2009 to December 30, 2009	5.10%	586,000	-

Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 of IST.	June 18, 2009 to October 31, 2009	2.75% p/a over HIBOR	5,160,000	5,160,824

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB3,950,000 ($578,675). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 4,392,000 ($643,000) of iASPEC's accounts receivable due from the Shenzhen Municipal Government	June 30, 2009 to October 29, 2009	5.83%	578,675	-

				$ 7,496,675	$ 6,327,992

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. SUBSIDY INCOME

During the three and six months ended June 30, 2009, in connection with research and development activities in a designated locale, the Company received approximately $318,071 and $515,860 respectively as a subsidy from the local governmental agency in China. The Company has no continuing obligation under the subsidy provision.

14. INCOME TAXES

Pre-tax income for the three and six months ended June 30, 2009 and 2008 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$9,342,249	$8,416,490	$14,242,894	$13,136,011
Others	(379,224)	(679,361)	(714,657)	(1,568,157)
Total income before income taxes	$8,963,025	$7,737,129	$13,528,237	$11,567,854

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$1,102,720	$321,880	$1,709,713	$528,625
Deferred taxes	(10,920)	-	(29,517)	-
Provision for income taxes	$1,091,800	$321,880	$1,680,196	$528,625

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. INCOME TAXES (CONTINUED)

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	20%	18%	20%	18%
Computed expected income tax expense	$1,792,605	$1,392,705	$2,705,647	$2,082,214
Tax exemption	(872,532)	(1,231,103)	(1,341,162)	(1,908,947)
Permanent differences	111,288	38,015	182,423	73,090
Effect of non-PRC operating losses and other differences	60,439	122,263	133,288	282,268
Income taxes	$1,091,800	$321,880	$1,680,196	$528,625

Deferred tax assets recognized in the period mainly represent temporary differences from the allowance for bad debts and Geo's accumulated losses of approximately $339,000 (RMB2,315,000) from 2006 and 2007. Geo's accumulated losses can be carried forward through approximately 2012.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the three and six months ended June 30, 2009, an adjustment of $240,893 to the valuation allowance was made because of a change in management's assessment of the amount of realizable deferred tax assets relating to Geo's operating loss carry forwards at the acquisition date. This change in valuation allowance was recognized through a reduction to goodwill. As of June 30, 2009, deferred tax assets totaled $347,121, which includes deferred tax assets of $214,608 relating to Geo's operating loss carry forward, reduced by a valuation allowance of $76,724 as management expects that there may not be sufficient taxable income in the future to realize this portion of the deferred tax asset. The expected future effective income tax rate for Geo is 15%.

15. STOCKHOLDERS' EQUITY

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. STOCK-BASED COMPENSATION

On November 30, 2007, subject to ratification of the China Information Security Technology, Inc. 2007 Equity Incentive Plan ("The Plan") by the stockholders, the Company issued options to certain employees to purchase 490,000 shares of the Company's common stock, par value $0.01, with an exercise price of $9.48 per share. The options were fully vested on December 5, 2008 and expire on December 5, 2011.

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company's common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they have been treated as a modification of the terms of the cancelled award in accordance with SFAS 123(R). 100,000 shares of common stock became vested on June 20, 2008 and September 20, 2008, respectively, and the remaining 200,000 shares of common stock were vested on December 20, 2008.

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company's common stock, which vested immediately, as compensation under the Plan. The fair value of the Company's common stock based on quoted market prices on February 2, 2009, was $3.06 per share.

During the three months ended June 30, 2009 and 2008, the Company recognized $0 and $310,367 of compensation expense related to the Plan. During the six months ended June 30, 2009 and 2008, the Company recognized $183,600 and $694,332 of compensation expense related to the Plan.

17. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in the Company's business portfolio and realignment of management, management conducted a review of its operating business segments during the first quarter of 2009. The review resulted in adding the Digital Hospital Information System Segment and merging the Product Sales Segment into Digital Information Security Technology Segment.

The Company's new segment reporting, which has been used for all periods presented, follows the organizational structure as reflected in its internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

The Company reports financial and operating information in the following three segments:

(a) Digital Information Security Technology Segment ("DIST"): includes revenues from information security related projects;

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Geographic Information Systems Segment ("GIS"): includes the Police-Use Geographic Information Systems ("PGIS") and Civil-Use GIS sale;

(c) Digital Hospital Information System Segment ("DHIS"): includes revenues from digital information system provided to hospitals or medical institutes.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

Selected information by segment is presented in the following tables for the three and six months ended June 30, 2009 and 2008.

Revenues by segment for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues(1)
DIST Segment	$15,221,482	$11,396,259	$22,741,939	$20,541,024
GIS Segment	7,974,312	13,314,484	13,833,978	18,574,145
DHIS Segment	2,592,125	-	4,192,186	-
	$25,787,919	$24,710,743	$40,768,103	$39,115,169

(1)Revenues by operating segments exclude intercompany transactions.

Income by segment for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income from operations:
DIST Segment	$3,373,025	$3,256,507	$5,988,166	$6,314,176
GIS Segment	4,356,698	5,098,325	5,727,286	6,679,477
DHIS Segment	1,235,740	-	1,780,456	-
Corporate and others(2)	(367,848)	(682,786)	(728,943)	(1,586,886)
Income from operations	8,597,615	7,672,046	12,766,965	11,406,767
Corporate other income, net	301,226	41,698	680,381	111,099
Corporate interest income	120,627	31,272	197,544	57,875
Corporate interest expense	(56,443)	(7,887)	(116,653)	(7,887)
Income before tax	8,963,025	7,737,129	13,528,237	11,567,854
Income tax expense	(1,091,800)	(321,880)	(1,680,196)	(528,625)
Net income	7,871,225	7,415,249	11,848,041	11,039,229
Net income attributable to the non-controlling interest	73,395	364,906	293,218	409,906
Net income attributable to the Company	$7,797,830	$7,050,343	$11,554,823	$10,629,323

(2) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Non-cash employee compensation by segment for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Non-cash employee compensation:
DIST Segment	$-	$256,053	$92,172	$572,824
GIS Segment	-	29,485	71,817	65,961
DHIS Segment	-	-	19,611	-
Corporate and others	-	24,829	-	55,547
	$-	$310,367	$183,600	$694,332

Total assets by segment as at June 30, 2009 and December 31, 2008 are as follows:

	June 30	December 31
	2009	2008
	(Unaudited)
Total assets
DIST Segment	$82,106,649	$73,607,628
GIS Segment	56,457,170	61,304,027
DHIS Segment	28,248,993	12,712,303
Corporate and others	115,343	844,224
	$166,928,155	$148,468,182

Depreciation and amortization by segment for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

DIST Segment	$802,183	$683,175	$1,437,980	$1,346,119
GIS Segment	437,029	657,038	869,444	859,787
DHIS Segment	124,993	-	389,145	-
Corporate and others	10,751	12,975	21,498	22,814
	$1,374,956	$1,353,188	$2,718,067	$2,228,720

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Commitments:

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2011. Rent expense for the three months ended June 30, 2009 and 2008 was approximately $81,100 and $92,000, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was approximately $262,100 and $162,000, respectively.

Future minimum lease payments under these lease agreements are as follows:
Years Ending
Remainder of 2009	$136,498
2010	112,048
2011	35,000
Total	$283,546

The Company entered into several purchase commitments during the period to purchase operating software and a database. The total contract price is approximately $6.95 million (RMB47.4 million). As of June 30, 2009, the Company paid deposits of approximately $4.78 million (RMB32.6 million). The Company will pay the remaining contracted amount 30 days subsequent to final testing of the software.

Concentrations:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($975,000 at June 30, 2009 and $399,800 at December 31, 2008) is the Company's best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer's receivable and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company's future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company's accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company's financial statements.

For the three months ended June 30, 2009, the Company had three customers that represented approximately 19.56%, 14.57%, 13.45% of revenues. No customer accounted for greater than 10% of revenues for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company had three customers that represented approximately 16.02%, 15.34%, and 10.31% of the Company's revenues. No customer accounted for greater than 10% of revenues for the six months ended June 30, 2008.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2009, accounts receivable were due from 136 customers. Of these, two customers accounted for 22.10% and 10.58% of total accounts receivable, respectively.

During the six months ended June 30, 2009, the Company and one of its former joint venture partners agreed to offset bills receivable for the refund of IST's investment in the joint venture of approximately $4.4 million with advances made by the former joint venture partner to iASPEC. At June 30, 2009, included in advances to suppliers was approximately $7.4 million of advances to the same former joint venture partner. Approximately $1.75 million and $2.97 million of product revenues for the three and six months ended June 30, 2009, respectively, were from this former joint venture partner. During the three months ended June 30, 2009, the refund of the Company's original investment in another former joint venture of approximately $4.4 million was received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should consider the factors and risks discussed in this report and carefully review the risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and other documents we file from time to time with the U.S. Securities and Exchange Commission.

Use of Terms

Except as otherwise indicated by the context, all references in this quarterly report to (i) "CIST", "we," "us," or "our" and the "Company" are references to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH's wholly-owned subsidiaries, Information Security Technology (China) Co., Ltd., a PRC company, or IST, Public Security Technology (China) Co., Ltd., a Hong Kong Limited company, Information Security Software Investment Limited, a Hong Kong company, or ISSI, and its wholly-owned subsidiary, Information Security Software (China) Co., Ltd. a PRC company, or ISS, Information Security International Investment and Development Limited, a Hong Kong company, or ISIID, and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co., Ltd, or Bocom, iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary, Wuda Geoinformatics Co., Ltd., or Geo, and Kwong Tai International Technology Limited, or Kwong Tai, a Hong Kong Limited company, and its wholly-owned PRC subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian; (ii) "Securities Act" are to the Securities Act of 1933, as amended; (iii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended; (iv) "RMB" are to Renminbi, the legal currency of China; (v) "U.S. dollar," "$" and "US$" are to the legal currency of the United States; (vi) "BVI" are to the British Virgin Islands; (vii) "China" and "PRC" are to the People's Republic of China; and (viii) "Hong Kong" are to the Hong Kong Special Administrative Region of China.

Overview of Our Business

China Information Security Technology, Inc. is a holding company that owns all of the issued and outstanding capital stock of CPSH. We operate through our PRC mainland subsidiaries, IST, ISS, Bocom and Zhongtian, and through our variable interest entity, or VIE, iASPEC and its subsidiary, Geo. Together with our subsidiaries, we are a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management efficiency of public security, traffic control, fire control, border control, medical rescue, hospital services, and surveying and mapping. Our typical customers include some of the most important government departments in China, including the Ministry of Public Security's Shenzhen City Immigration Border Check Station, the Shantou City Public Security Bureau, the Shenzhen City Public Security Bureau, the Guangdong Province Department of Public Security, the Chongqing Municipality Public Security Bureau, the Macao Police Bureau, the Surveying and Mapping Bureau of Inner Mongolia, and the Urban Planning and Land Resource of Shenyang City.

We generate revenues through the sale of our hardware products, software and integrated hardware and software products and through the provision of related support services. However, fulfillment of certain Police-Use Geographic Information System, or PGIS, contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which we do not have. Our management services agreement, or MSA, with iASPEC, our VIE, allows iASPEC to fulfill all obligations for PGIS contracts and our PRC subsidiary, IST, to receive 100% of iASPEC's net received profits, net of an annual fee of $180,000, so long as IST reimburses iASPEC for all net losses that iASPEC incurs. During the years ended December 31, 2008 and 2007, approximately 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC, and during the quarter ended June 30, 2009, $13.98 million, or 54.2% of our revenue was derived in connection with the MSA.

The following chart reflects our corporate organizational structure:

Our corporate headquarters are located at 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040, People's Republic of China. Our telephone number is (+86) 755-8370-8333. We maintain a website at www.chinacpby.com that contains information about our subsidiaries CPSH and IST, but that information is not a part of this report.

Reportable Operating Segments

In connection with the changes in our business portfolio and realignment of management, we have set up a new segment – the Digital Hospital Information Systems, or DHIS, segment and we have merged our previous Product Sales segment into our Digital Information Security Technology, or DIST, segment effective March 31, 2009. Our business is now organized into three reportable segments: DIST; DHIS and Geographic Information Systems, or GIS, which largely share the same management resources. The organization of our segments is consistent with how our management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

For additional information about each segment, see our disclosures under Note 17 "Consolidated Segment Data" to the consolidated interim financial statements included elsewhere in this quarterly report.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three and six months ended June 30, 2009:

  Revenue: Revenue increased $1.08 million, or 4.36%, to $25.79 million for the three months ended June 30, 2009, from $24.71 million for the same period in 2008. Revenue increased $1.65 million, or 4.23%, to $40.77 million for the six months ended June 30, 2009, from $39.12 million for the same period in 2008.

  Income from operations: Income from operations increased $0.93 million, or 12.06%, to $8.60 million for the three months ended June 30, 2009, from $7.67 million for the same period in 2008. Income from operations increased $1.36 million, or 11.92%, to $12.77 million for the six months ended June 30, 2009, from $11.41 million for the same period in 2008.

  Net income: Net income increased $0.75 million, or 10.6%, to $7.79 million for the three months ended June 30, 2009, from $7.05 million for the same period in 2008. Net income increased $0.92 million, or 8.71%, to $11.55 million for the six months ended June 30, 2009, from $10.63 million for the same period in 2008.

  Fully diluted net income per share: Despite a 1.18 million increase in the diluted weighted average number of shares outstanding, fully diluted net income per share was $0.16 for the three months ended June 30, 2009, as compared to $0.15 for the same period in 2008. Fully diluted net income per share was $0.24 for the six months ended June 30, 2009, as compared to $0.23 for the same period in 2008.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue and key components of our revenue. The financial data for the three and six months ended June 30, 2009 reflects the operating results of the Company, its subsidiaries, including CPSH, IST, ISS, Bocom and Zhongtian, and our VIE, iASPEC and its subsidiary Geo, while the financial data for the same period in 2008 reflects the operating results of the Company and its subsidiaries and VIE, excluding Zhongtian and Geo.

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

(All amounts, other than percentages of revenue and numbers of shares, in U.S. Dollars)

	Three Months Ended June 30,				Period-over-period
	2009		2008		Increase (Decrease)
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
Revenue	$25,787,919	100.00%	$24,710,743	100.00%	$1,077,176	4.36%
Costs of revenue	13,521,168	52.43%	13,569,305	54.91%	(48,137)	-0.35%
Gross profit	12,266,751	47.57%	11,141,438	45.09%	1,125,313	10.10%

Administrative expenses	(2,304,376)	8.94%	(2,323,421)	9.40%	19,045	-0.82%
Research and development expenses	(720,411)	2.79%	(503,622)	2.04%	(216,789)	43.05%
Selling expenses	(644,349)	2.50%	(642,349)	2.60%	(2,000)	0.31%
Income from operations	8,597,615	33.34%	7,672,046	31.05%	925,569	12.06%

Subsidy income	318,071	1.23%	-	0.00%	318,071	-
Other income (expenses), net	(16,845)	0.07%	41,698	0.17%	(58,543)	-140.40%
Interest income	120,627	0.47%	31,272	0.13%	89,355	285.73%
Interest expense	(56,443)	0.22%	(7,887)	0.03%	(48,556)	615.65%
INCOME FROM OPERATIONS	8,963,025	34.76%	7,737,129	31.31%	1,225,896	15.84%

Income tax expense	(1,091,800)	4.23%	(321,880)	1.30%	(769,920)	239.19%
Non-controlling interest ("NCI")	(73,395)	0.28%	(364,906)	1.48%	291,511	-79.89%

NET INCOME	$7,797,830	30.24%	$7,050,343	28.53%	$747,487	10.60%

Weighted Average No. of Shares
Basic	47,536,883		45,738,420
Diluted	47,536,883		46,354,183
EARNINGS PER SHARE
Basic	$0.16		$0.15
Diluted	$0.16		$0.15

Revenue

Our revenue is mainly generated from sales of hardware products, software products and system integration services. For the three months ended June 30, 2009, our revenue was $25.79 million, compared to $24.71 million for the same period in 2008, an increase of $1.08 million, or 4%. The increase in our revenue was mainly due to an $8.4 million or 111.96%, increase in our software sales to $15.92 million for the three months ended June 30, 2009, as compared to $7.51 million in the same period in 2008. This 111.9% increase in software sales in the 2009 period constituted 61.7% of our total revenue. This growth trend is consistent with our promotion of software sales as part of our 2009 sales strategy which promotion we expect to continue for the balance of the year.

While we experienced strong growth in sales of our software, sales of hardware products and system integration services decreased by 62.3% and 10.9%, respectively, in the second quarter of 2009, as compared to the same period of 2008. The decrease in both sales of hardware products and system integration services was a result of our decision to shift sales activities towards more software sales during the first half of 2009. In addition, we have reduced hardware sales to non-government customers with previously extended payment patterns, due to our efforts to shorten payment periods and to improve our accounts receivable balance.

During the 2009 second quarter, we signed new contracts totaling $26.3 million from customers in 16 provinces and provincial cities. Of these contracts, 45% were won in by our DIST segment, 45% by our GIS segment, and 10% in our DHIS segment. At June 30, 2009, the total value of our backlog had increased by $0.5 million sequentially to $34.7 million, from $34.2 million at the end of the 2009 first quarter.

Cost of Revenue

Our cost of revenues decreased $0.05 million, or 0.35%, to $13.52 million, for the three months ended June 30, 2009, from $13.57 million for the same period of 2008. As a percentage of revenues, our cost of revenue decreased to 52.43% during the three months ended June 30, 2009, from 54.91% in 2008. During the second quarter of 2009, we were engaged in several large software projects which involved lower software development costs. The costs for accomplishing those software projects are generally lower than those related to system integration projects and product sales, and therefore, software projects generally have higher gross profit than system integration and product sales. Our cost of revenue decreased as a result of our performance of more software projects than system integration projects in the quarter ended June 30, 2009.

Gross Profit

Our gross profit increased $1.13 million, to $12.27 million for the three months ended June 30, 2009, from $11.14 million in the same period of 2008. Gross profit as a percentage of revenue was 47.57% for the three months ended June 30, 2009, an increase of 248 basis points, from 45.09% in the second quarter of 2008. This increase in gross profit as a percentage of revenue was mainly due to the lower software development costs related to the large software projects that we performed during the 2009 period, as discussed above.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses decreased by $0.02 million, or 1%, to $2.30 million for the three months ended June 30, 2009, from $2.32 million in the same period of 2008. As a percentage of revenue, administrative expenses decreased to 8.94% for the three months ended June 30, 2009, from 9.40% for the same period in 2008. The decrease in administrative expenses was mainly attributable to the decrease of non-cash employee compensation of $0.3 million and the addition of administrative expenses of Zhongtian of $0.15 million.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. For the three months ended June 30, 2009, research and development expenses increased to $0.72 million, from $0.50 million in the same period of 2008, a $0.22 million, or 43.05%, increase. The increase in research and development spending related to the increase of compensation to qualified engineers. We believe the increase of research and development expenses is in line with the increase in revenues.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $2,000, or 0.31%, to $0.64 million for the three months ended June 30, 2009, from $0.64 million in the corresponding period of 2008. As a percentage of revenue, our selling expenses decreased to 2.5% for the three months ended June 30, 2009, from 2.6% in the corresponding period of 2008. We believe the decrease was reasonable and generally in line with management's cost-control measures.

Income from Operations

Income from operations increased $0.93 million, or 12.1%, to $8.60 million for the three months ended June 30, 2009, from $7.67 million in the corresponding period in 2008. Income from operations as a percentage of revenue increased to 33.34% during the three months ended June 30, 2009, from 31.05% in 2008. This increase in income from operations as a percentage of revenue was mainly due to lower software development costs related to several large software projects in the period.

Non-controlling Interest

Non-controlling interest of $73,395 during the three months ended June 30, 2009 represents the $45,000 fee retained by iASPEC under the MSA, and $28,395 of Geo's profits retained by iASPEC for the 43% non-controlling interest in Geo. Only the $45,000 fee was retained by iASPEC during the three months ended June 30, 2008.

Subsidy Income

During the three months ended June 30, 2009, in connection with research and development activities in a designated locale, we received approximately $318,071 as a subsidy from the local governmental agency in China.

We have no continuing obligation under the subsidy provision.

Income Tax Expense

Income tax expense for the three months ended June 30, 2009 was $1.09 million, up from $0.32 million for the same period in 2008. The increase was mainly due to the increase in pre-tax income and an increase in our income tax rate which accounted for approximately $245,000 and $155,000, respectively, of the increase.

Our subsidiaries, ISS, Bocom, Zhongtian, and our VIE, iASPEC (exclusive of Geo), are all governed by the Income Tax Laws of the PRC and are subject to the PRC's enterprises income tax, or EIT, at a rate of 20% of assessable profits in 2009, compared to 18% for the same period in 2008, an increase of 2%. As a High-Tech Enterprise, Geo is subject to EIT at a rate of 15% of assessable profits. However, after offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended June 30, 2009. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. Year 2009 is the third year that IST is entitled to the tax holiday and will be subject to a favorable tax rate of 10%.

Net Income

As a result of the factors described above, net income increased $0.74 million, or 10.6%, to $7.79 million during the three months ended June 30, 2009, from $7.05 million for the same period in 2008.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

(All amounts, other than percentages of revenue and numbers of shares, in U.S. Dollars)

	Six Months Ended June 30,				Period-over-period
	2009		2008		Increase (Decrease)
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
Revenue	$40,768,103	100.00%	$39,115,169	100.00%	$1,652,934	4.23%
Costs of revenue	21,018,088	51.56%	21,342,721	54.56%	(324,633)	-1.52%
Gross profit	19,750,015	48.44%	17,772,448	45.44%	1,977,567	11.13%

Administrative expenses	(4,520,723)	11.09%	(4,076,156)	10.42%	(444,567)	10.91%
Research and development expenses	(1,224,263)	3.00%	(1,229,473)	3.14%	5,210	-0.42%
Selling expenses	(1,238,064)	3.04%	(1,060,052)	2.71%	(178,012)	16.79%
Income from operations	12,766,965	31.32%	11,406,767	29.16%	1,360,198	11.92%

Subsidy income	515,860	1.27%	69,680	0.18%	446,180	-
Other income (expenses), net	164,521	0.40%	41,419	0.11%	123,102	297.21%
Interest income	197,544	0.48%	57,875	0.15%	139,669	241.33%
Interest expense	(116,653)	0.29%	(7,887)	0.02%	(108,766)	1379.05%
INCOME BEFORE INCOME TAXES	13,528,237	33.18%	11,567,854	29.57%	1,960,383	16.95%

Income tax expense	(1,680,196)	4.12%	(528,625)	1.35%	(1,151,571)	217.84%
Non-controlling interest ("NCI")	(293,218)	0.72%	(409,906)	1.05%	116,688	-28.47%

NET INCOME	$11,554,823	28.34%	$10,629,323	27.17%	$925,500	8.71%

Weighted Average No. of Shares
Basic	47,528,503		45,611,286
Diluted	47,528,503		46,090,091
EARNINGS PER SHARE
Basic	$0.24		$0.23
Diluted	$0.24		$0.23

Revenue

For the six months ended June 30, 2009, revenue was $40.77 million, compared to $39.12 million for the same period in 2008, an increase of $1.65 million, or 4.23% . The increase in our revenue was mainly due to an increase in software sales and our consolidation of Geo and Zhongtian revenues in our financial statements for the 2009 period.

In the second half of 2008, we completed the acquisition of our operating subsidiaries, Geo and Zhongtian. Our consolidation of the revenues of these two companies in our financial statements for the six months ended June 30, 2009, contributed $4.39 million, or 10.7%, of our revenues for the period. The consolidation of Geo accounted for $3.94 million and consolidation of Zhongtian accounted for $1.23 million of this amount. The acquisitions also enriched our products and services offering to our customers.

Our increase in revenues during the six months ended June 30, 2009 was also attributable to a $12.43 million, or 99.4%, increase in our software sales to $24.93 million for the six months ended June 30, 2009, as compared to $12.50 million in the same period in 2008, and constituted 61.2% of our total revenue. This growth trend is consistent with our promotion of software sales as part of our 2009 sales strategy which promotion we expect to continue for the balance of the year.

While we experienced strong growth in sales of our software, sales of hardware products and system integration services decreased by 54.7% and 21.1%, respectively, in the six months ended June 30, 2009, as compared to the same period of 2008. The decrease in both sales of hardware products and system integration services was a result of our decision to shift sales activities towards more software sales during the first six months of 2009. In addition, we have reduced hardware sales to non-government customers with previously extended payment patterns, due to our efforts to shorten payment periods and to improve our accounts receivable balance.

Cost of Revenue

Our cost of revenues decreased $0.32 million, or 1.5%, to $21.02 million, for the six months ended June 30, 2009, from $21.34 million for the same period of 2008. As a percentage of revenues, our cost of revenue decreased to 51.56% during the six months ended June 30, 2009, from 54.56% in 2008. During the six months ended June 30, 2009, we were engaged in several large software projects which involved lower software development costs. The costs for accomplishing those software projects are generally lower than those related to system integration projects. As a result of performing more software projects than system integration projects in the six months ended June 30, 2009, our cost of revenue decreased.

In the six months ended June 30, 2009, approximately $13.86 million of our cost of revenues was attributable to our DIST segment, $5.69 million was attributable to our GIS segment and $1.46 million was attributable to our DHIS segment, compared to $11.98 million by DIST, $9.94 by GIS and none by DHIS, respectively, during the 2008 period.

Gross Profit

Our gross profit increased $1.98 million, to $19.75 million for the six months ended June 30, 2009, from $17.77 million in the same period of 2008. Gross profit as a percentage of revenue was 48.44% for the six months ended June 30, 2009, an increase of 300 basis points, from 45.44% in the same period of 2008. This increase in gross profit as a percentage of revenue was mainly due to the lower software development costs related to our large software projects we performed during the 2009 period.

Administrative Expenses

Our administrative expenses increased by $0.44 million, or 10.9%, to $4.52 million for the six months ended June 30, 2009, from $4.08 million in the same period of 2008. As a percentage of revenue, administrative expenses increased to 11.09% for the six months ended June 30, 2009, from 10.42% for the same period in 2008. The increase in administrative expenses was mainly the result of an increase of $0.98 million in our bad debt provision offset by a decrease in other expenses of $0.54 million resulting from management's cost-control measures. We believe that the increase in our bad debt provision reflects management's adoption of a more conservative approach in the treatment of our accounts receivable in the current economic environment. The decrease of other expenses was mainly attributable to the decrease of non-cash employee compensation of $0.5 million.

Research and Development Expenses

For the six months ended June 30, 2009, research and development expenses decreased to $1.22 million, from $1.23 million in the same period of 2008, a $0.01 million, or 0.42%, decrease. As a percentage of revenue, the research and development expenses decreased 140 basis points to 3% for the six months ended June 30, 2009, from 3.14% in the corresponding period of 2008. We believe the minor decrease reflects management's efforts in maximizing the input to research and development to maintain the Company's core competitiveness, while carrying out overall cost-control measures.

Selling Expenses

Our selling expenses increased $0.18 million, or 16.79%, to $1.24 million for the six months ended June 30, 2009, from $1.06 million in the corresponding period of 2008. As a percentage of revenue, our selling expenses increased to 3.04% for the six months ended June 30, 2009, from 2.71% in the corresponding period of 2008. We believe the increase was reasonable and generally in line with our revenue increase.

Income from Operations

Income from operations increased $1.36 million, or 11.9%, to $12.77 million for the six months ended June 30, 2009, from $11.41 million in the corresponding period in 2008. Income from operations as a percentage of revenue increased to 31.32% during the six months ended June 30, 2009, from 29.16% in 2008. This increase in income from operations as a percentage of revenue was mainly due to lower software development costs related to several large software projects in the period.

Non-controlling interest

Non-controlling interest of $0.29 million during the six months ended June 30, 2009 represents the $90,000 fee retained by iASPEC under the MSA, and $203,218 of Geo's profits retained by iASPEC for the 43% non-controlling interest in Geo. Only the $90,000 fee was retained by iASPEC during the six months ended June 30, 2008.

Subsidy Income

During the six months ended June 30, 2009, in connection with research and development activities in a designated locale, we received approximately $515,860 as a subsidy from the local governmental agency in China. We have no continuing obligation under the subsidy provision.

Income Tax Expense

Income tax expense for the six months ended June 30, 2009 was $1.69 million, up from $0.53 million for the same period in 2008. The increase was mainly due to the increase in pre-tax income and an increase in our income tax rate which accounted for approximately $392,000 and $231,000, respectively, of the increase.

Net Income

As a result of the factors described above, net income increased $0.92 million, or 8.7%, to $11.55 million during the six months ended June 30, 2009, from $10.63 million for the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $19.38 million. The following table provides the statements of cash flows for the six months ended June 30, 2009 compared to June 30, 2008 (unaudited):

Cash Flow
(All amounts in U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$3,987,953	$885,970
Net cash provided by (used in) investing activities	4,639,317	(1,190,368)
Net cash provided by (used in) financing activities	1,153,764	(358,701)
Effect of exchange rate change on cash	30,757	904,261
Net increase in cash and cash equivalents	9,811,791	241,162
Cash and cash equivalents, beginning	9,565,252	19,755,182
Cash and cash equivalents, ending	19,377,043	19,996,344

Operating Activities

For the six months ended June 30, 2009, net cash provided by our operating activities was $3.99 million, as compared to $0.89 million net cash provided by our operating activities during the same period of 2008. The cash provided by operating activities for the six months ended June 30, 2009 was mainly due to the net income for $11.85 million, non-cash expenses for $3.75 million and the increase of account payable and advance from customers in aggregate of $9.11 million, off set by the increase of accounts receivable of $14.67 million, the increase of advances to suppliers of $3.03 million, the increase of other receivables, prepaid expenses and interest receivable of $1.54 million and a $1.66 million increase in inventories. We are working on expediting the collection of accounts receivable and shortening the period between progress billings in order to improve on our operating cash flow in 2009.

The increase in cash provided by operating activities during the six months ended June 30, 2009 was mainly due to the growth of our business operations. During the six months ended June 30, 2009, the Company and one of its former joint venture partners agreed to offset bills receivable for the refund of IST's investment in the joint venture of approximately $4.4 million with advances made by the former joint venture partner to iASPEC. At June 30, 2009, included in advances to suppliers was approximately $7.4 million of advances to the same former joint venture partner. Approximately $2.97 million of our product revenues for the six months ended June 30, 2009 were from this former joint venture partner.

Investing Activities

For the six months ended June 30, 2009, net cash provided by investing activities was $4.64 million, compared with $1.19 million cash used in investing activities for the same period in 2008. The cash provided by investing activities during the six months ended June 30, 2009 was mainly due to proceeds of $5.86 million from the sale of a currency-linked capital protected investment product and the $4.4 million cash refund by IST's former joint venture partner of IST's original investment in the joint venture which was terminated effective December 31, 2008, offset by cash used in investing activities consisting primarily of a $0.63 million in payments for property and equipment, a $0.31 million payment for software development costs and $4.78 million in deposits for software purchases. The cash used in investing activities during the six months ended June 30, 2008 was mainly due to the deposit of $6.9 million in connection with our acquisition of Geo during the 2008 period and a $5.66 million investment made in June 2008, offset by the $15.0 million in cash collected from the sale of our investment in marketable securities and from the honor of a guarantee by our Chief Executive Officer and controlling shareholder, Mr. Jiang Huai Lin in connection with this investment.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2009 and 2008 was $1.15 million and $(0.36) million, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 2009, was mainly attributable to borrowings under short-term bank loans of $1.89 million offset by our repurchase during the 2009 period of 6,000 shares of our common stock at $11,468, pursuant to our share repurchase program, and by repayments of short-term bank loans of $0.73 million.

As part of our strategy to effectively deploy excess cash to improve shareholder value, our Board of Directors approved a new share repurchase program of up to $5 million of our outstanding common shares, effective December 17, 2008. Repurchases under the new program will be funded with available cash, and made from time to time in either the open market or through private transactions, and will terminate on December 17, 2009. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, effective as of February 11, 2009, which allows repurchases under pre-set terms at times when we are otherwise prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. As of June 30, 2009, we had approximately $4.99 million remaining under the share repurchase program.

Loan Facilities

We believe that we currently maintain a good business relationship with many banks and as of June 30, 2009, we owed $7,496,675 in short term loans. The amount and starting and maturity dates for our bank loans are as follows:

					Interest	Balance at
Banks and		Maturity			Rate Per	June 30, 2009
Lenders	Amounts*	Date	Term of Loan	Guarantor/Collateral	Annum

China Merchants	RMB5,000,000	June 24,	1 year	Collateralized by Geo's
Bank, Wuhan	($732,500)	2010		land and office buildings.	5.58% Fixed	$732,500
Donghu Branch

China Merchants	RMB3,000,000	November	1 year	Collateralized by Geo's	6.99% Fixed	$439,500
Bank, Wuhan	($439,500)	19, 2009		land and office buildings
Donghu Branch

China Merchants	RMB4,000,000	December	6 months	Collateralized by Geo's	5.10% Fixed	$586,000
Bank, Wuhan	($586,000)	30, 2009		land and office buildings
Donghu Branch

Hang Seng Bank	HKD 40,000,000	October 31,	4 months	Guaranteed by Mr. Lin,	2.75%	$5,160,000
Limited	($5,160,000)	2009		iASPEC, Bocom, CPSH	over HIBOR
				and the Company and
				through June 25, 2009
				was collateralized by a
				three-month fixed deposit
				of RMB40,000,000 of
				IST.

Industrial and	RMB3,950,000	October 29,	4 months	Collateralized by RMB	5.83% Fixed	$578,675
Commercial Bank	($578,675)	2009		4,392,000 ($643,000) of
of China,				iASPEC's accounts
Shenzhen Branch				receivable due from the
				Shenzhen Municipal
				Government

We believe that our currently available working capital should be adequate to sustain our operations at current levels through at least the next twelve months. However, global economic conditions could substantially affect our sales and profitability and our cash position and collection of accounts receivable. See Part II, Item 1A - Risk Factors in this report.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2009:

	Payments Due by Period
		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$283,546	$136,498	$147,048	$-	$-
Capital Lease Obligations	-	-	-	-	-
Software Purchase Commitments	2,170,910	2,170,910	-	-	-
Total	$2,454,456	$2,307,408	$147,048	$-	$-

Our VIE, iASPEC, and our operating subsidiary, Bocom, lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2011. Rent expense for the three months ended June 30, 2009 and 2008 was approximately $81,100 and $92,000, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was approximately $262,100 and $162,000, respectively. Future minimum lease payments under these lease agreements are as follows: $136,498 for the remainder of 2009, $112,048 for 2010, and $35,000 for 2011.

In addition, we entered into several purchase commitments during the period to purchase operating software and a database. The total contract price is approximately $6.95 million (RMB47.4 million). As of June 30, 2009, we paid deposits of approximately $4.78 million (RMB32.6 million). We will pay the remaining contracted amount 30 days subsequent to final testing of the software which we expect to occur before the end of 2009.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make assumptions, estimates and judgments that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management's best estimates and judgments. These accounts and estimates include, but are not limited to, the percentage of completion of sales contracts, valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of plant and equipment and intangibles. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

  Inventory – Inventories are valued at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. We perform an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.

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

  Revenue recognition – The Company generates its revenues primarily from three sources, (1) hardware, (2) software and (3) system integration services. The Company's revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP 97-2").

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers' acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with SOP 97-2 and SOP 81-1 "Accounting for Long-term Construction Type Contracts" . The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes training and telephone technical support that are not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because: (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/ enhancements offered are minimal and infrequent, the Company recognizes PCS revenue together with the initial licensing fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involve more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with SOP 97-2 and SOP 81-1 "Accounting for Long-term Construction Type Contracts," using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for post contract support (PCS) are 12 months.

System integration projects are billed in accordance with contract terms, which typically require partial payment at the signing of the contract, at delivery and customer acceptance dates, with the remainder due within a stated period of time not exceeding 12 months. Occasionally, the Company enters into contracts which allow a percentage of the total contract price to be paid one to three years after completion of the system integration project. Revenues on these extended payments are recognized upon completion of the terms specified in the contract and when collectability is reasonably assured.

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experiences. If non-conforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers' needs. In cases where non-conformity is a result of integrated hardware, the Company returns such hardware to the original vendor for replacement.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the work completion of work orders, which is estimated to be within one year. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company's estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the accounting period.

  Goodwill – Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," our management evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2008.

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

Recent Accounting Pronouncements

On April 1, 2009, the Company implemented Statement of Financial Accounting Standard No.165, "Subsequent Events," ("FAS No.165"). This standard establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date these financial statements were issued. During this period the Company did not have any recognizable subsequent events.

On January 1, 2009, the Company adopted Statement Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations." This standard significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

In December 2008, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.

If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, "Accounting for Contingencies." The Company adopted this FSP on January 1, 2009. There was no financial statement effect on the adoption of SFAS No. 141(R) and FSP SFAS 141(R)-1 as the Company did not have any business combination during the six months ended June 30, 2009.

On January 1, 2009, the Company adopted SFAS 160, "Non-controlling Interests in Consolidated Financial Statements," an amendment of ARB No. 51. This standard significantly changes the accounting and reporting related to non-controlling interests in the Company's consolidated financial statements. As required by SFAS 160, the Company has retrospectively applied the presentation requirements to prior year balances in the condensed consolidated financial statements. Accordingly, after adoption, non-controlling interests (approximately $14.2 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings attributable to non-controlling interest (approximately $73,400, $364,900, $293,200 and $409,900 for the three and six months ended June 30, 2009 and 2008, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

On January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue No. 08-6, "Equity Method Investment Accounting Considerations " ("EITF 08-6"), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company does not currently have any investments that are accounted for under the equity method. The adoption of EITF 08-6 did not have an impact on the Company's consolidated financial statements.

On January 1, 2009, the Company adopted EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company's own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company's results of operations, cash flows or financial position.

On January 1, 2009, the Company adopted EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets". EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The Company currently does not have any defensive intangible assets.

On January 1, 2009, the Company adopted FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of FSP FAS 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of FSP FAS 142-3 did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company's consolidated financial statements.

On January 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements" (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FSP 157-1 " Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157.

In October 2008, the FASB issued FSP 157-3 "Determining Fair Value of a Financial Asset in a Market That is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of SFAS 157 and related pronouncements, did not have a material impact on the Company's consolidated financial position and results of operations. See Note 4 for additional SFAS 157 information and disclosure for financial and nonfinancial assets and liabilities.

In May 2009, the FASB issued SFAS 165 "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.

In June 2009, the FASB approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's condensed consolidated financial statements.

Seasonality of our Sales

Our operating results and operating cash flows are subject to seasonal variations.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB. Approximately 99.61% of our revenues and 100% of our consolidated costs and expenses, and consolidated assets for the three months ended June 30, 2009 are denominated in RMB, which is the functional currency of our operating subsidiaries. As a result, we are exposed to foreign exchange risk as our reported revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $160,000 based on our outstanding of revenues, costs and expenses, assets, and liabilities denominated in RMB as of June 30, 2009. As of June 30, 2009, our accumulated other comprehensive income was $6.48 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As of June 30, 2009, we had $7.5 million in short-term bank loans representing a $0.73 million (RMB5 million) short-term bank loan with fixed a interest rate of 5.58% which will be due on June 24, 2010, a $0.44 million (RMB3 million) short-term bank loan with a fixed interest rate of 6.99% which will be due on November 19, 2009, a $0.59 million (RMB4 million) short-term bank loan with a fixed interest rate of 5.10% which will be due on December 30, 2009, a $0.58 million (RMB 3.95 million) short-term bank loan with a fixed interest rate of 5.8% which will be due on October 29,2009, and a bank term loan for $5.2 million (HK$40 million) with an interest rate of 2.75% per annum over 1/2/3 months HIBOR that is subject to market availability and which will be due on October 31, 2009. A hypothetical 1% increase in the interest rates for all of our debt outstanding at June 30, 2009, would increase our interest expense by approximately $19,000, thereby reducing our income from operations by 0.15% for the three months ended June 30, 2009.

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

Accounts Receivable

There is an increased risk that we could suffer unrecoverable losses on our accounts receivable which could adversely affect our financial results. We extend credit to our customers in the normal course of business and generally do not require collateral. As a result, management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and aging analysis. Our allowance for doubtful accounts ($975,000 at June 30, 2009 and $399,800 at December 31, 2008) is our best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer's receivable and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions and trends, among other factors. At June 30, 2009, accounts receivable were due from 136 customers. Of these, two customers accounted for 22.10% and 10.58% of total accounts receivable, respectively. Although we believe that our current reserves for doubtful accounts are adequate in light of current market conditions, and we are not aware of any specific increases in doubtful accounts, if any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivables collections from our customers. We cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarters. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic decline. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our accounts receivable, profitability and results of operations. If management's judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. Furthermore, since our accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Wendy Wang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2009.

Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Wang determined that, because of the material weaknesses described in Item 9A. "Controls and Procedures" in our annual report on Form 10-K for the year ended December 31, 2008, which we are still in the process of remediating as of June 30, 2009, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our annual report on Form 10-K for the year ended December 31, 2008 for the description of these weaknesses.

Remediation Measures for Material Weaknesses

Management believes that the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008 were the direct result of our changes in accounting personnel during the 2008 period and our lack of audit committee oversight during a part of that period. We began to remediate the material weaknesses described and plan to continue implementing the measures described below in our ongoing efforts to address these internal control deficiencies as soon as practicable.

On April 8, 2008, our Board of Directors established an audit committee consisting of Mr. Yun Sen Huang, Mr. Qiang Lin, and Mr. Sean Shao (Chair), each of whom our Board determined to be "independent" as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the Nasdaq Marketplace Rules, and one of whom (Mr. Shao) our Board of Directors determined possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an "audit committee financial expert" as defined by the rules and regulations of the SEC.

The Audit Committee's functions were previously being performed by the Board of Directors. However, we believe that an independent audit committee performing these functions will help to remediate the material weaknesses identified above.

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

(1)

hire additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules; and

(2)	fine tune our processes for collecting and reviewing information required for the preparation of the financial statements and related footnotes.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations for the six months ended June 30, 2009, or caused our financial statements as of and for the six months ended June 30, 2009 to contain a material misstatement. Furthermore, we do not believe that the costs of remediation for the above material weaknesses will have a material effect on the our financial position, cash flows, or results of operations and that we expect to implement these corrective measures by the end of fiscal year 2009.

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

Except as described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to factors and risks mentioned in the "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2008, there is an increased risk that we could suffer unrecoverable losses on our accounts receivable by our practice of offering extended customer credit and payment terms to our customers, together with the current negative global economic conditions. Any such unrecoverable losses could adversely affect our financial results.

We extend credit to our customers in the normal course of business and generally do not require collateral. As a result, management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and aging analysis. Our allowance for doubtful accounts ($975,000 at June 30, 2009 and $399,800 at December 31, 2008) is our best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer's receivable and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions and trends, among other factors. At June 30, 2009, accounts receivable were due from 136 customers. Of these, two customers accounted for 22.10% and 10.58% of total accounts receivable, respectively. Although we believe that our current reserves for doubtful accounts are adequate in light of current market conditions, and we are not aware of any specific increases in doubtful accounts, if any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts. Global economic activity has undergone a sudden, sharp downturn in 2008 and 2009 resulting in tightened business credit and liquidity. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivables collections from our customers. We cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarters. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic decline. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our accounts receivable, profitability and results of operations. If management's judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. Furthermore, since our accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2009 Annual Meeting of Stockholders was held on May 15, 2009. A total of 37,169,707 shares of common stock of the Company were present in person or by proxy at the Meeting, representing 76.1% of the Company's outstanding shares entitled to vote at the Meeting. At the Meeting, stockholders re-elected our former slate of directors as follows:

					Broker
Nominees	For	Withheld	Against	Abstentions	Non-Votes
Jiang Huai Lin	37,161,646	8,061	-	0	0
Zhiqiang Zhao	37,120,557	49,150	-	0	0
Yun Sen Huang	37,122,757	46,950	-	0	0
Qiang Lin	37,122,757	46,950	-	0	0
Sean Shao	37,122,757	46,950	-	0	0

The stockholders also ratified the appointment of GHP Horwath, P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2009 and the interim periods, by a vote of 37,155,344 to 940, with 13,423 abstentions.

ITEM 5. OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009	CHINA INFORMATION SECURITY TECHNOLOGY, INC.

	By:	/s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy Wang
Wendy Wang, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)