Form 10-K/A
period 2008-12-31
China Information Security Technology, Inc.
filed 2009-08-12
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment  No. 1)

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

There were a total of 48,797,211 shares of the registrant’s common stock outstanding as of March 13, 2009.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the China Information Security Technology, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 16, 2009 (the "Original Filing"). This Amendment is being filed solely to amend Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," primarily to remove the non-GAAP financial information contained in the text and graphic disclosure of the Company’s financial data for the years ended December 31, 2008 and 2007.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the inclusion of non-GAAP financial data has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

Our Major Customers

Our VIE, iASPEC serves 87 customers located in Guangdong, Sichuan, Xinjiang and Hainan Provinces in China. iASPEC has begun to explore markets outside these provinces in China. Our largest and second client, Shenzhen Municipal Government and Huipu Electronic (Shenzhen) Limited, both accounted for 13%, respectively, of our sales in 2008, and our five largest customers accounted for 43% of our revenue in 2008. The following table provides information on our major customers in 2008 and 2007, including revenues generated by us through iASPEC during the period from July 1, 2007 to December 31, 2007.

Year 2008
Name	Revenues	Percentage of
	(in thousands	Total Sales
	of US dollars)
Shenzhen Municipal Government	$10,871	13%
Huipu Electronic (Shenzhen) Limited	10,663	13%
Shenzhen Dingzhi Information Technology Limited	5,453	6%
Hainan Xin Kerui Software Engineering Limited	5,410	6%
Shenzhen Ai Kemu Computer Technology Limited	4,112	5%
TOTAL	$36,509	43%

Year 2007
Name	Revenues	Percentage of
	(in thousands	Total Sales
	of US dollars)
Shenzhen General Station of Exit and Entry Frontier Inspection of P.R.C.	$7,756	26%
Shenzhen City Police Department	6,498	21%
Shantou City Police Department	2,171	7%
Shenzhen City Futian District Information Center	834	3%
Guangzhou Jieqing Computer Co., Ltd.	739	2%
TOTAL	$17,998	59%

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

Our Option Agreement with iASPEC gives our Chinese operating subsidiary, IST, the option to purchase all or part of the equity interests in or assets of iASPEC, however, the option may not be exercised by IST if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding Mergers and Acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce, or MOFCOM, or its local counterparts. Also, an appraisal of the equity or assets to be acquired is mandatory. However, the Zhong Lun Law Firm, our local PRC counsel has advised us that Shenzhen and other local counterparts of MOFCOM hold the view that such a transaction would not require their approval. Therefore, we do not believe at this time that an approval and an appraisal are required for IST to exercise its option to acquire iASPEC in Shenzhen. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity or assets of iASPEC, then we will lose a substantial portion of our ability to control iASPEC and our ability to ensure that iASPEC will act in our interests.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “CPBY” on the Nasdaq Global Select Market. Our CUSIP number is 16944F101.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices (1)
	High	Low
Year Ended December 31, 2009
1st Quarter (through March 3, 2009)	$3.99	$2.00

Year Ended December 31, 2008
1st Quarter	$8.50	$4.10
2nd Quarter	$7.99	$4.80
3rd Quarter	$5.61	$3.61
4th Quarter	$4.89	$3.00

Year Ended December 31, 2007
1st Quarter	$9.50	$3.98
2nd Quarter	$8.25	$4.00
3rd Quarter	$9.00	$4.11
4th Quarter	$10.80	$7.05

________________________

(1) The above tables set forth the range of high and low sales prices per share of our common stock as reported by quotemedia.com for the periods indicated.

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

Fiscal Year 2008 Financial Performance Highlights

We continued to experience strong demand for our products and services during the fiscal year ended December 31, 2008, which resulted in revenue and net income growth. The following are some financial highlights for the period:

•

Revenue: Revenue increased $55 million, or 181.5%, to $85.3 million for the fiscal year ended December 31, 2008, from $30.3 million for the same period in 2007.

•

Income from operations: Income from operations increased $10.6 million, or 79.7%, to $23.9 million for the fiscal year ended December 31, 2008, from $13.3 million for the same period in 2007.

•

Net income: Net income increased $10.5 million, or 78.9%, to $23.8 million for the fiscal year ended December 31, 2008, from $13.3 million for the same period in 2007.

•

Fully diluted net income per share: Fully diluted net income per share was $0.51 for the fiscal year ended December 31, 2008, as compared to $0.33 for the same period in 2007.

Our net income for the fiscal years ended December 31, 2008 and 2007 was approximately $23.8 million and $13.3 million, respectively. For the fiscal years ended December 31, 2008 and 2007, our net income was impacted by a stock-based compensation cost recognized pursuant to SFAS 123 (R).

The following table represents the impact of our stock-based compensation cost for the fiscal years ended December 31:

	2008	2007

Net income	$23,786,976	$13,331,452
Stock-based compensation (“SBC”)	1,604,741	677,891

Weighted average number of shares outstanding
Basic	46,398,600	39,718,967
Diluted	46,852,827	40,152,855

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

	2008	2007
	Year ended 31-December	Year ended 31-December
Revenue-Third Parties	$85,235,887	$24,800,750
Revenue-Related party	65,297	5,541,959
Total Revenue	85,301,184	30,342,709

Cost of revenue	(46,222,320)	(12,373,370)
Gross profit	39,078,864	17,969,339

Administrative expenses	(10,158,863)	(3,288,657)
Research and development expenses	(2,596,430)	(797,580)

Fee to iASPEC under the Turkey Agreement	-	(92,160)
Selling expenses	(2,440,689)	(480,465)
Income from operations	23,882,882	13,310,477

Other income, net	938,921	79,435
Interest income	214,850	138,840
Interest expenses	(179,130)
Minority interest	(241,197)	(90,000)

Income from discontinued operations	718,159	-

Income taxes	(1,547,509)	(107,300)
Net income	$23,786,976	$13,331,452

Weighted average number of shares
Basic	46,398,600	39,718,967
Diluted	46,852,827	40,152,855

Earnings per share
Basic	$0.51	$0.34
Diluted	$0.51	$0.33

AS A PERCENTAGE OF REVENUE
	2008	2007

	Year ended	Year ended
	31-December	31-December
Revenue-third parties	99.9%	81.7%
Revenue-related party	0.1%	18.3%
Cost of revenue	54.2%	40.8%
Gross profit	45.8%	59.2%
Administrative expenses	11.9%	10.8%
Research and development expenses	3.0%	2.6%
Fee to iASPEC under the Turnkey Agreement	-	0.3%
Selling expenses	2.9%	1.6%
Income from operations	28.0%	43.9%
Other income	1.1%	0.3%
Interest income	0.3%	0.5%
Minority interest	0.3%	0.3%
Income taxes	1.8%	0.4%
Net income	27.9%	43.9%

Revenue

Our revenue is generated from our integrated hardware and software products and through the related after-sales services. In 2008 we experienced solid growth in revenues. Revenue for the year ended December 31, 2008 increased $54.9 million, or 181%, to $85.3 million, as compared to $30.3million for 2007. The increase in our revenue was mainly due to the addition of new product lines, our procurement of several large-scale system integration projects in 2008 and our expansion into new territory.

In 2008, we completed the acquisition of our operating subsidiaries, Bocom, Geo and Zhongtian. Our consolidation of the revenues of these three companies in our 2008 financial statements, resulted in a $12 million increase of our revenues for the period. The consolidation of Bocom accounted for $7.3 million, Geo accounted for $4.4 million and Zhongtian accounted for 0.5 million of this increase. The acquisitions also enriched our product and service offerings to our customers.

Our increase in revenues during the 2008 period was also attributable to the Company’s win of 235 new system integration or software development contracts that contributed approximately $69 million to the Company’s 2008 revenues. Of these contracts, 118 integration/software development contracts contributed $35 million in sales, 75 software development contracts contributed $10 million in sales, and 42 new software development contracts contributed approximately $24 million in sales. The completion of existing contracts also contributed about $5.4 million in sales to the Company.

Some of our new contract wins also signaled our expansion into new territories. Of these 235 new contracts, 15 contracts were won from provinces outside of our usual market in Guangdong Province, including Beijing, Hainan, Tianjin, Liaoning, Guangxi, Xinjiang and Xi'an. These contracts, in the aggregate, contributed approximately $16.5 million to our revenues.

Cost of Revenue

Our cost of revenues increased $33.8 million, or 273%, to $46.2 million, for the fiscal year ended December 31, 2008, from $12.4 million in 2007. The increase was mainly due to the consolidation of ISS, Bocom, Geo and Zhongtian who collectively contributed approximately $15.8 million in 2008, compared to $1.7 million in 2007 which only included ISS. As a percentage of revenues, our cost of revenue increased to 54.2% during the year ended December 31, 2008, from 40.8% in 2007. During the 2008 period, we were engaged in several large-scale system integration projects which involved higher costs for procured hardware and other subcontracting costs. The cost for accomplishing those projects is generally much higher than pure software development services and, therefore, led to an increase in our cost of revenues.

Gross Profit

Gross profit as a percentage of revenue was 45.8% for the year ended December 31, 2008, a decrease of 13.4%, from 59.2% in 2007. The decrease in our gross profit ratio is the combined effect of an increase in the gross profit ratio of our software sales by 1%, and a decrease in the gross profit ratio of our system integration sales by 7%, net of a decrease in the gross profit ratio of our product sales by 10%, as shown in the following table:

	2008			2007
	Revenue	Cost	GP%	Revenue	Cost	GP%
Products	26,822,325	25,049,072	7%	2,007,800	1,669,410	17%
Software	34,958,401	5,628,436	84%	13,131,578	2,233,493	83%
System integration	19,328,312	12,196,185	37%	15,194,314	8,470,467	44%
Others	4,192,146	3,348,627	20%	9,017	-	100%
Subtotal	85,301,184	46,222,320	46%	30,342,706	12,373,370	59%

The increase in gross profit, or GP, ratio of software sales results from management’s cost control procedures and processes to enhance efficiency. Management has taken a series of measures to reduce software development costs, such as reducing purchases of out-sourced services and enhancing reliance on the work of the Company’s own technicians. The decrease in the GP ratio of system integration and product sales is mainly due to the increase in the purchase price of manufacturing materials.

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

Our administrative expenses increased $6.9 million, or 209%, to $10.2 million for the year ended December 31, 2008, from $3.3 million in 2007. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs in connection with the expansion of our operations. The number of our employees increased from 460 in 2007 to 732 in 2008. In addition, we issued 70,000 bonus shares to our senior management and a consulting service company on November 27, 2007. On November 30, 2007, we also granted options to purchase 490,000 shares of our common stock to certain employees which resulted in $0.68 million of stock-based compensation cost charged into administrative expenses in 2007. On March 3, 2008, the Company canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of restricted common stock to the employees under our 2007 Equity Incentive Plan. In 2008, $1.6 million of stock-based compensation was charged to administrative expenses in connection with the Plan. As a percentage of revenue, administrative expenses increased to 11.9% for the year ended December 31, 2008 from 10.8% in 2007. We believe the increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. For the year ended December 31, 2008, research and development expenses increased to $2.6 million, from $0.8 million for the same period of 2007, a $1.8 million, or 226% increase, from period to period. Increases related to iASPEC and IST reflect our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling expenses increased $1.9 million, or 408%, to $2.4 million for the year ended December 31, 2008, from $0.5 million in 2007. The increase was mainly due to the consolidation of ISS, Bocom, Geo and Zhongtian collectively contributed $1.3 million in 2008, compared to $0.04 million, the result of consolidation in the same period of 2007 which only included ISS. As a percentage of revenue, our selling expenses increased to 2.9% for the year ended December 31, 2008, from 1.6% in 2007. We believe such increase was generally in line with the increase in our revenue.

Income from Operations

Income from operations increased $10.7 million, or 80%, to $23.9 million for the year ended December 31, 2008, from $13.2 million in 2007. Income from operations as a percentage of revenue decreased to 28.0% during the year ended December 31, 2008, from 43.9% in 2007. This decrease was due to the lower margins reported by recent acquisitions, as well as the significantly higher costs for procured hardware and other subcontracting costs related to the implementation of several large-scale systems integration projects.

Interest Income

Interest income increased $76,010, or 55%, to $214,850 for the year ended December 31, 2008, from $138,840 in 2007. Such increase was mainly attributable to the increased cash balances from our fundraising activities during 2008. As a percentage of revenue, our interest income decreased to 0.3% for the year ended December 31, 2008, from 0.5% in 2007.

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

Operating Activities

Cash provided by operating activities increased $2.9 million, 183%, from $1.6 million in 2007 to $4.5 million in 2008. This increase was primarily the result of increased cash receipts from customers in 2008, which was driven by a $55 million, or 181%, increase in revenue. The increase was partially offset by an increase in accounts receivable and an increase in cash payments for purchases and operating expenses.

Accounts receivable of $42.9 million as of December 31, 2008 include $25.72 of unbilled amounts, which consist of estimated future billings for work performed but not yet invoiced to customers. Unbilled amounts are usually expected to be billed within three months, and unbilled accounts receivable has the same impact on our liquidity and operating cash flows as normal accounts receivable.

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

•

During December, 2008, IST received a Bills Receivable from Huipu, in the amount of RMB 30,716,000 (approximately $4,481,340) that will mature on March 31, 2009.

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

•

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

•

Revenue Recognition－Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance. Our revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and AICPA Statement of Position No. 97-2, “Software Revenue Recognition.”

•

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

•

Income Taxes - Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109 , “Accounting for Income Taxes,”  these deferred taxes are measured by applying currently enacted tax laws.

•

Earnings per Share - Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For the year ended December 31, 2008, dilutive securities represent outstanding warrants to acquire 400,000 shares of common stock, and contingently issuable common stock of 970,479 shares.

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

We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flows, or results of operations and we expect to implement these corrective measures by the end of fiscal year 2009.

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

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jiang Huai Lin	President, CEO and Chairman	Common Stock, $0.01 par value	21,750,080 (3)	44.57%
Wendy Wang	Chief Financial Officer	Common Stock, $0.01 par value	0	*
Zhi Xiong Huang	Chief Technology Officer	Common Stock, $0.01 par value	20,000	*
Yifu Liu	Chief Operating Officer	Common Stock, $0.01 par value	15,000	*
Zhiqiang Zhao	Director and Chief Administrative Officer	Common Stock, $0.01 par value	15,000	*
Yun Sen Huang	Director	Common Stock, $0.01 par value	0	*
Qiang Lin	Director	Common Stock, $0.01 par value	0	*
Sean Shao	Director	Common Stock, $0.01 par value	0	*
All officers and directors as a group (8 persons named above)		Common Stock, $0.01 par value	21,800,080	44.67%
5% Security Holders
Jiang Huai Lin		Common Stock, $0.01 par value	19,150,080	39.24%
Total Devices Management, Ltd.		Common Stock, $0.01 par value	2,600,000	5.33%
Barry M. Kitt (4) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock, $0.01 par value	6,840,958	14.02%
The Pinnacle Fund, L.P. (4) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock, $0.01 par value	3,420,479	7.01%
Pinnacle China Fund, L.P.(4) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093		Common Stock, $0.01 par value	3,420,479	7.01%
Adam Benowitz(5) 20 West 55th Street, 5th Floor New York, New York 10019		Common Stock, $0.01 par value	3,474,069	7.12%

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

(4)

Includes 3,420,479 shares of our common stock held by Pinnacle China Fund, L.P. and 3,420,479 shares of our common stock held by The Pinnacle Fund, L.P. Barry M. Kitt exercises investment discretion and control over the shares held by Pinnacle China Fund, L.P. and The Pinnacle Fund, L.P. and may be deemed to be the beneficial owner thereof. Mr. Kitt hereby disclaims beneficial ownership of the shares of common stock held by Pinnacle China Fund, L.P. and by The Pinnacle Fund, L.P. to the extent of his direct or indirect pecuniary interest therein.

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

3.1

Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of Nevada on February 13, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

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

4.5

Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 20, 2007).

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

10.3

Securities Purchase Agreement, dated January 16, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.4

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5

Make Good Escrow Agreement, dated January 31, 2007, among the Company, Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6

Lockup Agreement, dated January 31, 2007, among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Information Security Holdings Limited and the Company (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

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

10.13	Letter Agreement, dated as of September 12, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai.

10.14	English Translation of Form of China Public Security Technology, Inc. Employment Agreement (incorporated by reference to Exhibit 10.7 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.15	English Translation of Form of China Public Security Technology, Inc. Non-Disclosure Agreement (incorporated by reference to Exhibit 10.8 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.16	Letter Agreement, dated March 29, 2007, among the Company and the investors and stockholder signatory thereto (incorporated by reference to Exhibit 10.9 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.17	Form of China Public Security Technology, Inc. Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8- K filed by the Company on August 16, 2007).

10.18	Form of China Public Security Technology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 16, 2007).

10.19	Share Purchase Agreement, dated as of November 7, 2007, by and among China Public Security Holdings Limited, Cheer Crown International Investment Limited, the Company, and Dongwei Gao (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on November 9, 2007).

10.20	Share Purchase Agreement, dated as of December 9, 2007, by and among China Public Security Holdings Limited, Bocom Venture Inc., and the Company. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on December 13, 2007).

10.21	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.22	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd. and Li Wei (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.23	Purchase Agreement, dated as of March 26, 2008, by and among Jiang Huai Lin, the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on March 28, 2008).

10.24	Equity Transfer Agreement, dated August 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 3, 2008).

10.25**	Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008.

10.26*	Purchase Contract between Dell (China) Company Limited and Information Security Software Company Ltd., dated January 1, 2008.

10.27**	General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008.

10.28**	Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008.

10.29*	Employment Agreement, dated January 25, 2007, between the Company and Jiang Huai Lin

10.30*	Employment Agreement, dated November 17, 2008, between the Company and Wendy Wang

10.31*	Employment Agreement, dated August 12, 2008, between the Company and Yi Fu Liu

10.32*	Employment Agreement, dated August 12, 2008, between the Company and Zhi Xiong Huang

10.33*	Employment Agreement, dated August 12, 2008, between the Company and Zhi Qiang Zhao

10.34	Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

14	Amended and Restated Code of Ethics, adopted on December 25, 2007.

21	List of Subsidiaries

23	Consent of GHP Horwath, P.C. (incorporated by reference to Exhibit 23 of the annual report on Form 10-K filed by the Company on March 16, 2009).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Registrant has omitted portions of the referenced exhibits and filed such exhibits separately with the Securities and Exchange Commission, pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: August 12, 2009	/s/ Jiang Huai Lin Jiang Huai Lin Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2009	/s/ Wendy Wang Wendy Wang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2008.

SIGNATURE	CAPACITY	DATE

/s/ Jiang Huai Lin Jiang Huai Lin	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 12, 2009

/s/Wendy Wang Wendy Wang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 12, 2009

s/ Zhiqiang Zhao Zhiqiang Zhao	Director and Chief Administrative Officer	August 12, 2009

s/ Qiang Lin Qiang Lin	Director	August 12, 2009

s/ Sean Shao Sean Shao	Director	August 12, 2009

s/ Yun Sen Huang Yun Sen Huang	Director	August 12, 2009

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

These investments have been pledged as collateral for a bank term loan for HK$40 million (approximately $5.1 million) that the Company drew on August 8, 2008. (Note 11)

On November 9, 2007, the Company invested in three equity-linked notes (“ELNs”), for HKD176,814,000 (approximately $22,654,000), The ELNs were linked to three different equity securities traded on the Hong Kong Stock Exchange. Mr. Lin provided a guarantee (“Lin Guarantee”) against any losses sustained as a result of the Company’s investment in the ELNs.

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

On August 8, 2008, ISIID drew a term loan for HKD40,000,000 ($5,147,939) from a bank. The loan is payable in 12 monthly installments of principal and interest, and has a weighted average interest rate of 4.61% per annum. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company, and is collateralized by the Company’s short-term investments. The maturity date of the loan is August 8, 2009.

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

(b) Equity Transfer Agreement

On August 1, 2008, Mr. Lin, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Mr. Jin Zhu Cai (“Mr. Cai”), the owner of the 24% minority interest in iASPEC, pursuant to which, Mr. Lin agreed to purchase the Minority Interest from Mr. Cai, for a total consideration of RMB60 million (approximately $8.72 million) (the “Purchase Price”). The Purchase Price is payable in 1,527,855 shares of restricted common stock of the Company owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008). Mr. Lin delivered the shares by the end of September 2008. As a result of the Equity Transfer Agreement, Mr. Lin now holds 100% of the equity interest of iASPEC.

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

14. STOCKHOLDERS’ EQUITY （CONTINUED）

(c) Stock-based compensation (continued)

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

3.1

Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of Nevada on February 13, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

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

4.5

Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 20, 2007).

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

10.3

Securities Purchase Agreement, dated January 16, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.4

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5

Make Good Escrow Agreement, dated January 31, 2007, among the Company, Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6

Lockup Agreement, dated January 31, 2007, among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Information Security Holdings Limited and the Company (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

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

10.13	Letter Agreement, dated as of September 12, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai.

10.14	English Translation of Form of China Public Security Technology, Inc. Employment Agreement (incorporated by reference to Exhibit 10.7 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.15	English Translation of Form of China Public Security Technology, Inc. Non-Disclosure Agreement (incorporated by reference to Exhibit 10.8 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.16	Letter Agreement, dated March 29, 2007, among the Company and the investors and stockholder signatory thereto (incorporated by reference to Exhibit 10.9 of the annual report on Form 10-KSB filed by the Company on April 16, 2007).

10.17	Form of China Public Security Technology, Inc. Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8- K filed by the Company on August 16, 2007).

10.18	Form of China Public Security Technology, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 16, 2007).

10.19	Share Purchase Agreement, dated as of November 7, 2007, by and among China Public Security Holdings Limited, Cheer Crown International Investment Limited, the Company, and Dongwei Gao (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on November 9, 2007).

10.20	Share Purchase Agreement, dated as of December 9, 2007, by and among China Public Security Holdings Limited, Bocom Venture Inc., and the Company. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on December 13, 2007).

10.21	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.22	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Engineering Co., Ltd. and Li Wei (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on February 19, 2008).

10.23	Purchase Agreement, dated as of March 26, 2008, by and among Jiang Huai Lin, the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on March 28, 2008).

10.24	Equity Transfer Agreement, dated August 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 3, 2008).

10.25**	Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008.

10.26*	Purchase Contract between Dell (China) Company Limited and Information Security Software Company Ltd., dated January 1, 2008.

10.27**	General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008.

10.28**	Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008.

10.29*	Employment Agreement, dated January 25, 2007, between the Company and Jiang Huai Lin

10.30*	Employment Agreement, dated November 17, 2008, between the Company and Wendy Wang

10.31*	Employment Agreement, dated August 12, 2008, between the Company and Yi Fu Liu

10.32*	Employment Agreement, dated August 12, 2008, between the Company and Zhi Xiong Huang

10.33*	Employment Agreement, dated August 12, 2008, between the Company and Zhi Qiang Zhao

10.34	Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

14	Amended and Restated Code of Ethics, adopted on December 25, 2007.

21	List of Subsidiaries

23	Consent of GHP Horwath, P.C. (incorporated by reference to Exhibit 23 of the annual report on Form 10-K filed by the Company on March 16, 2009).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Registrant has omitted portions of the referenced exhibits and filed such exhibits separately with the Securities and Exchange Commission, pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.