Form 10-Q
period 2009-09-30
China Information Security Technology, Inc.
filed 2009-11-09
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53147

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0575209
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

21st Floor, Everbright Bank Building
Zhuzilin, Futian District
Shenzhen, Guangdong, 518040
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 755-8370-8333
(Registrant’s telephone number, including area code)

______________________________________________________________
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

Yes [ X ]         No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]            No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]            No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	48,797,211

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Quarterly Report on FORM 10-Q
Three and Nine Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008

Contents	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4-5
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6
Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2009 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	8-9
Notes to the Condensed Consolidated Financial Statements (unaudited)	10-26

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	NOTE	September 30	December 31
		2009	2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$14,464,105	$9,565,252
Short-term investments	9	-	5,835,838
Accounts receivable:
Billed, net of allowance for doubtful accounts of $973,000 and $399,800, respectively		19,903,989	17,135,099
Unbilled		44,329,932	25,722,009
Bills receivable		47,333	4,481,340
Advances to suppliers		14,698,444	8,469,976
Amount due from related parties, net of allowance for doubtful accounts of $73,000	7	152,773	131,594
Inventories	8	8,474,861	7,107,537
Other receivables and prepaid expenses		3,212,328	6,251,484
Deferred tax assets	15	358,894	-
TOTAL CURRENT ASSETS		105,642,659	84,700,129

Deposit for business acquisition	6	8,000,000	-
Deposit for software purchase		6,827,946	-
Long-term investments	10	2,910,834	3,078,405
Property and equipment, net	11	23,575,387	23,555,603
Intangible assets, net	12	12,310,355	13,115,151
Goodwill		23,777,671	24,018,894
TOTAL ASSETS		$183,044,852	$148,468,182

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank loans	13	$11,460,765	$6,327,992
Accounts payable		16,535,342	10,707,728
Advances from customers		2,929,749	2,476,335
Amount due to related parties	7	576,401	486,136
Accrued payroll and benefits		1,432,503	1,319,386
Other payables and accrued expenses		1,951,755	2,553,019
Income tax payable		2,940,967	1,592,459
TOTAL CURRENT LIABILITIES		37,827,482	25,463,055

EQUITY
China Information Security Technology, Inc. equity
Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2009: 48,803,211 and 48,797,211 shares, respectively; 2008: 47,462,404 shares		222,529	209,121
Treasury stock, 6,000 shares, at cost		(11,468)	-
Additional paid-in capital		64,297,531	64,127,339
Reserve		4,964,597	4,964,597
Retained earnings		55,029,341	33,748,480
Accumulated other comprehensive income		5,284,642	4,644,693
Total stockholders' equity of the Company		129,787,172	107,694,230
Non-controlling interest		15,430,198	15,310,897
Total equity		145,217,370	123,005,127

TOTAL LIABILITIES AND EQUITY		$183,044,852	$148,468,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	NOTE	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
REVENUE
Revenue - Products		$2,444,969	$3,156,801	$9,055,386	$15,401,636
Revenue - Software		20,178,136	11,500,973	45,111,089	24,004,363
Revenue - System integration		5,927,117	6,044,848	14,454,193	16,853,547
Revenue - Other		130,459	918,518	828,116	1,470,661
TOTAL REVENUE		28,680,681	21,621,140	69,448,784	57,730,207

COST
Cost - Products		1,765,042	2,671,672	7,385,682	11,944,863
Cost - Software		7,365,142	2,219,517	16,059,719	4,443,653
Cost - System integration		4,402,388	5,168,477	10,943,151	12,465,401
Cost - Other		28,112	409,646	190,220	685,223
TOTAL COST		13,560,684	10,469,312	34,578,772	29,539,140

GROSS PROFIT		15,119,997	11,151,828	34,870,012	28,191,067

OPERATING EXPENSES
Administrative expenses		(2,462,872)	(2,229,282)	(6,983,595)	(6,225,821)
Research and development expenses		(687,580)	(748,853)	(1,911,844)	(1,978,326)
Selling expenses		(715,951)	(565,520)	(1,954,016)	(1,572,729)
TOTAL OPERATING EXPENSES		(3,866,403)	(3,543,655)	(10,849,455)	(9,776,876)

INCOME FROM OPERATIONS		11,253,594	7,608,173	24,020,557	18,414,191

OTHER INCOME (EXPENSE)
Subsidy income	14	158,520	194,662	674,379	264,342
Other income, net		2,654	70,633	167,174	112,052
Interest income		40,948	124,228	238,492	182,103
Interest expense		(109,204)	(75,121)	(225,858)	(83,008)
TOTAL OTHER INCOME		92,918	314,402	854,187	475,489

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		11,346,512	7,922,575	24,874,744	18,889,680

Income tax expense	15	(1,797,945)	(378,183)	(3,478,141)	(906,808)

INCOME FROM CONTINUING OPERATIONS		$9,548,567	$7,544,392	$21,396,603	$17,982,872

INCOME FROM DISCONTINUED OPERATIONS NET OF AMOUNT ATTRIBUTABLE TO NON-CONTROLLING INTEREST (NET OF INCOME TAXES OF $0)		-	557,420	-	857,795

NET INCOME		$9,548,567	$8,101,812	21,396,603	$18,840,667

Add/(Less): Net loss (income) attributable to the non-controlling interest		177,476	(67,537)	(115,742)	(177,069)

NET INCOME CONTRIBUTABLE TO THE COMPANY		9,726,043	8,034,275	21,280,861	18,663,598

(Continued)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(CONTINUED)

Weighted average number of shares outstanding
Basic	47,536,883	46,066,067	47,531,327	45,766,974
Diluted	47,536,883	46,355,078	47,531,327	46,173,395

Earnings per share - Basic and Diluted
Basic - From continuing operations	0.20	0.16	0.45	0.39
Basic - From discontinued operations	-	0.01	-	0.02
	0.20	0.17	0.45	0.41

Diluted - From- continuing operations	0.20	0.16	0.45	0.38
Diluted - From discontinued operations	-	0.01	-	0.02
	0.20	0.17	0.45	0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

NOTE	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET INCOME	9,548,567	8,101,812	21,396,603	18,840,667

Foreign currency translation gain /(loss)	208,129	(32,903)	643,508	4,251,088

Comprehensive income	9,756,696	8,068,909	22,040,111	23,091,755

Add/(Less): comprehensive loss (income) attributable to the non-controlling interest	174,004	(87,539)	(119,301)	(360,014)
Comprehensive income attributable to the Company	$9,930,700	$7,981,370	$21,920,810	$22,731,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

China Information Security Technology, Inc. Stockholders' Equity

								Accumulated
	Common stock				Additional			other	Non-
	par value $0.01		Treasury stock		paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	Reserve	earnings	income	interest	Total

BALANCE AS AT JANUARY 1, 2009	47,462,404	$209,121	-	$-	$64,127,339	$4,964,597	$33,748,480	$4,644,693	$15,310,897	$123,005,127

Repurchase of common stock	-	-	(6,000)	(11,468)	-	-	-	-	-	(11,468)
Stock-based compensation	60,000	600	-	-	183,000	-	-	-	-	183,600
Common stock issued for purchase of Zhongtian	1,280,807	12,808	-	-	(12,808)	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	21,280,861	-	115,742	21,396,603
Foreign currency translation gain	-	-	-	-	-	-	-	639,949	3,559	643,508

BALANCE AS AT SEPTEMBER 30, 2009	48,803,211	$222,529	(6,000)	$(11,468)	$64,297,531	$4,964,597	$55,029,341	$5,284,642	$15,430,198	$145,217,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$21,396,603	$19,698,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	576,832	-
Depreciation	2,825,201	3,457,334
Amortization of intangible assets	1,305,550	811,553
Stock-based compensation	183,600	1,004,699
Gain (loss) on disposal of property and equipment, net	33,966	(31,840)
Deferred income tax benefits	(117,583)	-
Impairment of long-term investment	184,397	-
Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in accounts receivable	(17,231,581)	(22,453,975)
Increase in advances to suppliers	(6,177,155)	-
Increase in other receivables and prepaid expenses	(1,315,827)	(1,308,566)
Increase (decrease) in amount due from (to) related parties	67,081	(53,268)
Increase in inventories	(620,005)	(6,131,919)
Increase in accounts payable	5,944,128	11,157,416
Increase (decrease) in advances from customers	439,436	(2,329,126)
Decrease in other payables and accrued expenses	(507,220)	(555,553)
Increase in income tax payable	1,338,726	712,348
Net cash provided by operating activities	8,326, 149	3,977,565

INVESTING ACTIVITIES
Deposit for business acquisition of Zhongtian	-	(1,458,106)
Cash acquired in Geo acquisition	-	2,443,677
Cash acquired in Bocom acquisition	-	713,793
Consideration paid for acquisition of Geo	-	(6,998,811)
Proceeds from sale of short-term investments	5,863,600	-
Purchase of short-term investments	-	(5,655,605)
Proceeds from sale of marketable securities	-	14,966,752
Refund of investment in former Joint Venture	4,397,700	-
Proceeds from sales of property and equipment	100,299	1,146,671
Dividends received	-	36,507
Purchases of property and equipment	(3,682,753)	(7,985,935)
Capitalized and purchased software development costs	(435,494)	(1,751)
Deposit for software purchase	(6,822,826)	(4,751,591)
Deposit for business acquisition	(8,000,000)	-
Net cash used in investing activities	(8,579,474)	(7,544,399)

FINANCING ACTIVITIES
Borrowings under short-term loans	6,296,041	5,875,549
Purchase of treasury stock	(11,468)	-
Repayment of short-term loans	(1,172,720)	(1,086,312)
Net cash provided by financing activities	5,111,853	4,789,237

(Continued)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2009	2008

Effect of exchange rate changes on cash and cash equivalents	40,325	596,353

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,898,853	1,818,756
CASH AND CASH EQUIVALENTS, BEGINNING	9,565,252	19,755,182
CASH AND CASH EQUIVALENTS, ENDING	$14,464,105	$21,573,938

Supplemental disclosure of cash flow information:
Cash paid during the period
Income taxes	$2,256,998	$195,271
Interest	$209,639	$82,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology, Inc. (the "Company" or "CIST"), together with its subsidiaries, is a total solutions provider of digital security, geographic, and hospital information systems in the People's Republic of China ("PRC"). The Company's total solutions include specialized software, hardware, systems integration, and related services organized into three business segments –Digital Information Security Technology ("DIST"), Geographic Information Systems ("GIS"), and Digital Hospital Information System ("DHIS"). These total solutions are provided through the Company's wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), and Shenzhen Zhongtian Technology Development Company Ltd ("Zhongtian"), and through the Company's variable interest entity ("VIE"), iASPEC Software Co, Ltd ("iASPEC"), and Wuda Geoinformatics Co., Ltd ("Geo"), 57% of which is owned by iASPEC.

The operating results of Bocom, Geo and Zhongtian have been included in the Company's consolidated financial statements since February 1, 2008, April 1, 2008 and November 1, 2008, their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statements of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Company follows the same accounting policies in the preparation of interim reports.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and its VIE of which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Foreign Currency Translation

The functional currency of the US and British Virgin Islands ("BVI") companies is the United States dollar. The functional currency of the Company's Hong Kong subsidiaries is the Hong Kong dollar. The functional currency of the Company's wholly-owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan ("RMB"). RMB is not freely convertible into foreign currencies. The Company's Hong Kong and PRC subsidiaries' and their VIE's financial statements are maintained in their functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in the foreign currency exchange adjustment to other comprehensive income, a component of equity.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware, (2) software and (3) system integration services. The Company's revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No.605.35 ("FASB ASC 605.35") .

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers' acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with FASB ASC 605.35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support, that are not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/ enhancements offered are minimal and infrequent; the Company recognizes PCS revenue together with the initial fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involve more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with FASB ASC 605.35, using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for PCS are 12 months.

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

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within three months of completion of the work performed. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company's estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the current accounting period.

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the "cost method" and presents the cost to repurchase such shares as a reduction in shareholders' equity. As of September 30, 2009, the Company has repurchased 6,000 shares of common stock.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to current classifications, including the reclassification as discontinued operations in 2008 of two of the Company’s former joint ventures as these joint ventures were terminated effective December 31, 2008.

(f) Recent Accounting Pronouncements

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 9, 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

(g) Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board ("FASB") approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's condensed consolidated financial statements.

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance will result in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

In May 2009, the FASB amended its guidance on accounting for Subsequent Events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Recently Issued Accounting Guidance (continued)

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended July 3, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

On January 1, 2009, the Company adopted newly effective authoritative guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company does not currently have any investments that are accounted for under the equity method. The adoption of this new authoritative guidance did not have an impact on the Company's consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements, and the impact it will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

Accordingly, after adoption, non-controlling interests (approximately $15.4 million and $15.3 million at September 30, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings attributable to non-controlling interest (approximately ($177,000), $67,000, $116,000 and $177,000 for the three and nine months ended September 30, 2009 and 2008, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under FASB ASC260, although classified as issued and outstanding, and are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from continuing operations	$9,726,043	$7,476,855	$21,280,861	$17,805,803
Income from discontinued operations (net of income taxes)	-	557,420	-	857,795

Weighted average outstanding shares of common stock	47,536,883	46,066,067	47,531,327	45,766,974
Effect of dilutive securities
Warrants	-	-	-	163,197
Contingently issuable shares	-	289,011	-	243,224
Common stock and common stock equivalents	47,536,883	46,355,078	47,531,327	46,173,395

Earnings per share:
Basic - From continuing operations	$0.20	$0.16	$0.45	$0.39
Basic - From discontinued operations	$-	$0.01	$-	$0.02

Diluted - From- continuing operations	$0.20	$0.16	$0.45	$0.38
Diluted - From discontinued operations	$-	$0.01	$-	$0.02

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

Fair Value Accounting

FASB ASC 820.10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). As required by FASB ASC 820.10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FASB ASC 820.10 are described below:

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE ACCOUNTING (CONTINUED)

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

At September 30, 2009, the Company held no assets and liabilities that are measured at fair value on a recurring basis.

5. VARIABLE INTEREST ENTITY

According to the Management Service Agreement with iASPEC, the Company is the primary beneficiary of iASPEC, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC are included in the accompanying consolidated financial statements.

At September 30, 2009, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $45.1 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $25.0 million, an increase in non-controlling interest of approximately $15.4 million, and an increase in net income attributable to the Company of approximately $0.5 million and $5.9 million for the three and nine months ended September 30, 2009, respectively, and at September 30, 2008, it resulted in an increase in assets of approximately $37.5 million, an increase in liabilities of approximately $15.0 million, and an increase in non-controlling interest of approximately $14.6 million, and an increase in net income attributable to the Company of approximately $2.4 million and $7.3 million for the three and nine months ended September 30, 2008, respectively.

6. DEPOSIT FOR BUSINESS ACQUISITION

On August 28, 2009, the Company entered into a Share Purchase Agreement for the purchase of Topwell Treasure Ltd., or Topwell, a Hong Kong limited company and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd., or Huipu, for an aggregate purchase price of $16,000,000, of which $8,000,000 was paid as a deposit on September 30, 2009.

An additional $4,000,000 of the purchase price is to be paid on or before December 31, 2009 through the issuance of 1,101,930 shares of our common stock, valued at $3.63 per share (based on the average of the closing price of our common stock at Nasdaq for the 20 trading days prior to August 28, 2009). The remaining balance of $4,000,000 is contingent upon Topwell’s achievement of certain net income targets in 2010, 2011 and 2012 and is also to be paid through the issuance of 1,101,930 shares of our common stock. On October 14, 2009, the acquisition was completed and Topwell and Huipu became our wholly-owned subsidiaries.

Huipu, who accounted for 6.6% of our sales in the first nine months of 2009 and 13%of our sales in 2008 respectively, is a developer and manufacturer of customized LCD and Plasma display systems in China and is the holder of numerous technology patents, trademarks, certifications and licenses. Huipu's products are manufactured at its production facilities in China and are sold through a network of distributors nationwide. The acquisition enhances the Company’s product lines by providing more integrated products and services to customers.

During the nine months ended September 30, 2009, the Company and HPC agreed to offset bills receivable for the refund of IST's investment in its former joint venture with HPC of approximately $4.4 million with advances made by HPC to iASPEC. At September 30, 2009, included in advances to suppliers was approximately $10 million of advances to HPC. Approximately $1.6 million and $4.57 million of product revenues for the three and nine months ended September 30, 2009, respectively, were from HPC.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of September 30, 2009 and December 31, 2008, amount due from (to) related parties consists of:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Due from related company
- Xiamen Yili Geo Information Technology Co., Ltd.	$-	$36,474
- Shenzhen Kewen Information Technology Co., Ltd.	152,773	95,120
	$152,773	$131,594
Due to related company
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$576,401	$486,136

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. ("Yili") is owned by Geo. The balance due from Yili consisted of accounts receivable from sales in 2008.

Shenzhen Kewen Information Technology Co., Ltd. ("Kewen") is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales during the nine months ended September 30, 2009.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. ("Geo Navigation") is owned by Geo. The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

(b) Revenue - related party

Total amounts earned from Kewen and Yili during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$138,244	$14,592	$214,016	$14,592
Cost of sales	(19,503)	(16,988)	(62,665)	(16,988)
Gross profit	$118,741	$(2,396)	$151,351	$(2,396)

(c) Guarantee

On June 18, 2009, the Company’s subsidiary ISIID entered into a short-term loan agreement and borrowed $5,160,000, from a bank (Note 13). The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB 40,000,000 of IST.

On September 1, 2009, the Company’s VIE, iASPEC entered into a short-term loan agreement and borrowed $4,401,000 from a bank (Note 13). The loan is guaranteed by Mr. Lin, iASPEC, ISTand PST.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. INVENTORIES

As of September 30, 2009 and December 31, 2008, inventories consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$1,526,957	$2,537,223
Work in Process	293,541	-
Finished goods	278,241	201,834
Installations in process	6,376,122	4,368,480
	$8,474,861	$7,107,537

9. SHORT-TERM INVESTMENTS

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

As of September 30, 2009, all of the investments had matured with the Company receiving cash of approximately $5,863,600.

10. LONG-TERM INVESTMENTS

As of September 30, 2009 and December 31, 2008, long-term investments consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$2,837,484	$3,005,457
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	73,350	72,948
Long-term investment net	$2,910,834	$3,078,405

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. LONG-TERM INVESTMENTS (CONTINUED)

Long-term investments also include Geo's 8.08% investments in Yili. During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company received dividends of RMB 750,000 (approximately $110,000), and RMB 249,900 (approximately $36,000) respectively, in connection with its investment in Yili.

During the quarter ended September 30, 2009, management determined that there was an other than temporary impairment in the value of its investment in Tianhe and recorded an impairment amount of approximately $184,000.

11. PROPERTY AND EQUIPMENT

As of September 30, 2009 and December 31, 2008, property and equipment consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Office equipment	$254,596	$272,331
Electronics equipment	9,621,947	9,461,813
Motor vehicles	1,050,188	1,203,015
Purchased software	14,132,732	11,415,430
Leasehold improvements	295,698	294,077
Office building	7,315,095	7,275,001
Total	32,670,256	29,921,667

Less: accumulated depreciation	(9,094,869)	(6,366,064)

	$23,575,387	$23,555,603

Depreciation expense for the three months ended September 30, 2009 and 2008 was $972,844 and $882,144, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $2,825,201 and $2,375,721, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, intangible assets consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Software and software development costs	$4,725,056	$4,272,145
Technology	7,191,087	7,151,673
Trademarks	3,343,293	3,324,969
Customer base	294,867	293,251
Total	15,554,303	15,042,038
Less: accumulated amortization	(3,243,948)	(1,926,887)

Intangible assets, net	$12,310,355	$13,115,151

Amortization expense for the three months ended September 30, 2009 and 2008 was $439,840 and $299,378, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $1,305,550 and $811,553, respectively

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2009	$421,588
2010	1,444,064
2011	1,245,115
2012	1,210,829
2013	1,210,829
Thereafter	6,777,930
Total	$12,310,355

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. SHORT-TERM BANK LOANS

As of the September 30, 2009, the Company has the following bank borrowings:

			Interest
		Loan	Rate per	September 30,	December 31,
Lender	Terms	Period	annum	2009	2008
				(Unaudited)

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$ 733,500	$ 729,480

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($439,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	November 20, 2008 to November 19, 2009	6.99%	-	437,688

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 29, 2009 to December 30, 2009	5.10%	586,800	-

Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 of IST.	June 18, 2009 to October 31, 2009(1)	2.75% p/a over HIBOR*	5,160,000	5,160,824

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB3,950,000 ($579,465). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 4,392,000 ($643,000) of iASPEC's accounts receivable due from the Shenzhen Municipal Government	June 30, 2009 to October 29, 2009(2)	5.83%	579,465	-

Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000). The loan is guaranteed by Mr. Lin, iASPEC, IST, and PST. The loan is collateralized by IST's office buildings. The loan is a three months revolving loan.	September 1,2009 to October 30, 2010	120% p/a over PBOC’s interest rate**.	4,401,000	-
				$ 11,460,765	$ 6,327,992

* - As at September 30, 2009, the HIBOR is 0.87% per annum
** - As at September 30, 2009, the PBOC interest rate is 4.86% per annum for all RMB loans with a term of 6 months or less.
(1) – The loan was renewed through January 31, 2010 on November 1, 2009.
(2) – The loan was renewed through January 30, 2010 on October 30, 2009.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. SUBSIDY INCOME

During the three and nine months ended September 30, 2009, in connection with research and development activities in a designated locale, the Company received approximately $158,520 and $674,379 respectively as a subsidy from the local governmental agency in China. The Company has no continuing obligation under the subsidy provision.

15. INCOME TAXES

Pre-tax income for the three and nine months ended September 30, 2009 and 2008 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$11,773,078	$9,312,056	$26,015,967	$22,147,693
Others	(426,566)	(832,061)	(1,141,223)	(2,400,218)
Total income before income taxes	$11,346,512	$8,479,995	$24,874,744	$19,747,475

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$1,886,011	$378,183	$3,595,724	$906,808
Deferred taxes	(88,066)	-	(117,583)	-
Provision for income taxes	$1,797,945	$378,183	$3,478,141	$906,808

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. INCOME TAXES (CONTINUED)

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	$20%	$18%	$20%	$18%
Computed expected income tax expense	2,269,302	1,626,735	4,974,949	3,708,949
Tax exemption	(229,251)	(1,449,967)	(1,570,413)	(3,358,914)
Permanent differences	(330,198)	54,579	(147,775)	127,669
Effect of non-PRC operating losses and other differences	88,092	146,836	221,380	429,104
Income taxes	$1,797,945	$378,183	$3,478,141	$906,808

Deferred tax assets recognized in the period mainly represent temporary differences from the allowance for bad debts and Geo's accumulated losses of approximately $340,000 (RMB2,315,000) from 2006 and 2007. Geo's accumulated losses can be carried forward through approximately 2012.

FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the three and nine months ended September 30, 2009, an adjustment of $241,222 to the valuation allowance was made because of a change in management's assessment of the amount of realizable deferred tax assets relating to Geo's operating loss carry forwards at the acquisition date. This change in valuation allowance was recognized through a reduction to goodwill. As of September 30, 2009, deferred tax assets totaled $435,723, which includes deferred tax assets of $265,762 relating to Geo's operating loss carry forward, reduced by a valuation allowance of $76,829 as management expects that there may not be sufficient taxable income in the future to realize this portion of the deferred tax asset. The expected future effective income tax rate for Geo is 15%.

16. STOCKHOLDERS' EQUITY

On October 31, 2008, the Company acquired 100% of the equity interest of Kwong Tai International Technology Limited and its wholly-owned Chinese subsidiary, Zhongtian. Approximately $9,900,000 (approximately RMB 67,617,000) of the purchase price was paid in cash and the balance of the purchase price was paid through issuance of 1,280,807 shares of common stock. The common stock was issued in February 2009.

17. STOCK-BASED COMPENSATION

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

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company's common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they have been treated as a modification of the terms of the cancelled award in accordance with FASB ASC 718. 100,000 shares of common stock became vested on June 20, 2008 and September 20, 2008, respectively, and the remaining 200,000 shares of common stock were vested on December 20, 2008.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. STOCK-BASED COMPENSATION (CONTINUED)

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company's common stock, which vested immediately, as compensation under the Plan. The fair value of the Company's common stock based on quoted market prices on February 2, 2009, was $3.06 per share.

During the three months ended September 30, 2009 and 2008, the Company recognized $0 and $310,367 of compensation expense related to the Plan. During the nine months ended September 30, 2009 and 2008, the Company recognized $183,600 and $1,004,699 of compensation expense related to the Plan.

18. CONSOLIDATED SEGMENT DATA

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

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

Selected information by segment is presented in the following tables for the three and nine months ended September 30, 2009 and 2008.

Revenues by segment for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues(1)
DIST Segment	$15,058,561	$13,299,204	$37,800,499	$33,840,228
GIS Segment	9,839,180	8,321,936	23,673,159	23,889,979
DHIS Segment	3,782,940	-	7,975,126	-
	$28,680,681	$21,621,140	$69,448,784	$57,730,207

(1)Revenues by operating segments exclude intercompany transactions.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income by segment for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income from operations:
DIST Segment	$4,429,233	$4,012,749	$10,417,397	$10,326,924
GIS Segment	4,991,636	4,366,828	10,718,923	10,445,558
DHIS Segment	2,222,476	-	4,002,932	-
Corporate and others(2)	(389,751)	(771,404)	(1,118,695)	(2,358,291)
Income from operations	11,253,594	7,608,173	24,020,557	18,414,191
Corporate other income, net	161,174	265,295	841,553	376,394
Corporate interest income	40,948	124,228	238,492	182,103
Corporate interest expense	(109,204)	(75,121)	(225,858)	(83,008)
Income from continuing operations before income taxes	11,346,512	7,922,575	24,874,744	18,889,680
Income tax expense	(1,797,945)	(378,183)	(3,478,141)	(906,808)
Income from continuing operations	9,548,567	7,544,392	21,396,603	17,982,872
Income from discontinued operations, net of taxes	-	557,420	-	857,795
Net income	9,548,567	8,101,812	21,396,603	18,840,667
Net income attributable to the non-controlling interest	177,476	(67,537)	(115,742)	(177,069)
Net income attributable to the Company	$9,726,043	$8,034,275	$21,280,861	$18,663,598

(2) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Non-cash employee compensation:
DIST Segment	$-	256,053	$92,172	$828,876
GIS Segment	-	29,485	71,817	95,447
DHIS Segment	-	-	19,611	-
Corporate and others	-	24,829	-	80,376
	$-	$310,367	$183,600	$1,004,699

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Total assets
DIST Segment	$85,145,142	$73,607,628
GIS Segment	60,915,272	61,304,027
DHIS Segment	28,653,635	12,712,303
Corporate and others	8,330,803	844,224
	$183,044,852	$148,468,182

Depreciation and amortization by segment for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

DIST Segment	$546,715	$701,711	$1,984,694	$2,120,416
GIS Segment	450,734	469,086	1,320,178	1,034,684
DHIS Segment	404,484	-	793,629	-
Corporate and others	10,751	10,724	32,250	32,174
	$1,412,684	$1,181,521	$4,130,751	$3,187,274

19. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Commitments:

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2011. Rent expense for the three months ended September 30, 2009 and 2008 was approximately $106,000 and $126,000, respectively. Rent expense for the nine months ended September 30, 2009 and 2008 was approximately $269,300 and $312,000, respectively.

Future minimum lease payments under these lease agreements are as follows:

Years Ending
Remainder of 2009	$130,139
2010	518,419
2011	272,090
Total	$920,648

The Company entered into several purchase commitments during the period to purchase operating software and a database. The total contract price is approximately $10.98 million (RMB74.82 million). As of September 30, 2009, the Company paid deposits of approximately $6.83 million (RMB46.54 million). The Company will pay the remaining contracted amount 30 days subsequent to final testing of the software.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

19. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS (CONTINUED)

Concentrations:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($979,000 at September 30, 2009 and $399,800 at December 31, 2008) is the Company's best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer's receivable and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company's future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company's accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company's financial statements.

For the three months ended September 30, 2009, the Company had two customers that represented approximately 30% and 12% of revenues. One customer accounted for approximately 13% of the third party revenue and no other customers accounted for greater than 10% of third party revenue for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company has one customer that represented approximately 22% of the Company's revenues. No customer accounted for greater than 10% of revenues for the nine months ended September 30, 2008.

At September 30, 2009, accounts receivable were due from 121 customers. Of these, one customer accounted for 29% of total accounts receivable.

In the second quarter of 2009, the Company received a refund of approximately $4.4 million, being its original investment in its former joint venture, Lianchengwen.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report, and any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this quarterly report to (i) “CIST,” the “Company,” “we,” “us,” or “our” are references to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, China Public Security Holdings Limited, a British Virgin Islands company, or CPSH, along with CPSH’s wholly-owned subsidiaries, Information Security Technology (China) Co., Ltd., a PRC company, or IST, Public Security Technology (China) Co., Ltd., a Hong Kong Limited company, Information Security Software Investment Limited, a Hong Kong company, or ISSI, and its wholly-owned subsidiary, Information Security Software (China) Co., Ltd. a PRC company, or ISS, Information Security International Investment and Development Limited, a Hong Kong company, or ISIID, and its operating PRC subsidiary Shenzhen Bocom Multimedia Display Technology Co., Ltd, or Bocom, iASPEC Software Co., Ltd., or iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary, Wuda Geoinformatics Co., Ltd., or Geo, and Kwong Tai International Technology Limited, or Kwong Tai, a Hong Kong Limited company, and its wholly-owned PRC subsidiary, Shenzhen Zhongtian Technology Development Company Ltd., or Zhongtian; (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “BVI” are to the British Virgin Islands; (vii) “China” and “PRC” are to the People’s Republic of China; and (viii) “Hong Kong” are to the Hong Kong Special Administrative Region of China.

Overview of Our Business

China Information Security Technology, Inc. is a holding company that owns all of the issued and outstanding capital stock of CPSH. We operate through our PRC mainland subsidiaries, IST, ISS, Bocom and Zhongtian, and through our variable interest entity, or VIE, iASPEC and its subsidiary, Geo. Together with our subsidiaries, we are a total solution provider of digital security, geographic, and hospital information systems in the People’s Republic of China.

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

We generate revenues through the sale of our hardware products, software and integrated hardware and software products and through the provision of related support services. However, fulfillment of certain Police-Use Geographic Information System, or PGIS, contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which we do not have. Our management services agreement, or MSA, with iASPEC, our VIE, allows iASPEC to fulfill all obligations for PGIS contracts and our PRC subsidiary, IST, to receive 100% of iASPEC’s net received profits, net of an annual fee of $180,000, so long as IST reimburses iASPEC for all net losses that iASPEC incurs. During the years ended December 31, 2008 and 2007, approximately 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC, and during the quarter ended September 30, 2009, $15.43 million, or 53.80% of our revenue was derived in connection with the MSA.

The following chart reflects our corporate organizational structure as of September 30, 2009:

Our corporate headquarters are located at 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040, People’s Republic of China. Our telephone number is (+86) 755-8370-8333. We maintain a website at www.chinacpby.com that contains information about our subsidiaries CPSH and IST, but that information is not a part of this report.

Recent Developments

On August 28, 2009, we entered into a Share Purchase Agreement with Rita Kwai Fong Leung, the sole shareholder of Topwell Treasure Ltd., or Topwell, a Hong Kong limited company, for the purchase of Topwell and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd., or Huipu, for an aggregate purchase price of $16,000,000.

On October 1, 2009, we consummated the transactions contemplated by the Share Purchase Agreement. We paid $8,000,000 (approximately RMB54,640,000) of the purchase price in cash on September 30, 2009, and we are obligated to pay the remaining $4,000,000 of the purchase price in 1,101,930 shares of our common stock valued at $3.63 per share (based on the average of the closing price of our common stock at Nasdaq for the 20 trading days prior to August 28, 2009), on or before December 31, 2009. We are also obligated to issue and deliver an additional 1,101,930 shares of our common stock in accordance with a make good provision set forth in the Share Purchase Agreement. As a result of the transaction, Topwell and Huipu became our indirect wholly-owned subsidiaries. For more details regarding the terms of the Share Purchase Agreement, please see our Current Reports on Forms 8-K filed on August 31, 2009 and October 5, 2009.

Huipu was one of our major customers and accounted for 13% of our sales in fiscal year 2008. In May 2008, our subsidiary IST entered into a contractual joint venture agreement with Huipu to set up a joint venture project in the manufacturing and sales of LCD screens. In May 2008, IST also entered into a contractual joint venture agreement with Lianchengwen Technology (Shenzhen) Co., Ltd. to set up a joint venture project in leasing LCD screens. According to the contracts, we provided funds to the projects for equipment acquisition, repayable by the other parties if certain revenue and income targets were not met. This contractual arrangement also resulted in the creation of a variable interest under FIN 46R, as the Company is the primary beneficiary of the project. Effective December 31, 2008, the contractual joint venture arrangements were terminated and IST received approximately $718,000, representing its agreed-upon share of the joint venture project’s net income from inception through termination. As a result of the termination, the cash flows of the joint ventures have been eliminated from IST’s ongoing operations and IST has no continuing involvement in the projects. Accordingly, the assets and liabilities and revenues and expenses of the two joint ventures are no longer included in our consolidated financial statements. During three months and nine months ended September 30, 2008, $557,000 and $858,000 has been recorded as income from discontinued operations respectively.

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

For additional information about each segment, see our disclosures under Note 18 “Consolidated Segment Data” to the consolidated interim financial statements included elsewhere in this quarterly report.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three and nine months ended September 30, 2009:

  Revenue: Revenue increased $7.06 million, or 32.65%, to $28.68 million for the three months ended September 30, 2009, from $21.62 million for the same period in 2008. Revenue increased $11.72 million, or 20.30%, to $69.45 million for the nine months ended September 30, 2009, from $57.73 million for the same period in 2008.

  Income from operations: Income from operations increased $3.65 million, or 47.91%, to $11.25 million for the three months ended September 30, 2009, from $7.61 million for the same period in 2008. Income from operations increased $5.96 million, or 30.45%, to $24.02 million for the nine months ended September 30, 2009, from $18.41 million for the same period in 2008.

  Net Income contributable to the Company:  Net income contributable to the Company increased $1.70 million, or 21.17%, to $9.73 million for the three months ended September 30, 2009, from $8.03 million for the same period in 2008. Income from continuing operations increased $2.01 million, or 30.08%, to $9.55 million for the three months ended September 30, 2009 from $7.54 million for the same period in 2008.

  Net income contributable to the Company increased $2.62 million, or 14.04%, to $21.28 million for the nine months ended September 30, 2009, from $18.66 million for the same period in 2008. Income from continuing operations increased $3.42 million, or 19.02%, to $21.40 million for the nine months ended September 30, 2009 from $17.98 million for the same period in 2008.

  Fully diluted net income per share: Fully diluted net income per share from continuing operation was $0.20 for the three months ended September 30, 2009, as compared to $0.16 for the same period in 2008. Fully diluted net income per share from discontinued operation was $0 for the three months ended September 30, 2009, as compared to $0.01 for the same period in 2008.
  Fully diluted net income per share from continuing operations was $0.45 for the nine months ended September 30, 2009, as compared to $0.38 for the same period in 2008. Fully diluted net income per share from discontinued operation was $0 for the nine months ended September 30, 2009, as compared to $0.02 for the same period in 2008.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue and key components of our revenue. The financial data for the three and nine months ended September 30, 2009 reflects the operating results of the Company, its subsidiaries, including CPSH, IST, ISS, Bocom and Zhongtian, and our VIE, iASPEC and its subsidiary Geo, while the financial data for the same period in 2008 reflects the operating results of the Company and its subsidiaries and VIE, excluding Zhongtian and Geo.

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

(All amounts, other than percentages and numbers of shares, in U.S. dollars)

	Three Months Ended September,				Period-over-period
	2009		2008		Increase (Decrease)
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
Revenue	$28,680,681	100.00%	$21,621,140	100.00%	$7,059,541	32.65%
Costs of revenue	13,560,684	47.28%	10,469,312	48.42%	3,091,372	29.53%
Gross profit	15,119,997	52.72%	11,151,828	51.58%	3,968,169	35.58%

Administrative expenses	2,462,872	8.59%	2,229,282	10.31%	233,590	10.48%
Research and development expenses	687,580	2.40%	748,853	3.46%	(61,273)	-8.18%
Selling expenses	715,951	2.50%	565,520	2.62%	150,431	26.60%
Income from operations	11,253,594	39.24%	7,608,173	35.19%	3,645,421	47.91%

Subsidy income	158,520	0.55%	194,662	0.90%	(36,142)	-18.57%
Other income (expenses), net	2,654	0.01%	70,633	0.33%	(67,979)	-96.24%
Interest income	40,948	0.14%	124,228	0.57%	(83,280)	-67.04%
Interest expense	(109,204)	0.38%	(75,121)	0.35%	34,083	45.37%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,346,512	39.56%	7,922,575	36.64%	3,423,937	43.22%

Income tax expense	(1,797,945)	6.27%	(378,183)	1.75%	1,419,762	375.42%

INCOME FROM CONTINUING OPERATIONS	9,548,567	33.29%	7,544,392	34.89%	2,004,175	26.57%

INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $0)	$-	-	$557,420	2.58%	$(557,420)	-100.00%

NET INCOME	$9,548,567	33.29%	$8,101,812	37.47%	$1,446,755	17.86%

Add/(Less): Net loss (income) attributable to the NCI	177,476	0.62%	(67,537)	0.31%	245,013	-362.78%

NET INCOME CONTRIBUTABLE TO THE COMPANY	9,726,043	33.91%	8,034,275	37.16%	1,691,768	21.06%

Weighted Average No. of Shares
Basic	47,536,883	46,066,067
Diluted	47,536,883	46,355,078

EARNINGS PER SHARE
Basic - From continuing operations	$0.20	$0.16
Basic - From discontinued operations	$-	$0.01
	0.20	0.17

Diluted - From- continuing operations	$0.20	$0.16
Diluted - From discontinued	$-	$0.01
	0.20	0.17

Revenue

Our revenue is mainly generated from sales of hardware products, software products and system integration services. For the three months ended September 30, 2009, our revenue was $28.68 million, compared to $21.62 million for the same period in 2008, an increase of $7.06 million, or 32.65% . The increase in our revenue was mainly due to a $8.68 million, or 75.45%, increase in our software sales to $20.18 million for the three months ended September 30, 2009, as compared to $11.50 million in the same period in 2008. This increase in software sales in the three month period ended September 30, 2009 constituted 70.35% of our total revenue. This growth trend is consistent with our promotion of software sales as part of our 2009 sales strategy, which promotion we expect to continue for the balance of the year.

While we experienced strong growth in sales of our software, sales of hardware products and system integration services decreased by 22.55% and 1.95%, respectively, in the third quarter of 2009, as compared to the same period of 2008. The decrease in sales of hardware products was a result of our decision to shift sales activities towards more software sales during the current period. In addition, we have reduced hardware sales to non-government customers with previously extended payment patterns, due to our efforts to shorten payment periods and to improve our accounts receivable balance. The minor decrease in sales of system integration services reflects the difficulty in expanding our system integration business without more significant in-house hardware capabilities.

In the three months ended September 30, 2009, approximately $15.06 million of our revenues were generated by our DIST segment and $9.84 million of our revenues were generated by our GIS segment, compared to $13.30 million by DIST segment and $8.32 million by our GIS segment, respectively, during the 2008 period. The increase in the DIST and GIS segments is mainly due to new contracts won during the period which management believes is a steady business growth when considering the Company’s expansion. The increase of DHIS revenue is mainly attributable to our newly established DHIS segment which generated $3.78 million of our revenue in the three months ended September 30, 2009.

During the 2009 third quarter, we signed new contracts totaling $30.05 million from customers in 14 provinces and provincial cities. Of these contracts, 55% were won by our DIST segment, 30% by our GIS segment, and 15% by our DHIS segment. At September 30, 2009, the total value of our backlog had increased by $1.37 million sequentially to $36.06 million, from $34.69 million at the end of the 2009 Second quarter.

Cost of Revenue

Our cost of revenues increased $3.09 million, or 29.53%, to $13.56 million, for the three months ended September 30, 2009, from $10.47 million for the same period of 2008. As a percentage of revenues, our cost of revenue decreased to 47.28% during the three months ended September 30, 2009, from 48.42% in 2008. During the third quarter of 2009, we were engaged in several large software projects. The costs for accomplishing those software projects are generally lower than those related to system integration projects and product sales, and therefore, software projects generally have higher gross profit than system integration and product sales. Our cost of revenue decreased as a result of our performance of more software projects than system integration projects in the quarter ended September 30, 2009.

In the three months ended September 30, 2009, approximately $8.93 million of our cost of revenues was attributable to our DIST segment, $3.43 million was attributable to our GIS segment and $1.19 million was attributable to our DHIS segment, compared to $7.63 million in our DIST segment and $2.86 million in our GIS segment, during the 2008 period.

Gross Profit

Our gross profit increased $3.97 million, to $15.12 million for the three months ended September 30, 2009, from $11.15 million in the same period of 2008. Gross profit as a percentage of revenue was 52.72% for the three months ended September 30, 2009, an increase of 1.14%, from 51.58% in the third quarter of 2008. This increase in gross profit as a percentage of revenue was mainly due to the increased percentage of revenues from software development projects performed during the 2009 period, as discussed above.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by $0.23 million, or 10.31%, to $2.46 million for the three months ended September 30, 2009, from $2.23 million in the same period of 2008. As a percentage of revenue, administrative expenses decreased to 8.59% for the three months ended September 30, 2009, from 10.31% for the same period in 2008. The reduction in percentage of revenue reflects our ability to grow sales faster than internal resources.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. For the three months ended September 30, 2009, research and development expenses decreased to $0.69 million, from $0.75 million in the same period of 2008, a $0.06 million, or 8.18%, decrease. The decrease in research and development expenses is mainly due to a decrease in depreciation expenses.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $0.15 million, or 26.6%, to $0.72 million for the three months ended September 30, 2009, from $0.57 million in the corresponding period of 2008. As a percentage of revenue, our selling expenses decreased slightly to 2.50% for the three months ended September 30, 2009, from 2.62% in the corresponding period of 2008.

Subsidy Income

During the three months ended September 30, 2009, in connection with research and development activities in a designated locale, we received approximately $158,520 as a subsidy from the local governmental agency in China. We have no continuing obligation under the subsidy provision.

Income Tax Expense

Income tax expense for the three months ended September 30, 2009 was $1.80 million, up from $0.38 million for the same period in 2008. The increase was mainly due to the increase in pre-tax income and an increase in our income tax rate, which accounted for approximately $0.20 million and $1.22 million, respectively, of the increase.

Our subsidiaries, ISS, Bocom, and Zhongtian are all governed by the income tax laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 20% of assessable profits in 2009, compared to 18% for the same period in 2008, an increase of 2%. Our VIE, iASPEC (exclusive of Geo) acquired the high technology enterprise qualification during the third quarter of 2009, and became subject to EIT at a rate of 15%, an increase of 5% compared with the 2008 period. As a High-Tech Enterprise, Geo is subject to EIT at a rate of 15% of assessable profits. However, after offsetting accumulated losses from prior years, Geo had no assessable profits subject to EIT for the three months ended September 30, 2009. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. In 2007 and 2008, IST enjoyed tax exemption. From 2009 through 2011, IST is subject to a favorable tax rate of 10%, 11% and 12% respectively.

Non-controlling Interest

Non-controlling interest of $(177,476) during the three months ended September 30, 2009 represents the $45,000 fee retained by iASPEC under the MSA, and $ (222,476) of Geo’s losses retained by iASPEC for the 43% non-controlling interest in Geo. Only the $45,000 fee was retained by iASPEC during the three months ended September 30, 2008.

Income from discontinued operations (net of income taxes)

The balance represents the after tax income contributed by the HPC JV and the LCW JV of $0.28 million and $0.28 million, respectively in 2008. The JVs operations were discontinued as of December 31, 2008.

Net income contributable to the Company

As a result of the factors described above, net income attributable to the Company increased $1.70 million, or 21.06%, to $9.73 million during the three months ended September 30, 2009, from $8.03 million for the same period in 2008.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

(All amounts, other than percentages and numbers of shares, in U.S. dollars)

	Nine Months Ended September,				Period-over-period
	2009		2008		Increase (Decrease)
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
Revenue	$69,448,784	100.00%	$57,730,207	100.00%	$11,718,577	20.30%
Costs of revenue	34,578,772	49.79%	29,539,140	51.17%	5,039,632	17.06%
Gross profit	34,870,012	50.21%	28,191,067	48.83%	6,678,945	23.69%

Administrative expenses	6,983,595	10.06%	6,225,821	10.78%	757,774	12.17%
Research and development expenses	1,911,844	2.75%	1,978,326	3.43%	(66,482)	-3.36%
Selling expenses	1,954,016	2.81%	1,572,729	2.72%	381,287	24.24%
Income from operations	24,020,557	34.59%	18,414,191	31.90%	5,606,366	30.45%

Subsidy income	674,379	0.97%	264,342	0.46%	410,037	155.12%
Other income (expenses), net	167,175	0.24%	112,052	0.19%	55,123	49.19%
Interest income	238,492	0.34%	182,103	0.32%	56,389	30.97%
Interest expense	(225,858)	0.33%	(83,008)	0.14%	142,850	172.09%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,874,744	35.82%	18,889,680	32.72%	5,985,066	31.68%

Income tax expense	(3,478,141)	5.01%	(906,808)	1.57%	2,571,333	283.56%

INCOME FROM CONTINUING OPERATIONS	$21,396,603	30.81%	$17,982,872	$31.15%	$3,413,731	18.89%

INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF$0)	$-	-	$857,795	$1.49%	$(857,795)	-100.00%

NET INCOME	$21,396,603	30.81%	$18,840,667	$32.64%	$2,617,263	13.57%

Add/(Less): Net loss (income), attributable to the non-controlling interest	(115,742)	0.17%	(177,069)	0.31%	2,555,936	-34.63%

NET INCOME CONTRIBUTABLE TO THE COMPANY	21,280,861	30.64%	18,663,598	32.33%	2,617,263	14.02%

Weighted Average No. of Shares
Basic	47,531,327	45,766,974
Diluted	47,531,327	46,173,395

EARNINGS PER SHARE
Basic - From continuing operations	$0.45	$0.39
Basic - From discontinued operations	-	0.02
	0.45	0.41

Diluted - From- continuing operations	$0.45	$0.38
Diluted - From discontinued operations	-	0.02
	0.45	0.40

Revenue

For the nine months ended September 30, 2009, revenue was $69.45 million, compared to $57.73 million for the same period in 2008, an increase of $11.72 million, or 20.30% . Our increase in revenues during the nine months ended September 30, 2009 was attributable to a $21.11 million, or 87.93%, increase in our software sales to $45.11 million, as compared to $24 million in the same period in 2008, which sales constituted 64.96% of our total revenue. This growth trend is consistent with our promotion of software sales as part of our 2009 sales strategy, which promotion we expect to continue for the balance of the year.

While we experienced strong growth in sales of our software, sales of hardware products and system integration services decreased by 41.21% and 64.13%, respectively, in the nine months ended September 30, 2009, as compared to the same period of 2008. The decrease in sales of hardware products was a result of our decision to shift sales activities towards more software sales during the first nine months of 2009. In addition, we have reduced hardware sales to non-government customers with previously extended payment patterns, due to our efforts to shorten payment periods and to improve our accounts receivable balance. The minor decrease in sales of system integration services reflects the difficulty in expanding our system integration business without more significant in-house hardware capabilities.

In the nine months ended September 30, 2009, approximately $37.8 million of our revenues were generated by our DIST segment and $23.67 million of our revenues were generated by our GIS segment, compared to $33.8 million by our DIST segment and $23.89 million by our GIS segment, respectively, during the 2008 period. The increase in DIST and the slight decrease in the GIS segment are believed to be normal business fluctuations and consistent with the Company’s expansion. The increase of DHIS revenue is mainly attributable to our newly established DHIS segment generated $7.98 million of our revenue in the nine months ended September 30, 2009.

Cost of Revenue

Our cost of revenues increased $5.04 million, or 17.06%, to $34.58 million, for the nine months ended September 30, 2009, from $29.54 million for the same period of 2008. As a percentage of revenues, our cost of revenue decreased to 49.79% during the nine months ended September 30, 2009, from 51.17% in 2008. During the nine months ended September 30, 2009, we were engaged in several large software projects. The costs for accomplishing those software projects are generally lower than those related to system integration projects. As a result of performing more software projects than system integration projects in the nine months ended September 30, 2009, our cost of revenue decreased.

In the nine months ended September 30, 2009, approximately $22.80 million of our cost of revenues was attributable to our DIST segment, $9.13 million was attributable to our GIS segment and $2.65 million was attributable to our DHIS segment, compared to $19.04 million to DIST, $10.50 to GIS and none by DHIS, respectively, during the 2008 period.

Gross Profit

Our gross profit increased $6.68 million, to $34.87 million for the nine months ended September 30, 2009, from $28.19 million in the same period of 2008. Gross profit as a percentage of revenue was 50.21% for the nine months ended September 30, 2009, an increase of 1.38% from 48.83% in the same period of 2008. This increase in gross profit as a percentage of revenue was mainly due to the increased percentage of revenues from software development projects performed during the 2009 period.

Administrative Expenses

Our administrative expenses increased by $0.76 million, or 12.17%, to $6.98 million for the nine months ended September 30, 2009, from $6.23 million in the same period of 2008. As a percentage of revenue, administrative expenses decreased to 10.06% for the nine months ended September 30, 2009, from 10.78% for the same period in 2008. The increase in administrative expenses was mainly the result of an increase of $0.58 million in our allowance for doubtful accounts. We believe that the increase in our allowance reflects management’s adoption of a more conservative approach in the treatment of our accounts receivable in the current economic environment. The reduction in percentage of revenue reflects our ability to grow sales faster than internal resources.

Research and Development Expenses

For the nine months ended September 30, 2009, research and development expenses decreased to $1.91 million, from $1.98 million in the same period of 2008, a $0.07 million, or 3.36%, decrease. As a percentage of revenue, the research and development expenses decreased 0.68% to 2.75% for the nine months ended September 30, 2009, from 3.43% in the corresponding period of 2008. The minor decrease reflects management’s efforts in maximizing the input to research and development to maintain the Company’s core competitiveness, while carrying out overall cost-control measures.

Selling Expenses

Our selling expenses increased $0.38 million, or 24.24%, to $1.95 million for the nine months ended September 30, 2009, from $1.57 million in the corresponding period of 2008. As a percentage of revenue, our selling expenses increased to 2.81% for the nine months ended September 30, 2009, from 2.72% in the corresponding period of 2008. We believe the increase was reasonable and generally in line with our revenue increase.

Subsidy Income

During the nine months ended September 30, 2009, in connection with research and development activities in a designated locale, we received approximately $0.67 million as a subsidy from the local governmental agency in China. We have no continuing obligation under the subsidy provision.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2009 was $3.48 million, up from $0.91 million for the same period in 2008. The increase was mainly due to the increase in pre-tax income and an increase in our income tax rate which accounted for approximately $0.78 and $1.79, respectively, of the increase.

Non-controlling interest

Non-controlling interest of $115,742 during the nine months ended September 30, 2009 represents the $135,000 fee retained by iASPEC under the MSA, and $19,258 of Geo’s profits retained by iASPEC for the 43% non-controlling interest in Geo. Only the $135,000 fee was retained by iASPEC during the nine months ended September, 2008.

Income from discontinued operations (net of income taxes)

The balance represents the after tax income contributed by the HPC JV and the LCW JV of $0.41 million and $0.44 million, respectively in the same period of 2008. The JVs operations were discontinued as of December 31, 2008.

Net income contributable to the Company

As a result of the factors described above, net income attributable to the Company increased $2.62 million, or 14.02%, to $21.28 million during the nine months ended September 30, 2009, from $18.66 million for the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $14.46 million. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2009 compared to September 30, 2008 (unaudited).

Cash Flow
(All amounts in U.S. dollars)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$8,326,149	$3,977,565
Net cash provided by (used in) investing activities	(8,579,474)	(7,544,399)
Net cash provided by (used in) financing activities	5,111,853	4,789,237
Effect of exchange rate change on cash	40,325	596,353
Net increase in cash and cash equivalents	4,898,853	1,222,403
Cash and cash equivalents, beginning	9,565,252	19,755,182
Cash and cash equivalents, ending	14,464,105	21,573,938

Operating Activities

For the nine months ended September 30, 2009, net cash provided by our operating activities was $8.33 million, as compared to $4.0 million net cash provided by our operating activities during the same period of 2008. The cash provided by operating activities for the nine months ended September 30, 2009 was mainly due to the net income for $21.40 million, non-cash expenses for $4.99 million and the increase of accounts payable and taxes payable, of $7.28 million, offset by the increase of accounts receivable of $17.23 million, the increase of advances to suppliers of $6.18 million, the increase of other receivables, prepaid expenses and interest receivable of $1.32 million and a $0.62 million increase in inventories. We are working on expediting the collection of accounts receivable and shortening the period between progress billings in order to improve our operating cash flow in 2009.

The increase in cash provided by operating activities during the nine months ended September 30, 2009 was mainly due to the growth of our business operations. During the nine months ended September 30, 2009, the Company and one of its former joint venture partners agreed to offset bills receivable for the refund of IST’s investment in the joint venture of approximately $4.4 million with advances made by the former joint venture partner to iASPEC. At September 30, 2009, included in advances to suppliers was approximately $10 million of advances to the same former joint venture partner. Approximately $4.57 million of our product revenues for the nine months ended September 30, 2009 were from this former joint venture partner.

Investing Activities

For the nine months ended September 30, 2009, net cash used in investing activities was $8.58 million, compared with $7.54 million net cash used in investing activities for the same period in 2008. The cash provided by investing activities during the nine months ended September 30, 2009 was mainly due to proceeds of $5.86 million from the sale of a currency-linked capital protected investment product and the $4.4 million cash refund by IST’s former joint venture partner of IST’s original investment in the joint venture which was terminated effective December 31, 2008, offset by cash used in investing activities consisting primarily of a $3.68 million payment for property and equipment, a $0.44 million payment for software development costs and $6.82 million in deposits for software purchases. The cash used in investing activities during the nine months ended September 30, 2008 was mainly due to the deposit of $7.0 million in connection with our acquisition of Geo during the 2008 period and a $5.66 million investment made in June 2008, offset by the $15.0 million in cash collected upon the sale of our investment in marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $5.11 million, compared with $4.79 million for the same period in 2008. The cash provided by financing activities for the nine months ended September 30, 2009, was mainly attributable to borrowings under short-term bank loans of $6.30 million offset by our repurchase during the 2009 period of 6,000 shares of our common stock at $11,468, pursuant to our share repurchase program, and by repayments of short-term bank loans of $1.17 million.

As part of our strategy to effectively deploy excess cash to improve shareholder value, our Board of Directors approved a new share repurchase program of up to $5 million of our outstanding common shares, effective December 17, 2008. Repurchases under the new program will be funded with available cash, and made from time to time in either the open market or through private transactions, and will terminate on December 17, 2009. The timing, volume, and nature of share repurchases will be at the discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, effective as of February 11, 2009, which allows repurchases under pre-set terms at times when we are otherwise prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. As of September 30, 2009, we had approximately $4.99 million remaining under the share repurchase program.

Loan Facilities

We believe that we currently maintain a good business relationship with many banks and as of September 30, 2009, we owed $11,460,765 in short term loans. The amount and starting and maturity dates for our bank loans are as follows:

			Interest
		Loan	Rate per	September 30,
Lender	Terms	Period	annum	2009
				(Unaudited)

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$ 733,500

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($439,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	November 20, 2008 to November 19, 2009	6.99%	-

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 29, 2009 to December 30, 2009	5.10%	586,800

Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 of IST.	June 18, 2009 to October 31, 2009(1)	2.75% p/a over HIBOR*	5,160,000

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB3,950,000 ($579,465). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 4,392,000 ($643,000) of iASPEC's accounts receivable due from the Shenzhen Municipal Government	June 30, 2009 to October 29, 2009(2)	5.83%	579,465

Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000). The loan is guaranteed by Mr. Lin, iASPEC, IST, and PST. The loan is collateralized by IST's office buildings. The loan is a three months revolving loan.	September 1,2009 to October 30, 2010	120% p/a over PBOC’s interest rate**.	4,401,000

* - As at September 30, 2009, the HIBOR is 0.87% per annum
** - As at September 30, 2009, the PBOC interest rate is 4.86% per annum for all RMB loans with a term of 6 months or less.
(1) – The loan was renewed through January 31, 2010 on November 1, 2009.
(2) – The loan was renewed through January 30, 2010 on October 30, 2009.

We believe that our currently available working capital should be adequate to sustain our operations at current levels through at least the next twelve months. However, global economic conditions could substantially affect our sales and profitability and our cash position and collection of accounts receivable. See Part II, Item 1A - Risk Factors in this report.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2009:

	Payments Due by Period
		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$920,648	$130,139	$790,509	$-	$-
Software Purchase Commitments	4,147,414	4,147,414	-	-	-
Other Long-Term Liabilities Reflected on our Balance
Sheet	197,180	197,180	-	-	-
Total	$5,265,242	$4,474,733	$790,509	$-	$-

Our VIE, iASPEC, and our operating subsidiary, Bocom, lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2011. Rent expense for the three months ended September 30, 2009 and 2008 was approximately $106,000 and $126,000, respectively. Rent expense for the nine months ended September 30, 2009 and 2008 was approximately $269,000 and $312,000, respectively. Future minimum lease payments under these lease agreements are as follows: $130,139 for the remainder of 2009, $518,419 for 2010, and $272,090 for 2011.

In addition, we entered into several purchase commitments during the period to purchase operating software and a database. The total contract price is approximately $10.98 million (RMB74.82 million). As of September 30, 2009, we paid deposits of approximately $6.83 million (RMB46.54 million). We will pay the remaining contracted amount 30 days subsequent to final testing of the software which we expect to occur before the end of 2009.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make assumptions, estimates and judgments that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management's best estimates and judgments. These accounts and estimates include, but are not limited to, the percentage of completion of sales contracts, valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of plant and equipment and intangibles. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the policies set forth below.

•

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

•

Accounts receivable - Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

•

Valuation of long-lived assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting periods, there was no impairment loss.

•	Revenue recognition - We generate revenues primarily from three sources, (1) hardware, (2) software and (3) system integration services. Our revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and FASB ASC 605.35.

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers’ acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers’ needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with FASB ASC 605.35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. We provide post contract support, or PCS, which includes training and telephone technical support that are not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because: (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/ enhancements offered are minimal and infrequent, we recognize PCS revenue together with the initial fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involve more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with FASB ASC 605.35, using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for PCS are 12 months.

System integration projects are billed in accordance with contract terms, which typically require partial payment at the signing of the contract, at delivery and customer acceptance dates, with the remainder due within a stated period of time not exceeding 12 months. Occasionally, we enter into contracts which allow a percentage of the total contract price to be paid one to three years after completion of the system integration project. Revenues on these extended payments are recognized upon completion of the terms specified in the contract and when collectability is reasonably assured.

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experiences. If non-conforming products are returned due to software issues, we will provide upgrades or additional customization to suit customers’ needs. In cases where non-conformity is a result of integrated hardware, we return such hardware to the original vendor for replacement.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the work completion of work orders, which is estimated to be within one year. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When our estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the accounting period.

•	Goodwill - Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. In accordance with Statement of Financial Accounting Standards, or FASB ASC 350, our management evaluates the carrying value of goodwill annually or when a possible impairment is indicated. We perform our impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2008.

•	Income Taxes - Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with FASB ASC 74, these deferred taxes are measured by applying currently enacted tax laws.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's condensed consolidated financial statements.

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance will result in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

In May 2009, the FASB amended its guidance on accounting for Subsequent Events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended July 3, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

On January 1, 2009, the Company adopted newly effective authoritative guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The Company does not currently have any investments that are accounted for under the equity method. The adoption of this new authoritative guidance did not have an impact on the Company's consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements, and the impact it will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

Accordingly, after adoption, non-controlling interests (approximately $15.4 million and $15.3 million at September 30, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings attributable to non-controlling interest (approximately ($177,000), $67,000, $116,000 and $177,000 for the three and nine months ended September 30, 2009 and 2008, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB. Approximately 99.6% of our revenues and 100% of our consolidated costs and expenses, and consolidated assets for the three months ended September 30, 2009 are denominated in RMB, which is the functional currency of our operating subsidiaries. As a result, we are exposed to foreign exchange risk as our reported revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $158,000 based on our outstanding of revenues, costs and expenses, assets, and liabilities denominated in RMB as of September 30, 2009. As of September 30, 2009, our accumulated other comprehensive income was $5.28 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As of September 30, 2009, we had $11.46 million in short-term bank loans representing a $0.73 million (RMB5 million) short-term bank loan with fixed a interest rate of 5.58% which will be due on June 24, 2010, a $0.59 million (RMB4 million) short-term bank loan with a fixed interest rate of 5.10% which will be due on December 30, 2009, a $0.58 million (RMB 3.95 million) short-term bank loan with a fixed interest rate of 5.8% which will be due on October 29, 2009, a bank term loan for $5.2 million (HK$40 million) with an interest rate of 2.75% per annum over 1/2/3 months HIBOR that is subject to market availability and which will be due on October 31, 2009, and a bank term loan for $4.4 million (RMB30 million) short-term bank loan with an interest rate of 120% of PRC’s interest rate for Renminbi loan during the period which will be due on October 30, 2010. A hypothetical 1% increase in the interest rates for all of our debt outstanding at September 30, 2009, would increase our interest expense by approximately $30,000, thereby reducing our income from operations by 0.39% for the three months ended September 30, 2009.

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

Accounts Receivable

There is an increased risk that we could suffer unrecoverable losses on our accounts receivable which could adversely affect our financial results. We extend credit to our customers in the normal course of business and generally do not require collateral. As a result, management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and aging analysis. Our allowance for doubtful accounts ($979,300 at September 30, 2009 and $399,800 at December 31, 2008) is our best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. At September 30, 2009, accounts receivable were due from 121 customers. Of these, one customer accounted for 21.91% of total accounts receivable. Although we believe that our current reserves for doubtful accounts are adequate in light of current market conditions, and we are not aware of any specific increases in doubtful accounts, if any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivables collections from our customers. We cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarters. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic decline. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our accounts receivable, profitability and results of operations. If management’s judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. Furthermore, since our accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2009.

Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2008, which we are still in the process of remediating as of September 30, 2009, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our annual report on Form 10-K for the year ended December 31, 2008 for the description of these weaknesses.

Changes in Internal Control Over Financial Reporting.

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

On November 17, 2008, our Board of Directors appointed Ms. Wendy Wang, who had over ten years experience in financial reporting, cost accounting, financial planning, forecasting and analysis, internal controls and tax planning in sizeable organizations, to serve as our Chief Financial Officer. On August 7, 2009, Ms. Wang resigned for personal reasons and our Board of Directors appointed Ms. Jackie You Kazmerzak as our new Chief Financial Officer. Ms. Kazmerzak is a seasoned executive with more than 10 years of experience in corporate finance and investment management and management is confident that Ms. Kazmerzak has the relevant accounting experience, skills and knowledge in the preparation of financial statements and financial reporting disclosures in accordance with US GAAP and applicable SEC regulations.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations for the nine months ended September 30, 2009, or caused our financial statements as of and for the nine months ended September 30, 2009 to contain a material misstatement. Furthermore, we do not believe that the costs of remediation for the above material weaknesses will have a material effect on the our financial position, cash flows, or results of operations and that we expect to implement these corrective measures by the end of fiscal year 2009.

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

ITEM 1A.         RISK FACTORS.

In addition to factors and risks mentioned in the “Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2008, there is an increased risk that we could suffer unrecoverable losses on our accounts receivable by our practice of offering extended customer credit and payment terms to our customers, together with the current negative global economic conditions. Any such unrecoverable losses could adversely affect our financial results.

We extend credit to our customers in the normal course of business and generally do not require collateral. As a result, management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and aging analysis. Our allowance for doubtful accounts ($979,300 at September 30, 2009 and $399,800 at December 31, 2008) is our best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions and trends, among other factors. At September 30, 2009, accounts receivable were due from 121 customers. Of these, one customer accounted for 21.91% of total accounts receivable. Although we believe that our current reserves for doubtful accounts are adequate in light of current market conditions, and we are not aware of any specific increases in doubtful accounts, if any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts. Global economic activity has undergone a sudden, sharp downturn in 2008 and 2009 resulting in tightened business credit and liquidity. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivables collections from our customers. We cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarters. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic decline. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our accounts receivable, profitability and results of operations. If management’s judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. Furthermore, since our accounts receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.         OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 9, 2009	CHINA INFORMATION SECURITY TECHNOLOGY, INC.

	By:	/s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)