Form 10-K/A
period 2008-12-31
China Information Security Technology, Inc.
filed 2009-11-18
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment  No. 2)

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34076

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	98-0575209
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21st Floor, Everbright Bank Building,
Zhuzilin, Futian District,
Shenzhen, Guangdong, 518040
People’s Republic of China
(Address of Principal Executive Offices)

(+86) 755 -8370-8333
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01	Name of Each Exchange on Which Registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment") amends the China Information Security Technology, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on August 12, 2009 (the "Original Filing"). This Amendment is being filed for the sole purpose of re-filing Exhibits 10.25, 10.27 and 10.28 of the Original Filing without redactions, to reflect comments received from the Commission. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events.

In accordance with Rule 12b-15, promulgated under the Securities Exchange Act of 1934 as amended, the complete text of Item 15 is included in this Amendment, as well as new certifications by the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. Other than substituting Exhibits 10.25, 10.27 and 10.28 for previously filed forms of such exhibits, no attempt has been made in this Amendment to update other disclosures presented in the Original Filing.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

The financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(2)  Financial Statement Schedules

Not applicable.

(3)  Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 2, 2008, between China Public Security Technology, Inc. and China (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

3.1	Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of Nevada on February 13, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by the Company on April 7, 2008).

3.2	Bylaws of China Information Security Technology, Inc., adopted on February 13, 2008 (incorporated by reference to Exhibit 3.2 of the current report on Form 8-K filed by the Company on April 7, 2008).

4.1	Form of Registration Rights Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on October 25, 2007).

4.2	Common Stock Purchase Warrant issued to Roth Capital Partners, LLC, dated October 29, 2007 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Company on October 30, 2007).

4.3	Common Stock Purchase Warrant issued to Brean Murray, Carret & Co., LLC, dated October 29, 2007 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by the Company on October 30, 2007).

4.4	Registration Rights Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on February 1, 2007).

4.5	Amendment No. 1 to Registration Rights Agreement, dated March 9, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 20, 2007).

4.6	China Information Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 13, 2007).

4.7	Registration Rights Agreement, dated March 26, 2008, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on March 28, 2008).

10.1	Form of Securities Purchase Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 25, 2007).

10.2	Form of Closing Escrow Agreement, dated as of October 25, 2007 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on October 25, 2007).

10.3	Securities Purchase Agreement, dated January 16, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 17, 2007).

10.4	Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.5	Make Good Escrow Agreement, dated January 31, 2007, among the Company, Mr. Jiang Huai Lin, the investors signatory thereto, Roth Capital Partners, LLC and Securities Transfer Corporation, as escrow agent (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.6	Lockup Agreement, dated January 31, 2007, among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.7	Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among Shenzhen iASPEC Software Engineering Company Limited, the shareholders of iASPEC who are signatories thereto, including Jiang Huai Lin, Public Security Technology (PRC) Co., Ltd., China Information Security Holdings Limited and the Company (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.8	Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Public Security Technology (PRC) Co., Ltd. and Shenzhen iASPEC Software Engineering Company Limited and the shareholders of iASPEC party thereto (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on February 1, 2007).

10.9	Management Service Agreement, dated as of August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.10	Guaranty, dated August 1, 2007, by Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.11	Purchase Option Agreement, dated August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.12	Notice of Termination, dated August 1, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on August 6, 2007).

10.13	Letter Agreement, dated as of September 12, 2007, among Public Security Technology (PRC) Co., Ltd., Shenzhen iASPEC Software Engineering Company Limited, Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A filed by the Company on September 14, 2007).

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

10.25*	Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008.

10.26

Purchase Contract between Dell (China) Company Limited and Information Security Software Company Ltd., dated January 1, 2008 (incorporated by reference to Exhibit 10.26 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.27*	General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008.

10.28*	Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008.

10.29

Employment Agreement, dated January 25, 2007, between the Company and Jiang Huai Lin (incorporated by reference to Exhibit 10.29 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.30

Employment Agreement, dated November 17, 2008, between the Company and Wendy Wang (incorporated by reference to Exhibit 10.30 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.31	Employment Agreement, dated August 12, 2008, between the Company and Yi Fu Liu (incorporated by reference to Exhibit 10.31 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.32

Employment Agreement, dated August 12, 2008, between the Company and Zhi Xiong Huang (incorporated by reference to Exhibit 10.32 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.33

Employment Agreement, dated August 12, 2008, between the Company and Zhi Qiang Zhao (incorporated by reference to Exhibit 10.33 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.34

Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 3, 2008).

14	Amended and Restated Code of Ethics, adopted on December 25, 2007 (incorporated by reference to Exhibit 14 of the annual report on Form 10-K filed by the Company on March 31, 2008).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the annual report on Form 10-K filed by the Company on March 16, 2009).

23	Consent of GHP Horwath, P.C. (incorporated by reference to Exhibit 23 of the annual report on Form 10-K filed by the Company on March 16, 2009).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: November 18, 2009	/s/ Jiang Huai Lin Jiang Huai Lin Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2009	/s/ Jackie You Kazmerzak Jackie You Kazmerzak Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2009.

SIGNATURE	CAPACITY	DATE

/s/ Jiang Huai Lin Jiang Huai Lin	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 18, 2009

/s/ Jackie You Kazmerzak Jackie You Kazmerzak	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 18, 2009

s/ Zhiqiang Zhao Zhiqiang Zhao	Director and Chief Administrative Officer	November 18, 2009

s/ Qiang Lin Qiang Lin	Director	November 18, 2009

s/ Remington Hu Remington Hu	Director	November 18, 2009

s/ Yun Sen Huang Yun Sen Huang	Director	November 18, 2009