Form 10-K
period 2009-12-31
China Information Security Technology, Inc.
filed 2010-03-05
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]          No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]          No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]          No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [   ]         Non-Accelerated Filer [   ]       Accelerated Filer [ X ]       Smaller Reporting Company [   ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]          No [ X ]

The aggregate market value of the 20,992,548 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $60,038,687.28 as of June 30, 2009, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.86 per share, as reported by Quotemedia, Inc.

There were a total of 51,805,787 shares of the registrant’s common stock outstanding as of March 2, 2010.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

  “Bocom” are to Shenzhen Bocom Multimedia Display Technology Co., Ltd, a PRC company,

  “China” and “PRC,” are to the People's Republic of China,

  “CIST,” “we,” “us,” or “our” and the “Company” are to the combined business of China Information Security Technology, Inc. and its wholly-owned subsidiary, CPSH; along with CPSH's wholly-owned subsidiaries, IST and ISSI, and ISSI's wholly-owned subsidiary, ISS; and ISIID, and its operating PRC subsidiary, Bocom; iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 57% majority owned subsidiary, Geo; and Kwong Tai, and its wholly-owned PRC subsidiary, Zhongtian; and HPC, and its wholly-owned PRC subsidiary, Huipu,

  “CPSH” are to China Public Security Holdings Limited, a British Virgin Islands company,

  “Geo,” are to Wuda Geoinformatics Co., Ltd., a PRC company,

  “Hong Kong,” are to the Hong Kong Special Administrative Region of China,

  “iASPEC” are to iASPEC Software Co., Ltd., a PRC company,

  “ISIID,” are to Information Security International Investment and Development Limited, a Hong Kong company,

  “ISS,” are to Information Security Software (China) Co., Ltd., a PRC company,

  “ISSI” are to Information Security Software Investment Limited, a Hong Kong company,

  “IST” are to Information Security Technology (China) Co., Ltd., a PRC company,

  “Kwong Tai,” are to Kwong Tai International Technology Limited, a Hong Kong company, and

  “Zhongtian,” are to Shenzhen Zhongtian Technology Development Company Ltd. a PRC company.

  “HPC” are to HPC Electronics (China) Company Limited (formerly, Topwell Treasure Ltd.("Topwell")), a Hong Kong company, and

  “Huipu” are to Huipu Electronics (Shenzhen) Co., Ltd. a PRC company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Our Business

We are a leading provider of integrated solutions for the digital security sector, the Geographic Information Systems, or GIS sector, and the digital hospital information sector. We provide a broad portfolio of fully integrated solutions and services, including First Responder Coordination Platform, Intelligent Recognition System, Residence Card Information Management System, Police-use and Civil-use GIS products, and Digital Hospital Information System, as well as high-end multimedia display systems and technology.

We are headquartered in Shenzhen, China and our common stock is listed on the Nasdaq Global Select Market. As of December 31 2009, we had more than 1,400 employees and 11 sales offices nationwide. We were founded in 1993.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important governmental departments in China, including the Ministry of Public Security, the public security, fire fighting, traffic and police departments of several provinces, the Shenzhen General Station of Exit and Entry Frontier Inspection, and several provincial personnel, urban planning, civil administration, land resource, and mapping and surveying bureaus. Over the past several years, we have diversified our customer base beyond our local reach. In the future, we expect to continually expand our market and product offerings in the public and other sectors, through active industry consolidation and enhancement of our technical capabilities.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement, or MSA, among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2009, 2008 and 2007, 48.6%, 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC.

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

The Management Service Agreement contained a true-up provision which required iASPEC and IST, on or before September 30, 2007, to calculate all prior amounts owed to IST under the Turnkey Agreement, and required iASPEC to pay such amounts. The parties were required to calculate the cumulative net profit/net losses of iASPEC from October 9, 2006, when iASPEC commenced its contractual relationship with IST, through the commencement date of the Management Service Agreement, and iASPEC was required to pay the amount due to IST, if there was a net received profit, while IST was obligated to reimburse any amount to iASPEC if there was a net loss. “Net Received Profit” means the net received profit of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a positive number. “Net Losses” means the net losses of iASPEC, calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a negative number. The calculated true-up amount of $7,005,183 was paid by iASPEC to IST as of December 31, 2007.

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

As a result of the restructuring of its relationship with iASPEC, iASPEC became a variable interest entity of our Company. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity. In such cases consolidation of the VIE is required by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership. While we have held an economic interest in iASPEC since October 9, 2006, the Management Service Agreement and the Option Agreement have now given us control over the business and operations of iASPEC. As a result, iASPEC’s financial data is subject to consolidation with our financial data, commencing July 1, 2007. For more details regarding the Management Service Agreement and Option Agreement, see our Current Report on Form 8-K filed with the SEC on August 6, 2007.

On December 13, 2009, IST, iASPEC and Mr. Lin, as the sole iASPEC Shareholder, amended and restated the MSA (the "Amended and Restated MSA"), pursuant to which IST will continue to provide management and consulting services to iASPEC, subject to the following changes:

  iASPEC agreed that IST will be entitled to receive ninety five percent (95%) of the Net Received Profit of iASPEC during the term of the Agreement, to be calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a positive number. iASPEC is obligated to calculate and pay the Net Received Profit due to IST no later than the last day of the first month following the end of each fiscal quarter;

  Mr. Lin agreed to enter into a pledge agreement with IST to pledge all his equity interests in iASPEC as security for his and iASPEC's fulfillment of their respective obligations under the MSA, and to register the pledge agreement with the local AIC (administration for industry and commerce);

  Mr. Lin confirmed his status as the sole iASPEC Shareholder and his assumption of all the obligations of the iASPEC Shareholder under the agreement, including a confirmation of his continuing obligation under the written guaranty, dated August 1, 2007, executed by the iASPEC Shareholders in connection with the MSA;

  Based on iASPEC’s needs for its development and operation, IST has the right, from time to time, at its sole discretion, to provide iASPEC with capital support either as an entrustment of funds to iASPEC, or as an advance to Mr. Lin, as iASPEC Shareholder, for the sole purpose of making a capital contribution to iASPEC for use in the business of iASPEC; provided that, any such advance for capital contribution will be evidenced by an "advance agreement" in the form attached to the Amended and Restated MSA; and

  IST agreed that it will not interfere in any business of iASPEC covered by iASPEC’s State Secret related Computer Information System Integration Certificate, including but not limited to, seeking access to relevant documents regarding such business; provided, however, that iASPEC agreed that it will cooperate with the requests of the Company as necessary to comply with the Company’s reporting obligations to the Securities and Exchange Commission.

For details regarding the terms of the MSA and the Equity Transfer Agreement, see the Company’s Current Reports on Form 8-K filed on August 6, 2007, July 3, 2008, and December 17, 2009, respectively.

Acquisition of Fortune Fame

On November 7, 2007, we acquired 100% of the equity interests of Fortune Fame, and its operating PRC subsidiary, ISS, for which we paid approximately $7.1 million in cash and issued 883,333 shares of its common stock. Of the 883,333 shares of common stock, 383,333 shares were issued to Cheer Crown International Investment Limited, or Cheer Crown, and 500,000 shares were issued to Mr. Gao, the Chairman of ISS’s Board of Directors. Under the terms of the acquisition agreement, Mr. Gao, agreed to continue on as the Chairman of ISS. Mr. Gao also agreed that he will return 250,000 shares of our common stock if Fortune Fame does not meet certain net income targets in 2008, and 250,000 shares if Fortune Fame does not meet certain net income targets in 2009. The targets were met in both 2008 and 2009.

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

Under the terms of the stock purchase agreement dated September 23, 2008, Wide Peace is obligated to return 355,164 of the purchased shares to us if Zhongtian does not attain an audited minimum after tax net income, or ATNI, of $2,200,000 for fiscal year 2009, and an additional 355,164 of the shares if Zhongtian does not attain an audited minimum ATNI of $2,860,000 for fiscal year 2010. If the audited ATNI of Zhongtian for either 2009 and 2010, as reflected in its audited accounts prepared in compliance with United States generally accepted accounting principles, meets the respective thresholds for 2009 and 2010, then the pledged shares for each such period will be released from the pledge whenever the applicable threshold is attained. However, if the audited ATNI for 2009 or 2010 fails to reach the applicable threshold, then Wide Peace is obligated to transfer title to and deliver such pledged shares to us. The 2009 targets were met by Zhongtian. For more details regarding the Zhongtian transaction, see our Current Reports on Form 8-K filed with the SEC on September 29, 2008 and November 3, 2008.

Recent Developments

Acquisition of Huipu

On October 1, 2009, we completed the acquisition of Topwell Treasure Ltd., or Topwell, a Hong Kong limited company, and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd., or Huipu, for an aggregate purchase price of $16,000,000, pursuant to a Share Purchase Agreement, dated August 28, 2009, among the Company, its wholly-owned subsidiary, CPSH, and Rita Kwai Fong Leung, the sole shareholder of Topwell. We paid $8,000,000 (approximately RMB54,640,000) of the purchase price in cash on September 30, 2009, and we are obligated to pay on or before December 31, 2009, the remaining $4,000,000 of the purchase price in 1,101,930 shares of our common stock valued at $3.63 per share (based on the average of the closing price of our common stock on Nasdaq for the 20 trading days prior to August 28, 2009).

We are also obligated to issue and deliver to Ms. Leung an additional 1,101,930 shares of our common stock in accordance with a make good provision in the purchase agreement, if Topwell attains certain audited consolidated after tax net income, or ATNI thresholds for fiscal years 2010 through 2012, as follows:

Year Ending December 31,	ATNI Thresholds (in USD)	CIST Common Stock Issuable
2010	Equal to or greater than $4,000,000	413,223
	Equal to or greater than 3,600,000 but less than $4,000,000	371,900
	Equal to or greater than $3,200,000 but less than $3,600,000	330,578
	Less than $3,200,000	- 0 -
2011	Equal to or greater than $5,200,000	413,223
	Equal to or greater than $4,680,000 but less than $5,200,000	371,900
	Equal to or greater than $4,160,000 but less than $4,680,000	330,578
	Less than $4,160,000	- 0 -
2012	Equal to or greater than $6,760,000	275,484
	Equal to or greater than $6,084,000 but less than $6,760,000	247,936
	Equal to or greater than $5,408,000 but less than $6,084,000	220,387
	Less than $5,408,000	- 0 -

As result of the transaction, Topwell and Huipu became indirect wholly-owned subsidiaries of the Company.

Huipu is a leading developer and manufacturer of customized LCD & Plasma display systems in China and, the holder of numerous technology patents, trademarks, certifications and licenses. Huipu is a well-recognized brand within the industry and has a broad customer base covering 27 provinces/regions. Huipu's products are manufactured at its production facilities in China and are sold through a network of distributors nationwide. Its customers are represented in a wide variety of industries, including the public security, government, trade, media, transportation and tourism industries.

Currently, Huipu's customized LCD & Plasma displays are integrated in systems deployed in all business segments that we serve, and we have closely collaborated with Huipu in the past to deliver integrated systems to common customers. Going forward, we plan to discontinue Huipu’s low-end business lines and focus on Huipu’s high-end and innovative products while integrating Huipu into our current business. Our goal is to leverage Huipu’s wide distribution network and large client base to expand our market share in the DIST, GIS and Digital Hospital markets. While the Company anticipates moderate contribution from Huipu to its year 2009 financial results, management believes that Huipu will make meaningful contributions to its projected earnings in year 2010 and beyond.

Registered Direct Offering

On January 12, 2010, the Company closed a Securities Purchase Agreement, dated as of January 7, 2010 with certain purchasers pursuant to which: (i) the Company sold a total of 1,652,033 shares of its common stock, par value $0.01 per share and (ii) Mr. Jiang Huai Lin, the Company’s Chief Executive Officer sold a total of 1,600,000 shares of Common Stock held by him, for an aggregate purchase price of approximately $20 million, or $6.15 per share. The Purchasers also received from the Company warrants to purchase an aggregate of 813,008 shares of Common Stock at an exercise price of $6.15. The Warrants were exercisable for 45 days beginning on the date of the initial issuance of the Warrants. The securities were sold pursuant to the Company’s shelf registration statement on Form S-3 declared effective by the SEC on November 23, 2009 (File No. 333-159375). A prospectus supplement related to the offering was filed with the SEC and delivered to the Purchasers. Prior to the expiration of the Warrants, certain of the Purchasers exercised Warrants for the purchase of an additional 41,250 shares of Common Stock for aggregate gross proceeds to the Company of $253,687.50. The Company may use the net proceeds from the offering for working capital purposes but may not use such proceeds for: (a) the satisfaction of any portion of the Company’s debt (other than payment of trade payables in the ordinary course of the Company’s business and prior practices), (b) the redemption of any Common Stock or Common Stock Equivalents, (c) the settlement of any outstanding litigation or (d) in violation of the FCPA or OFAC regulations.

Rodman & Renshaw, LLC acted as the Company’s exclusive placement agent in connection with the offering and as consideration of its services to the Company, received a commission equal to 5.0% of the gross proceeds of the offering, including proceeds from the sale of Mr. Lin’s shares. Rodman’s commission was paid on a pro rata basis by the Company and Mr. Lin relative to their respective amount of gross proceeds from the sale of the securities. The Company was also obligated to pay a cash fee out of any proceeds from the exercise of the Warrants, equal to 5% of the aggregate cash exercise price received by the Company upon such exercise, if any; provided that such fee will be reduced to the extent that Rodman’s aggregate compensation for the offering, as determined under FINRA Rule 5110, would otherwise exceed 8%. Rodman received an additional $12,684 in fees in connection with the exercise of Warrants. For details regarding the offering see the Company’s current report on Form 8-K filed on January 7, 2010.

Mr. Lin received aggregate gross proceeds of $9.84 million from the sale of his 1,600,000 shares of Common Stock in the offering. On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's board of directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note to Mr. Lin, in the principal amount of $5 million The note is due and payable on January 14, 2011, and is convertible into shares of the Company's Common Stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Note).

Corporate Structure

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

Industry Overview

General

Over the past two decades, the PRC government has encouraged the development and use of new technologies for information and communication (or ICTs) and their application in all spheres of government, industry, education and culture. The term "Informatization" or "xinxihua" has been coined in China to describe the overall process of ICT application in China and has in recent years become a linchpin of central and many local economic development strategies.

As a part of the Informatization process, the PRC government has launched a series of online programs to accelerate its pace of implementing and using information technology. For example, the Golden Shield Program promotes the use of information technology for public security services. The Public GIS platform aims to integrate the functions of multiple government departments by using the GIS technology. The Golden Health Program strives to improve the efficiency of public health management by using digital hospital technologies. All these initiatives are of top priority to the Chinese government and are driving the demand for out DIST, GIS and DHIS offerings.

Global GIS Industry

The GIS field is a rapidly growing field that identifies data according to location. GIS incorporates geographical features with data in order to assess real world problems. In the strictest sense, a GIS is a computer system capable of capturing, storing, analyzing, and displaying geographically referenced information. The term GIS also includes the procedures, operating personnel, and spatial data that go into the system.

The power of a GIS comes from the ability to relate different information in a spatial context and reach a conclusion about this relationship. Most of the information we have about our world contains a location reference, placing that information at some point on the globe. However, GIS can be used to emphasize objects on a map, their absolute location on the Earth's surface and their spatial relationships, in a series of attribute tables—the "information" part of a GIS. For example, while a computer-aided mapping system may represent a road simply as a line, a GIS may also recognize that road as the boundary between wetland and urban development between two census statistical areas. A GIS, therefore, can reveal important new information (such as whether features intersect or whether they are adjacent) that leads to better decision making or solutions.

Data Capture and Integration – In order to utilize a GIS, data must be directly entered into (or captured by) a GIS in digital form, that is, in a form the computer can recognize. A GIS can also convert existing digital information, which may not yet be in map form, into forms it can recognize and use. Map data may also be created by (1) digitizing maps by hand-tracing with a computer mouse on the screen or on a digitizing tablet to collect the coordinates of features, (2) using electronic scanners to convert maps to digits, or (3) uploading coordinates from Global Positioning System or GPS receivers into a GIS. Once a time-consuming process, the data capture process is now made easier by the development in the GIS industry of software tools to automatically extract features from satellite images or aerial photographs and create databases in map form for use in a GIS. Information Retrieval and Data Output – With a GIS you can "point" at a location, object, or area on the screen and retrieve recorded information about it from off-screen files. For example, using scanned aerial photographs as a visual guide, you can ask a GIS about the location of a fire, analyze the area around the fire and determine conditions of adjacency (what is next to it), containment (what is enclosed by it) and proximity (how close is something to it).

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

Data – Data is the core of any GIS. There are two primary types of data that are used in GIS, data in geodatabases and attribute data. A geodatabase is a database that is in some way referenced to locations on earth. Geodatabases are grouped into two different types: vector and raster. A vector image is stored as geometric objects, such as lines and arcs, which are drawn between specific coordinates. If you magnify a vector image you see the lines more accurately, and the line edges stay smooth. A raster image is made up from pixels, like the picture obtained from a scanner, or the screen image on a computer monitor, and has a finite amount of detail which is dependent upon the image size and resolution. However, the closer you look at a raster image the coarser it appears and you don't see any extra detail. Vector drawings are utilized in GIS and other applications where accuracy is important. Usually coupled with this data is data known as attribute data. Attribute data are data that relate to a specific, precisely defined location. The data are often statistical but may be text, images or multi-media. These are linked in the GIS to spatial data that define the location.

People – Well-trained people knowledgeable in spatial analysis and skilled in using GIS software are essential to the GIS process.

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

Our Growth Strategy

Our objective is to be the leading provider of integrated solutions for public security information technology, GIS, and related software service operations, as well as digital hospital systems in China. Our intelligence solutions can help organizations make more insightful decisions and improve the efficiency of their internal processes. Our strategy for achieving this objective includes the following key elements:

  Expand geographic footprint to cover all major markets in China - We intend to leverage our strengths to expand into new geographic markets. For the fiscal year ended December 31, 2009, approximately 58% of our total revenue was generated through our operations in the Guangdong Province. We also have established offices in Guangzhou and Beijing, and work through representatives in Changsha, Hunan Province, in Nanning, Guangxi Province, in Nanchang, Jiangxi Province, in Wuhan, Hubei Province, in Xi’an, Shanxi Province, as well as in Shanghai and Chongqing Municipalities. Our nationwide distribution network in China covers 32 provinces and provincial cities throughout China. Our long-term plan is to manage our national operations through offices in six geographic hubs located in Guangzhou, Beijing, Shanghai, Wuhan, Chongqing and Xi'an. We believe that expanding our presence in new geographic areas will allow us to increase our cross-selling opportunities for our product and service offerings.

  Strengthen R&D capability to enhance and expand core products and further penetrate customer base – To provide our clients with innovative solutions, we expect to offer additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

  Continue to maintain our leading position in the rapidly growing public security technology market – We plan to leverage our strong brand recognition to obtain new customers and new projects from existing customers of our: (1) First Responder Coordination Platform, (2) Intelligent Recognition System and (3) Residence Card Information Management System product lines.

  Pursue strategic acquisitions to complement strong internal growth – We adhere to a focused and disciplined approach to identify, execute and integrate acquisitions. We intend to target acquisitions that enable geographic expansion, enhance our technological capabilities and competitive advantages, provide licensing and recurring revenue opportunities and propel our expansion into markets populated by high growth enterprises.

  Enhance our capabilities – We strive to improve our existing capabilities and develop new ones. We plan to leverage our PGIS strength and the acquisition of Geo to target planned expansion into civil-use GIS, enterprise class information security markets and other government sectors. Geo was founded in 1999 by Wuhan University, a leading university in Asia for GIS- related studies. Geo develops and sells GIS software, contracts surveying and mapping projects, produces space measurement data and provides technical consulting and supervision services for GIS projects. We also plan to capitalize on the acquisition of Zhongtian and its patented Medical Case Statistics Software to serve the growing demand for digital hospital and electronic medical record, or EMR, systems in China. Zhongtian is focused on the development and sale of Hospital Information Management Software in order to help build modern, scientific and digitized hospitals. Its products are widely used to efficiently manage hospital fiscal information, clinical information, medical technologies, equipment and inventory, as well as other comprehensive hospital information. We also plan to continue providing our superior E-Government Platform and to maintain strong relationships with our current clients.

We expect to execute these key elements of our growth strategy through a combination of investments in internal initiatives and through acquisitions. Internal initiatives will focus on expanding capacity and enhancing our technology and services capabilities. We also intend to focus on acquisition targets in regions into which we plan to expand and that produce complementary products and services.

Our Products and Services

Through the operations of our China-based subsidiaries and the subcontracting services provided for in our MSA with iASPEC, we are a provider of integrated solutions for the digital security sector, full-service GIS solutions, as well as digital hospital solutions in China. Our products and services can be separated into three categories: (1) Digital Information Security Technology, which is comprised of our First Responder Coordination Platform, our Intelligent Recognition System and our Residence Card Information Management System; (2) Geographic Information Systems (GIS) applications and services; and (3) Digital Hospital Information Systems.

Digital Information Security Technology

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

Intelligent Recognition Systems – Our Intelligent Recognition product is used by the Ministry of Public Security for effective border control management. The Recognition System stores biometric information, such as finger-prints and facial features from passengers in a database and integrates it with infrared and license plate recognition technologies to enable the automation of border control checkpoints for faster and more accurate processing of passengers, while at the same time helping to safeguard borders from stowaways, and greatly improving overall efficiency and the effectiveness of border control management.

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

In January 2010, China’s State Bureau of Surveying and Mapping announced its plan to build a National Geographic Information Public Service Platform. The whole program will include the construction of one national level master node, 31 provincial level nodes, and 333 city level nodes throughout China, and each city level node will centralize approximately 20 local government departments’ different applications. This program aims to improve the capability and efficiency of geographic information public service, and optimize the utilization of national geographic information resources in China. The whole program will be completed in 5 years.

Digital Hospital Information Systems

We provide various hospital information management software and solutions, such as Medical Case Statistics Software and Electronic Medical Case Management System, to help build modern, scientific and digital hospitals. Our products have been widely used to efficiently manage hospital fiscal information, clinic information, medical technologies, equipment and inventory, as well as comprehensive hospital information.

Medical Case Statistics Software serves the growing demand for digital hospital and electronic medical record (EMR) systems in China. Medical records, including health examinations, medical care, immunity or infectious diseases, will be integrated into one centralized system so that doctors within the network can review a patient’s complete medical history. Such digital hospital systems are expected to reduce medical errors and improve the efficiency of delivering healthcare services, so as to benefit patients, while helping to minimize medical claims fraud. CIST’s Medical Case Statistics Software can also be used to provide public health authorities with an integrated command and decision system for public health and disease control.

CIST’s Electronic Medical Case Management System is able to integrate Hospital Information System (HIS), Laboratory Information System (LIS), Picture Archiving & Communication System (PACS), Radiology Information System (RIS) and Corporate Identity System (CIS), to digitize all clinic information. The System also provides access interfaces with related agencies such as Social Insurance and Bank.

Impact of Huipu Acquisition on Product Offerings

As disclosed elsewhere in this report, we have recently acquired Huipu Electronics, a leading developer and manufacturer of customized LCD & Plasma display systems in China and, the holder of numerous technology patents, trademarks, certifications and licenses. Huipu is a well-recognized brand within the industry and has a broad customer base covering 27 provinces/regions. Huipu's products are manufactured at its production facilities in China and are sold through a network of distributors nationwide. Its customers are represented in a wide variety of industries, including the public security, government, trade, media, transportation and tourism industries

Currently, Huipu's customized LCD & Plasma displays are integrated in systems deployed in all business segments that we serve, and we have closely collaborated with Huipu in the past to deliver integrated systems to common customers. Going forward, we plan to discontinue Huipu’s low-end business lines and focus on Huipu’s high-end and innovative products while integrating Huipu into our overall business. Our goal is to leverage Huipu’s wide distribution network and large client base to expand our market share in the DIST, GIS and Digital Hospital markets. While the Company anticipates moderate contribution from Huipu to its year 2009 financial results, management believes that Huipu will make meaningful contributions to its projected earnings in year 2010 and beyond.

Product Warranty

Our Company usually offers a one-year service warranty for our system integration services. The warranty includes support services, minimal updates and system maintenance. In our experience the cost of providing this warranty has been immaterial. We also offer warranties for our hardware sales, but the suppliers of such hardware provide the final warranty services.

Our Intellectual Property

We currently have the following registered and copyrighted software products through our wholly-owned Chinese subsidiaries IST, ISS, Bocom Multimedia, Zhongtian and Huipu, as well as numerous software licenses from iASPEC and its controlling subsidiary Geo. under our Management Service Agreement with iASPEC.

Registration Code	Year Issued	Name	Version
SHEN DGY-2007-0862	2007	IST Workflow Software	V1.0
SHEN DGY-2007-0861	2007	IST Search Engine Software	V1.0
SHEN DGY-2007-0361	2007	IST Short-message Service Platform Software	V1.0
2008SR14122	2008	IST General Office Automated System	V1.0
2008SR14121	2008	IST Content Management System	V3.0
2009SR020366	2007	Bocom Multimedia Display Server Software	V 4.0
2009SR020367	2007	Bocom Multimedia Screen Printing Software	V 4.0
2009SR020370	2007	Bocom Multimedia Device Server Software	V 4.0
2009SR020368	2007	Bocom Multimedia Customer End Software	V 4.0
SHEN DGY-2007-0761	2007	ISS Supplier Management Software	V 1.0
2007SR09783	2006	ISS GPS Terminal Security Management Software (XAGPS)	V 1.0
SHEN DGY-2007-0337	2007	ISS GPS Terminal Security Management Software	V 1.0
2008SR36215	2008	ISS General Office Automation System	V 1.0
SHEN DGY-2007-0759	2007	ISS Content Management Software	V 1.0
2008SR36216	2007	ISS Content Management Software	V3.0
2009SR0237357	2008	ISS Electronic Medical Record Software	V1.0
2009SR048834	2009	ISS e-Government Management System	V1.0
2009SR048816	2008	ISS e-Shopping Mall Management System	V1.0
2009SR041627	2008	ISS PACS System	V1.0
2009SR048836	2009	ISS Airport VIP Service Management System	V1.0
2009SR041630	2009	ISS Harbor Operations of Dangerous Goods Management System	V1.0
2009SR048814	2008	ISS Workstation for Hospital Physicians	V1.0
2006SR03209	2006	Zhongtian Doctor Work Station System	V1.0
2005SR03778	2005	Zhongtian Hospital Information Management System	V2.0
2008SR06203	2008	Zhongtian Mobile Diagnosis System	V1.0
2008SR06202	2008	Zhongtian Electronic Medical Record Software	V1.0
2008SR06204	2008	Zhongtian Picture Archiving & Communication System	V1.0
2008SR10992	2008	Zhongtian Hospitalization Management System (JAVA)	V1.0
2008SR10993	2008	Zhongtian Hospitalization Work Station System (JAVA)	V1.0
2008SR10994	2008	Zhongtian Outpatient Charging System	V1.0
2008SR10091	2008	Zhongtian Outpatient Work Station System	V1.0
2008SR10995	2008	Zhongtian Pharmacy Management System	V1.0
2008SR06205	2008	Zhongtian Office Application System	V1.0
2009SR045070	2008	Zhongtian Nurse Work Station System	V3.0
2009SR045071	2008	Zhongtian Warehouse Management System	V2.0
2009SR057183	2009	Zhongtian Clinic & Emergency Registration System	V3.0
2009SR045069	2009	Zhongtian Hospitalization Charging System	V3.0
2009SR031618	2009	Huipu Hotel All-in-one Machine Software	V2.0
2009SR031620	2009	Huipu LCD Software	V2.0
2009SR031622	2009	Huipu Plasma TV Software	V2.0
2009SR031617	2009	Huipu Hotel All-in-one Computer Software	V2.0

Registration Code	Year Issued	Name	Version
2004SR09334	2004	iASPEC Case Tracking Management System	V 2.0
2004SR09335	2004	iASPEC Application Envelope System	V 2.1
2004SR09336	2004	iASPEC Quality System Document Management System	V 2.2
2004SR09337	2004	iASPEC e-Logistics Support Management System	V 2.0
2004SR09338	2004	iASPEC Secured and Audited Message Switching System	V 2.5
2004SR09084	2004	iASPEC Project e-Time Tracker Management System	V 2.0
2004SR09085	2004	iASPEC Application e-Monitor System	V 3.3
2004SR09086	2004	iASPEC Remote Administered Distributed Application Architecture System	V 2.1.3
2004SR09087	2004	iASPEC Community and Establishment Management System	V 1.1
2004SR09088	2004	iASPEC Document and Work Flow Management System	V 3.0
2004SR09089	2004	iASPEC e-Community Management and Service System	V 1.0
2006SR11589	2006	iASPEC Content Management System	V 1.0
2006SR11590	2006	iASPEC Three In One Police Computer Assistant Dispense System	V 1.0
2006SR11591	2006	iASPEC Police Force General Management System	V 1.0
2006SR11592	2006	iASPEC General Office Automation System	V 1.0
2006SR11593	2006	iASPEC Police Geographic Information System	V 1.0
2008SR20992	2008	iASPEC Integrated Achieves Management System	V 2.1
2009SR016630	2009	iASPEC iPGISDecktop System	V 1.0
2009SR018644	2009	iASPEC Ipgis Web System	V 1.0
2009SR026386	2009	Geo GeoGlobeVision	V 2.1
2009SR015186	2009	Geo GeoGlobe	V 3.0
2008SR21737	2008	Geo GeoOne	V 1.0
2008SR17264	2008	Geo GeoSurf	V 5.2
2008SR17263	2008	Geo GeoPOD	V 1.0
2008SR17262	2008	Geo GDC	V 2.0
2008SR16551	2008	Geo 3DIGIS	V 1.0
2008SR08403	2008	Geo GeoGlobe	V 2.0
2008SR03710	2008	Geo GeoCityGrid	V 1.0
2007SR13730	2008	Geo GeoDodging	V 4.0
2008SR19555	2008	Geo GeoLand Suite	V 2.0
2007SR17292	2007	Geo GeoStar	V 5.2
2005SR04396	2005	Geo GeoStar	V 4.0
2005SR04016	2005	Geo GeoImageDB	V 4.0
2005SR04015	2005	Geo GeoDEMDB	V 4.0
2005SR03923	2005	Geo CCGIS	V 4.0
2005SR04014	2005	Geo GeoSurf	V 4.0
2003SR4257	2003	Geo GeoUP	V 1.0
2001SR5344	2001	Geo GeoImageDB NT	V 3.1
2001SR5347	2001	Geo GeoGrid NT	V 3.1
2001SR5349	2001	Geo GeoTIN NT	V 3.1
2001SR5350	2001	Geo GeoSurf NT	V 3.1
2001SR5348	2001	Geo GeoImager NT	V 3.1
2001SR5346	2001	Geo GeoMap NT	V 3.1
2001SR5345	2001	Geo GeoStar NT	V 3.1
2001SR2419	2001	Geo GeoMap NT	V 1.0
2001SR2417	2001	Geo GeoImagDB NT	V 1.0
2001SR2420	2001	Geo GeoTIN NT	V 3.0
2001SR2416	2001	Geo GeoGrid NT	V 3.0
2001SR2421	2001	Geo GeoSurf NT	V 3.0
2001SR2415	2001	Geo GeoImager NT	V 3.0
2001SR2418	2001	Geo GeoStar NT	V 3.0
2006SR01659	2001	Geo Geo Trading System For Land and Natural Resources	V 3.0

All copyrighted software applications are effective 5 years from the date of registration, and can be renewed annually prior to their expiration date respectively.

In addition, our wholly-owned subsidiaries Bocom Multimedia, Huipu and VIE iASPEC have the following patents in China:

Patent No.	Effective Date	Category	Description	Duration
ZL 2006 2 0014548.2	11/14/2007	Utility Model	Bocom Fiber Signal Access Device of Large Screen Display	10 years
ZL 2006 2 0014546.3	09/12/2007	Utility Model	Bocom General Cable Signal Access Device of Large Screen Display	10 years
ZL 2006 2 0014549.7	09/12/2007	Utility Model	Bocom Bus Signal Access Device of Large Screen Display	10 years
ZL 2007 2 0119649.4	03/21/2008	Utility Model	Bocom Digital Light Display Back Projection Optical Reflector Structure	10 years
ZL 2006 3 0018498.0	01/09/2006	Design	Huipu LCD TV(LWT930)	10 years
ZL 2006 3 0018500.4	01/09/2006	Design	Huipu LCD TV(LWD460-SF)	10 years
ZL 2006 3 0018501.9	01/09/2006	Design	Huipu LCD TV(LWD400-SE)	10 years
ZL 2006 3 0018499.5	01/09/2006	Design	Huipu LCD TV(LAT980)	10 years
ZL 2006 3 0018497.6	01/09/2006	Design	Huipu LCD TV(LWT220-AA)	10 years
ZL 2007 3 0172065.5	10/08/2007	Design	Huipu LCD(LWM952)	10 years
ZL 2007 3 0172066.X	10/08/2007	Design	Huipu LCD(LWM750)	10 years
ZL2008 30153791.7	08/08/2008	Design	Huipu Computer Integrated Machine (LWP1900)	10 years
ZL 2006 2 0015559.2	05/20/2008	Utility Model	iASPEC Police Resource Management System	10 years
ZL2008 2 0213407.2	11/07/2008	Utility Model	iASPEC Anti-Tagging Detection System	10 years
ZL 2008 2 0213406.8	11/07/2008	Utility Model	iASPEC Intelligent Border Control System	10 years

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

Our Major Customers

In fiscal 2009, no single customer represented 10% or more of our total revenue. In fiscal 2008, no single customer other than Huipu represented more than 10% of total revenue. Shenzhen General Station of Exit and Entry Frontier Inspection of the P.R.C. and Shenzhen Municipal Public Security Bureau accounted for 26% and 21%, respectively, of our total revenue in fiscal 2007.

For 2007, revenues were generated by us through our turnkey arrangement with iASPEC for the period from January 1, 2007 to June 30, 2007 and by us through our VIE, iASPEC, during the period from July 1, 2007 to December 31, 2007. We have combined the results of operations of CIST for the period from January 1, 2007 through December 31, 2007 and the results of iASPEC’s operations from January 1, 2007 through June 30, 2007 for purposes of the following 2007 analysis, which is not in accordance with US GAAP since iASPEC’s results were not consolidated into CIST until July 1, 2007 when it became our VIE. The following table provides revenue by our major customers for the years ended December 31, 2009, 2008 and 2007.

Year 2009
Name	Revenues	Percentage of
	(in thousands	Total Sales
	of US dollars)
Haikou Boshuntong Software Development Company	$6,288	6%
Shenzhen Longtushenzhou Information Limited	5,204	5%
Shenzhen Municipal Public Security Bureau	4,967	5%
Huipu Electronics (Shenzhen) Co.,ltd (prior to acquisition)	4,566	5%
Shenzhen Tianshengji Technology Limited	4,393	4%
TOTAL	$25,418	25%

Year 2008
Name	Revenues	Percentage of
	(in thousands	Total Sales
	of US dollars)
Huipu Electronic (Shenzhen) Limited	10,663	13%
Shenzhen Dingzhi Information Technology Limited	5,453	6%
Hainan Xin Kerui Software Engineering Limited	5,410	6%
Shenzhen Ai Kemu Computer Technology Limited	4,112	5%
Shenzhen longtushenzhou Information Limited	3,796	4%
TOTAL	$29,434	34%

Year 2007
Name	Revenues	Percentage of
	(in thousands	Total Sales
	of US dollars)
Shenzhen General Station of Exit and Entry Frontier Inspection of P.R.C.	$7,756	26%
Shenzhen City Police Department	6,498	21%
Shantou City Police Department	2,171	7%
Shenzhen City Futian District Information Center	834	3%
Guangzhou Jieqing Computer Co., Ltd.	739	2%
TOTAL	$17,998	59%

Competition

The markets for digital security, GIS and digital hospital sectors in China have developed in recent years but are still in an emerging stage. There are currently only a few key players engaged in these fields, especially in the PGIS area, due to our strong capabilities in mission critical project executions and industry standard setter position. Currently only a few companies could effectively compete with us. Beijing Founder Digital Company Limited and Beijing Easymap Information Technology Co., Ltd., are two PRC-based software development companies in the digital security information technology and GIS markets

However, we believe that we will be able to effectively compete with these companies should they enter the market for our product and service offerings in the future. We believe that our pioneering PGIS platform, our ongoing customer relationships and our reputation for success in the industry have enabled us to maintain this competitive advantage.

Our services are designed to provide our customers with integrated and innovative public safety and security solutions. We believe the following are our key competitive strengths.

  Broad and Growing Portfolio of Software and Services – We offer our customers location-based public security solutions through our growing portfolio of software and services offerings. We are therefore able to provide multiple integrated solutions for our clients. Government agencies use our core products to incorporate location-based data into their decision- making processes to drive more effective results. Through our platforms, our customers can develop customized location- based applications, which can be extended across their agencies to support a variety of needs and generate more valuable intelligence. As a complement to these offerings, we offer related services, such as application development, software upgrades, follow-on phases, and systems integration, which help our customers quickly implement and customize our solutions.

  Successful Implementation of High Profile Contracts – Our management team has a proven track record of successful implementation of high profile government contracts in China. This track record has enabled us to expand our customer base, which has grown beyond its historical geographic area in the Guangdong province and now includes customers in over 32 provinces throughout China. During 2009, we completed several large-scale system integration contracts relating to our First Responder Coordination System, our Intelligent Recognition System and our Residence Card Management System. We have successfully implemented our Consolidated Command System, which combines the functions of the police emergency system, the fire emergency system, and the traffic control emergency system, in Shenzhen, Shantou, Foshan, Yunfu and Zhuhai City, Guangdong Province, in Nanning City, Guangxi Province, in Nanchang City, Jiangxi Province, in Dongfang City, Hainan Province, in Yongzhou, Hunan Province, in Anxi, Fujian Province as well as Chongqing Municipality and Macao. We successfully implemented our Intelligent Recognition System at the Shenzhen Bay Port and the Futian Bay Port, the former of which received official recognition in July 2007 when China's President Hu Jintao inspected the system and became the first passenger to use the crossing. During the fourth quarter of 2009, we signed new contracts totaling $36.7 million from customers in 19 provinces and provincial cities in China. Some important contracts secured in the fourth quarter included: $10 million contract for Phase III of the Shenzhen Residence Card Information Management System; $2.3 million contract for the GIS Display System for Shanghai Zhiying Electronics Co., Ltd.; $1.8 million contract for the Police-use GIS for Hainan Province Public Security Department; $1.3 million contract for the Haikou City Medical Emergency Rescue Center Consolidated Command System; $0.5 million contract for the Geographic Information Public Service Platform for the Shanxi Province Geographic Information Center; $0.6 million contract for the Shenzhen Maternal and Child Health Hospital Data Sharing and Exchange Service Platform.

  Of the fourth quarter's contracts, excluding those of Huipu, 56% were for our Digital Information Security Technology ("DIST") products, 39% were for our Geographic Information Systems ("GIS") products and 5% related to our Digital Hospital Information Systems ("DHIS") products. Management expects that the majority of these contracts will be recognized as revenue in 2010.

  High Barriers to Entry – We believe our qualifications, our successful contract implementation record, and the high cost of switching to other providers provide us with a "first mover" advantage in the PRC market and pose high barriers to entry for our potential competitors. Our VIE entity, iASPEC, holds the Computer System Integration Level 1 license from the PRC Ministry of Information, the Information System Security Service qualification from Guangdong Province and a State Secret- related Computer Information Integration Certificate, and iASPEC's 57% subsidiary, Geo, holds a Level A Certificate of Surveying and Mapping. As discussed above, we are gaining wider market recognition from our successful contract execution record. In addition, after investing in our systems, our existing customers have a strong incentive to purchase follow-on phases from us in order to expedite implementation and save costs.

  Scalability of Platform – We have digitized detailed proprietary information systems data related to Shenzhen City and Guangdong Province that can be leveraged for future civil-use applications in logistics, insurance, and location based services across industries. We believe that we are uniquely positioned to take advantage of future broad scale implementations in our core market sectors.

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

Our Chinese subsidiary IST, is a Shenzhen City Software Enterprise, holds ISO 9001:2000 Certification, Maturity Level 2 of Capability Maturity Model Integration and National High-Tech Enterprise. However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which IST does not have.

Through our exclusive commercial arrangements with iASPEC we benefit from the following governmental licenses and permits previously awarded and currently held by iASPEC:

Name	Duration
Computer System Integration Level One Qualification from PRC Ministry of Information	June 11, 2007 – June 10, 2010
State Secret related Computer Information System Integration Certificate	March 29, 2009- March 29, 2012
Guangdong Province Computer Information System Security Service Qualification	July 22, 2004 (Grant Date, subject to annual renewal)
Shenzhen City High Technology Enterprise Certification	December 31, 2001 (Grant Date, subject to annual renewal)
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Qualification	October 31, 2007 (Grant Date, subject to annual renewal)
Maturity Level 3 of Capability Maturity Model Integration	September 2007 (Grant Date)
ISO 9001:2000 Certification	May 30, 2008 – May 29, 2011
Shenzhen Software Enterprise Certification
Level II of Construction Certificate for Intelligent Project Design & Implementation
National High-Tech Enterprise
Honor the Contract and Keep the Promise Enterprise	June 29, 2005 (Grant Date, subject to annual renewal) December 1, 2008 –December 1, 2011 June 27, 2009- June 27, 2012 June 15, 2009 (Grant Date)

In addition, Bocom Multimedia, ISS, Zhongtian and Huipu hold the following certifications and qualifications:

Holder	Name	Duration
Bocom Multimedia	ISO 9001:2008 Certification	September 24, 2009 – September 24, 2011
Bocom Multimedia Bocom Multimedia Bocom Multimedia Bocom Multimedia	Certificate for China Compulsory Product Certification Shenzhen Software Enterprise Certification Honor the Contract and Keep the Promise Enterprise National High-Tech Enterprise	August 14, 2007 (Grant Date) October 30, 2009 - October 30, 2010 June 15, 2009 (Grant Date) Approved certificate to be received
ISS	ISO 9001:2000 Certification	June 05, 2008 - June 05, 2011
ISS	Shenzhen Software Enterprise Certification	April 09, 2008 (Grant Date, subject to annual renewal)
ISS	Maturity Level 3 of Capability Maturity Model Integration	August 15, 2008 - August 14, 2011
ISS ISS ISS	Computer System Integration Level Three Qualification from PRC Ministry of Information
Honor the Contract and Keep the Promise Enterprise
Guangdong Province Security Technology Surveillance
	System Design, Implementation and Repair Qualification	August 15, 2008 - August 14, 2011 June 15, 2009 (Grant Date) July 18,2008 (Grant Date, subject to annual renewal)
Zhongtian	Computer System Integration Level Four Qualification from PRC Ministry of Information	November 17, 2008 - November 17, 2011
Zhongtian	Shenzhen Software Enterprise Certification	April 29, 2008 (Grant Date, subject to annual renewal)
Zhongtian Zhongtian Huipu Huipu Huipu	Shenzhen High-tech Enterprise Certification Innovation Fund Certificate for Technology Based Firms ISO9001:2000 Certificate ISO14000 Shenzhen High-tech Enterprise Certification	February 22, 2008 (Grant Date, subject to annual renewal)
September 19, 2008- September 19, 2010
June 29 2009-June 28 2012
January 8, 2009-January 8, 2012
October 28, 2005 (Grant Date, subject to annual renewal)

Our Employees

As of December 31, 2009, we had approximately 1,439 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of
Employees
Software Development	557
Sales & Marketing	170
Admin & Human Resources	180
Accounting	48
Corporate Finance	9
Management	21
Production	454
Total	1,439

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

We are not likely to sustain our recent growth rate.

Our revenues have grown significantly in the last few years, primarily resulting from our strategic acquisitions, including our acquisition of Fortune Fame and its operating subsidiary Information Security Development Technology (Shenzhen) Company Ltd., Bocom Multimedia Display Company Limited and the acquisition of Wuhan Wuda Geoinformatics Co., Ltd. by our variable interest entity, iASPEC Software Co., Ltd. Specifically, our revenue has grown 157%, between the fiscal year 2007 and the fiscal year 2006 (including revenue earned by our predecessor in fiscal year 2006) and 181%, between the fiscal year 2008 and the fiscal year 2007. Additionally, our net income has grown 135%, between the fiscal year 2007 and the fiscal year 2006 (including revenue earned by our predecessor in fiscal year 2006) and 78%, between the fiscal year 2008 and the fiscal year 2007. We are not likely to sustain similar growth in revenues or net income in future periods due to a number factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base and our ability to identify and consummate strategic acquisitions. Accordingly, you should not rely on the results of any prior period as an indication of our future financial and operating performance.

Our quarterly operating results are difficult to predict and could fall below investor expectations or estimates by securities research analysts, which may cause the trading price of our common stock to decline.

Our revenues and operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, such as variations in the volume of business from customers resulting from changes in our customers' operations, the business decisions of our customers regarding the use of our products and services, delays or difficulties in expanding our operational facilities and infrastructure, changes to our pricing structure or that of our competitors, inaccurate estimates of resources and time required to complete ongoing projects and currency fluctuations. As many of our employees take long vacations during the Chinese New Year in the first quarter, our revenues in that quarter are relatively low compared to the other quarters. Moreover, our results may vary depending on our customers' business needs and spending patterns. Due to the annual budget cycles of most of our customers, we may not be able to estimate accurately the demand for our products and services beyond the immediate calendar year, which could adversely affect our business planning and may have a material adverse effect on our business, results of operations and financial condition. In addition, the volume of work performed for specific customers is likely to vary from year to year. Thus, a major customer in one year may not provide the same amount or percentage of our revenues in any subsequent year.

These fluctuations are likely to continue in the future and operating results for any period may not be indicative of our performance in any future period. If our operating results for any quarterly period fall below investor expectations or estimates by securities research analysts, the trading price of our common stock may decline.

We generally do not have exclusive or long-term agreements with our customers and we may lose their engagement if they are not satisfied with our products and services or for other reasons.

We generally do not have exclusive or long-term agreements with our customers. As a result, we must rely on the quality of our products and services, industry reputation and favorable pricing to attract and retain customers. There is no assurance, however, that we will be able to maintain our relationships with current and/or future customers. Our customers may elect to terminate their relationships with us if they are not satisfied with our services. If a substantial number of our customers choose not to continue to purchase products and services time from us, it would have a material adverse effect on our business and results of operations.

We face risks once a business is acquired and the acquired companies may not perform to our expectations, either of which may adversely affect our results of operations.

We face risks when we acquire other businesses. These risks include:

  difficulties in the integration of acquired operations and retention of personnel,

  entry into unfamiliar markets,

  unforeseen or hidden liabilities,

  tax, regulatory and accounting issues, and

  inability to generate sufficient revenues to offset acquisition costs.

Acquired companies may not perform to our expectations for various reasons, including the loss of key personnel or, as a result, key customers, and our strategic focus may change. As a result, we may not realize the benefits we anticipated. If we fail to integrate acquired businesses or realize the expected benefits, we may lose the return on the investment in these acquisitions, incur transaction costs and our results of operations could be materially and adversely affected as a result.

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

Historically, a significant portion of our revenues have been derived from a limited number of customers. For the years ended December 31, 2009, 2008 and 2007, 25%, 34% and 59% of our revenues, respectively, were derived from our five largest customers. The loss of any of these significant customers would adversely affect our revenues and stockholder value.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiang Huai Lin, our Chairman and Chief Executive Officer, Jackie You Kazmerzak, our Chief Financial Officer and Zhi Xiong Huang, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Research and development expenses were $2,705,669, $2,596,430 and $797,580 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Jiang Huai Lin, our president and Chief Executive Officer and the beneficial owner of 38.93% of our common stock also beneficially owns 100% of the equity interests in iASPEC, from whom we derived 43%, 48% and 68% of our revenue in the fiscal year ended December 31, 2009, 2008 and 2007, respectively pursuant to existing commercial arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

If iASPEC or its shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with iASPEC. During the fiscal years ended December 31, 2009, 2008 and 2007 we derived 43%, 48% and 68% of our revenues, respectively, from the provision of services to iASPEC customers. A significant portion of these revenues have not yet been collected. Amounts owed by iASPEC under the Management Service Agreement for each quarter will be due and payable no later than the last day of the month following the end of each such quarter. If iASPEC or its shareholders are unwilling or unable to perform their obligations under our commercial arrangements with it, including payment of revenues under the Management Service Agreement as they become due each quarter, we will not be able to conduct our operations in the manner currently planned. In addition, iASPEC may seek to renew these agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control iASPEC, we may not succeed in enforcing our rights under them. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

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

All of the share capital of iASPEC is held by our major shareholder, who may cause these agreements to be amended in a manner that is adverse to us.

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

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

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

If we fail to obtain or maintain all licenses and approvals required to operate our businesses in the PRC, our business and operations may be adversely affected.

Fulfillment of certain Police-Use Geographical Information Services, or PGIS, contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which our subsidiary Information Security Technology (China) Co., Ltd. or IST, does not have. We currently perform PGIS contracts through our VIE, iASPEC, which possesses the requisite licenses and approvals, pursuant to our Management Services Agreement with iASPEC, whereby iASPEC exclusively engages IST as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data). If the PRC government determines that we are operating without the requisite licenses we may become subject to administrative penalties or an order to discontinue our business operations, both of which could have a material adverse effect on our business and results of operations.

The digital security, geographic, and hospital information systems markets in China are highly competitive, and we may fail to compete successfully, thereby resulting in loss of customers and decline in our revenues.

The digital security, geographic, and hospital information systems markets in China are intensely competitive and are characterized by frequent technological changes, evolving industry standards and changing customer demands. We have competition from multiple domestic competitors in each segment. Increased competition may result in price reductions, reduced margins and inability to gain or hold market share.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The increase in the PRC enterprise income tax could result in a decrease of our net income and materially and adversely affect our financial condition and results of operations.

Our PRC subsidiaries are incorporated in the PRC and are governed by applicable PRC income tax laws and regulations. Prior to January 1, 2008, entities established in the PRC were generally subject to a 30% state and 3% local enterprise income tax rate. There were various preferential tax treatments promulgated by national tax authorities that were available to foreign-invested enterprises or enterprises located in certain areas of China. The PRC Enterprise Income Tax Law, or the EIT Law, was enacted on March 16, 2007 and became effective on January 1, 2008. The implementation regulations under the EIT Law issued by the PRC State Council became effective January 1, 2008. Under the EIT Law and the implementation regulations, the PRC has adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked the previous tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, there is a transition period for enterprises, whether foreign-invested or domestic, that received preferential tax treatments granted in accordance with the then prevailing tax laws and regulations prior to January 1, 2008. Enterprises that were subject to an enterprise income tax rate lower than 25% prior to January 1, 2008 may continue to enjoy the lower rate and gradually transition to the new tax rate within five years after the effective date of the EIT Law. As a wholly-owned FIE, our PRC subsidiary, IST, was approved by PRC tax authorities on August 10, 2007, to enjoy a two-year tax exemption, followed by a 50% exemption for three years, retroactive to as of January 1, 2007. Since the EIT Law permits companies, such as IST, that were previously exempt from taxes or that had concessional rates to retain their preferences until the original expiration date the EIT Law does not impact IST's income tax qualification to enjoy a tax exemption in fiscal year 2008 and IST will continue to qualify for a 50% tax exemption for the two years thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. The tax rate for IST in 2009 is 10%. ISS is a foreign invested enterprise incorporated in Shenzhen entitled a preferential enterprise income tax rate of 15% prior to the new EIT law, which was transited to 18% in 2008 and 20% in 2009. We cannot assure you that the preferential income tax rates that we enjoy will not be phased out at a faster rate or will not be discontinued altogether, either of which could result in a decrease of our net income and materially and adversely affect our financial condition and results of operations.

Under the New Enterprise Income Tax, or EIT, Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as "resident enterprises" clarified that dividends and other income paid by such "resident enterprises" will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such "resident enterprises" to various reporting requirements with the PRC tax authorities.

In addition, the recent circular mentioned above sets out criteria for determining whether "de facto management bodies" are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of "de facto management bodies" for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries.

Therefore, although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that China Information Security Technology, Inc. is a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, which became effective on October 27, 2009, dividends from Shenzhen Bocom, Information Security Software, Information Security Technology, Shenzhen Zhongtian Technology Development Co., Ltd. and Huipu Electronics (Shenzhen) Co., Ltd. paid to us through our Hong Kong subsidiaries may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiaries are considered as "beneficial owners" that are generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

Dividends declared and paid from pre-January 1, 2008 distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

We have limited insurance coverage for our operations in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

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

  general economic conditions and trends;

  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the technology industry;

  investor perceptions of the stock market in general and our industry or company in particular;

  shortfalls in our actual financial results compared to our guidance or results previously forecasted by stock market analysts quarterly fluctuations in our financial results or other software companies’ financial results;

  acquisitions or strategic alliances or announcements of new products by us or our competitors;

  any stock repurchase program;

  significant developments relating to our relationships with our customers or suppliers;

  litigation involving our Company or any of our officers and directors; and

  general conditions in the software industry and conditions in the financial markets.

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

Mr. Jiang Huai Lin, our Chairman, President and Chief Executive Officer, beneficially owns 38.93% of our outstanding voting securities as at December 31, 2009. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, pursuant to lease agreements that will expire on various dates through June 2011. Rent expense for the years ended December 31, 2009, 2008 and 2007, was approximately$386,200, $337,000 and $46,300, respectively.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2009 to a vote of security holders that has not already been disclosed in a Current Report on Form 8-K during the period.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CPBY.”

The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices (1)
	High	Low
Year ended December 31, 2010
First Quarter (through March 2, 2010)	$6.80	$4.52
Year ended December 31, 2009
Fourth Quarter	$7.85	$5.21
Third Quarter	5.54	2.60
Second Quarter	3.99	2.55
First Quarter	3.93	1.83
Year ended December 31, 2008
Fourth Quarter	$4.75	$3.00
Third Quarter	5.66	4.00
Second Quarter	7.45	5.56
First Quarter	$8.30	$4.20

______________
(1)

The last reported sales price of our common stock on the NASDAQ Global Select Market on March 2, 2010 was $4.86. As of March 2, 2010, there were approximately 128 stockholders of record of our common stock. Certain of our shares are held in “nominee” or “street” name; accordingly, we believe the number of beneficial owners is greater than the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,000,000 (1)	$9.48	7,470,000(2)
Equity compensation plans not approved by security holders	-		-
Total	8,000,000		7,470,000

(1) On June 13, 2007, our Board of Directors authorized the establishment of the China Information Security Technology, Inc. Equity Incentive Plan, or Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. At that time we reserved 8,000,000 shares of our common stock for issuance under the Plan.

(2) On November 27, 2007, we issued 70,000 shares of common stock to our senior management and an outside consultant as bonus awards and we included stock-based compensation of $609,000 in our administrative expenses for the year ended December 31, 2007. On November 30, 2007, our Board of Directors authorized the grant of options to certain employees to purchase 490,000 shares of our common stock, par value $0.01, subject to ratification of the Plan by our stockholders. The options had an exercise price of $9.48 per share, were to vest on December 5, 2008 and to expire on December 5, 2011. The respective stock-based compensation, amounting to $68,891 was charged into administrative expenses in the Consolidated Statements of Income and Comprehensive Income. On March 3, 2008, our Board of Directors voided and canceled the grant of the stock options to the employees, and on March 20, 2008 approved the grant of 400,000 shares stock awards to them at price of $4.30 per share. These newly granted shares vested quarterly at 1/4 over a one-year period following the grant. Since the cancellation and grant of the replacement award occurred concurrently, they were treated as a modification of the terms of the cancelled award.

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company’s common stock as compensation under the Plan.

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company’s common stock as compensation under the Plan. The related expenses of $1,270,000 were accrued and are included in our administrative expenses for the year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2007, 2008 and 2009 and the selected balance sheet data as of December 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2006 and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report. We do not have balance sheet data for the fiscal year ended December 31, 2005 which predates IST’s October 9, 2006 entry into its contractual relationship with iASPEC.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(All amounts, except for share and per share amounts, in U.S. dollars)

	2009		2008		2007		2006	2005

Revenues	$100,996,094		$85,301,184		$30,342,709		$2,175,204	$5,023,065
Income From Operations	$32,156,443		$23,882,882		$13,310,477		$1,881,233	$2,070,964
Net Income	$30,137,645		$24,028,173		$13,421,452		$1,594,649	$1,812,260
Income from Operations Per Share
Basic	$0.66		$0.51		$0.34		$0.06	N/A
Diluted	$0.66		$0.51		$0.33		$0.06	N/A
Total Assets	$250,828,938		$148,468,182		$88,853,795		$2,209,040	N/A
Total Current Liabilities	$75,823,003		$25,463,055		$4,787,196		$564,391	N/A
Total Long Term Liabilities	$7,107,101	$		$		$		N/A
Net Assets	$167,898,834		$123,005,127		$84,066,599		$1,644,649	N/A
Weighted Average Number of Shares Outstanding
Basic	48,676,391		46,398,600		39,718,967		26,958,104	N/A
Diluted	48,676,391		46,852,827		40,152,855		26,958,104	N/A
Total Equity	$167,898,834		$123,005,127		$84,066,599		$1,644,649	N/A
Capital Stock (excluding long term debt and treasury stock)	$233,548		$209,121		$190,891		$50,000	N/A
Number of Shares Issued and Outstanding	49,905,141		$47,462,404		$45,639,396		31,550,298	N/A
Basic	$-		$-		$-		$-	$-
Diluted	$-		$-		$-		$-	$-
Net Income Per Share
Basic	$0.62		$0.51		$0.34		$0.06	N/A
Diluted	$0.62		$0.51		$0.33		$0.06	N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of integrated solutions for the digital security sector, the Geographic Information Systems, or GIS sector, and the digital hospital information sector. We provide a broad portfolio of fully integrated solutions and services, including First Responder Coordination Platform, Intelligent Recognition System, Residence Card Information Management System, Police- and Civil-use GIS products, and Digital Hospital Information System, as well as high-end multimedia display systems and technology.

We are headquartered in Shenzhen, China and our common stock is listed on the Nasdaq Global Select Market. As of December 31, 2009, we had more than 1,400 employees and 11 sales offices nationwide. We were founded in 1993.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important governmental departments in China, including the Ministry of Public Security, the public security, fire fighting, traffic and police departments of several provinces, the Shenzhen General Station of Exit and Entry Frontier Inspection, and several provincial personnel, urban planning, civil administration, land resource, and mapping and surveying bureaus. Over the past several years, we have diversified our customer base beyond our local reach. In the future, we expect to continually expand our market and product offerings in the public and other sectors, through active industry consolidation and enhancement of our technical capabilities.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement, or MSA, among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales, operations, and accrued but uncollected accounts receivable. In fiscal years 2009, 2008 and 2007 48.60%, 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC.

Recent Developments

The acquisition of Huipu Electronics (Huipu) was successfully closed on October 14, 2009. Consequently, the financial results of Huipu were consolidated in our financial statements from the closing date. Upon closing of the acquisition, we have been restructuring Huipu to focus on high end hardware. These cutting-edge hardware products can be integrated with our proprietary software and be used by our existing and new customers. We believe that such high-end hardware capabilities will help unleash the power of our software, when bundled with our software, can effectively broaden our sales reach geographically and significantly enhance our core competency relative to software-only competitors.

Fiscal Year 2009 Financial Performance Highlights

We continued to experience strong demand for our products and services during the fiscal year ended December 31, 2009, which resulted in revenue and net income growth. The following are some financial highlights for the period:

  Revenue: Revenue increased $15.70 million, or 18.40%, to $101 million for the fiscal year ended December 31, 2009, from $85.3 million for 2008.

  Gross Profit: Gross profit increased $11.57 million, or 29.61%, to $50.65 million for the fiscal year ended December 31, 2009, from $39.08 million for 2008. Gross margin widened by 434 basis points to 50.15% in 2009 from 45.81% in 2008.

  Income from continuing operations: Income from continuing operations increased $6.83 million, or 29.3%, to $30.14 million for the fiscal year ended December 31, 2009, from $23.31 million for 2008. Operating margin (defined as income from continuing operations as a percentage of revenue) widened by 251 basis points to 29.84% in 2009 from 27.33% in 2008.

  Net income attributable to the Company: Net income attributable to the Company was $30.09 million for the fiscal year ended December 31, 2009. Backing out net income from discontinued operations, net income attributable to the Company for the same period in 2008 was $23.79 million. The year-over-year growth was 26.48%. As a result, net margin expanded by 190 basis points to 29.79% in 2009 from 27.89% in 2008.

  Fully diluted net income per share from continuing operations: Fully diluted net income per share from continuing operations was $0.62 for the fiscal year ended December 31, 2009, as compared to $0.49 for the same period in 2008, representing a growth of 26.53%.

The total value of our backlog of contracts as of  December 31, 2009 is estimated to be approximately $41.24 million.

We are pleased that against the backdrop of global financial crisis, our 2009 financial results exceeded our goals and we continue to set new record highs in contract wins. We executed our strategic plan successfully and believe that the foundation we are building will take CIST to a new level as a total solution provider with core competency in software and high-end hardware, leading the information technology development in China for public security, GIS and health care management.

Principal Factors Affecting Our Financial Performance

Demand for Software Products and Services

The revenue growth and profitability of our business depend on the overall market demand for software products and related services. Over the past two decades, the PRC government has encouraged the development and use of new technologies for information and communication and their application in all spheres of government, industry, education and culture. The term “Informatization” or “xinxihua” has been coined in China to describe the overall process of ICT application in China and has in recent years become a linchpin of central and many local economic development strategies.

For example, the Golden Shield Program promotes the use of information technology for public security services. The Digital City Program aims to ultimately integrate the functions of multiple government departments by using the GIS technology. The Golden Health Program strives to improve the efficiency of public health care by using digital hospital technologies. All these initiatives are of top priority to the Chinese government and are driving the demand for our DIST, GIS and DHIS offerings.

Taxation

Geo, iASPEC and Bocom are all governed by the Income Tax Laws of the PRC, and are approved as high-technology enterprises subject to the PRC enterprise income tax (“EIT”) at 15% in 2009

ISS, Zhongtian and Huipu are subject to the PRC EIT at 20% in 2009.

As a wholly-owned FIE, our PRC subsidiary, IST, was approved by PRC tax authorities on August 10, 2007, to enjoy a two-year tax exemption, followed by a 50% exemption for three years, retroactive to as of January 1, 2007. Year 2009 is the third year that IST is entitled to the tax holiday and is subject to a favorable tax rate of 10%. Since the EIT Law permits companies, such as IST, that were previously exempt from taxes or that had concessional rates to retain their preferences until the original expiration date the EIT Law does not impact IST’s income tax qualification to enjoy a 50% tax exemption in fiscal year 2009 and will continue to qualify for a 50% tax exemption for the two years thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

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

	2009		2008		2007
		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue

Revenue	$100,996,094	100.00%	$85,301,184	100.00%	$30,342,709	100%
Costs of revenue	50,344,427	49.85%	46,222,320	54.19%	12,373,370	40.78%
Gross Profit	50,651,667	50.15%	39,078,864	45.81%	17,969,339	59.22%

Administrative expenses	(12,653,175)	12.53%	(10,158,863)	11.91%	(3,288,657)	10.84%
Research and development expenses	(2,705,669)	2.68%	(2,596,430)	3.04%	(797,580)	2.63%
Management fee	-	-	-	-	(92,160)	0.30%
Selling expenses	(3,136,380)	3.11%	(2,440,689)	2.86%	(480,465)	1.58%
Income from operations	32,156,443	31.84%	23,882,882	28.00%	13,310,477	43.87%

Subsidy income	833,429	0.83%	738,482	0.87%	53,289	0.18%
Other income, net(expenses)	1,153,288	1.14%	200,439	0.23%	26,146	0.09%
Interest income	270,666	0.27%	214,850	0.25%	138,840	0.46%
Interest expenses	(388,686)	0.38%	(179,130)	0.21%	-	0.00%

Income from continuing operations before income taxes	34,025,140	33.70%	24,857,523	29.14%	13,528,752	44.59%

Income tax expense	(3,887,495)	3.85%	(1,547,509)	1.81%	(107,300)	0.35%

Income from continuing operations	30,137,645	29.84%	23,310,014	27.33%	13,421,452	44.23%

Income from discontinued operations (net of income taxes of $0)	-	-	718,159	0.84%	-	-

Net income	30,137,645	29.84%	24,028,173	28.17%	13,421,452	44.23%

Less: Net Income Attributable to the Non controlling Interest	(43,076)		(241,197)	0.28%	(90,000)	-

Net Income Attributable to the Company	$30,094,569	29.80%	$23,786,976	27.89%	$13,331,452	43.94%

Comparison for the Years ended December 31, 2009 and 2008

Revenue

Our revenue is generated from our integrated hardware and software products and through the related after-sales services. For the year ended December 31, 2009, our revenue was $101 million, compared to $85.30 million for the year ended December 31, 2008, an increase of $15.70 million, or 18.40%. Our increase in revenues during 2009 was attributable to an increase in our software sales of 82.58% to $63.83 million, from $34.96 million for the year ended December 31, 2008. Software sales constituted 63.20% of our total revenue.

Sales of hardware products included $4.68 million contributed by Huipu in November and December of 2009. Sales of hardware products and system integration services decreased by 37.42% and 1.61%, respectively, for the year ended December 31, 2009, as compared to 2008.

These changes are reflective of our increased focus on high value-added offerings surrounding our core competency, which warrant higher gross margin

For the year ended December 31, 2009, approximately $54.20 million of our revenues were generated by our DIST segment, $36.83 million of our revenues were generated by our GIS segment, and $9.97million was generated by the DHIS segment. This compares with $50.97 million by our DIST segment, $34.28 million by our GIS segment and $50,801 by our DHIS segment for the year ended December 31, 2008. The increase in DIST and GIS segments are 6.33% and 7.42% year-over-year as the GIS market has gained growth momentum exceeding that of DIST. The DHIS segment was started in November 2008, so the full-year comparison is skewed by the difference in time periods that contributed to the consolidated results.

Cost of Revenue and Gross Profit

			2009					2008
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$16,784,910	16.62%	$13,560,279	$3,224,631	19.21%	$26,822,325	31.44%	$25,049,072	$1,773,253	6.61%
Software	63,827,233	63.20%	22,229,542	41,597,691	65.17%	34,958,401	40.98%	5,628,436	29,329,965	83.89%
System integration	19,017,962	18.83%	14,251,391	4,766,571	25.06%	19,328,312	22.66%	12,196,185	7,132,127	36.89%
Others	1,365,989	1.35%	303,215	1,062,774	77.80%	4,192,146	4.91%	3,348,627	843,519	20.13%
Subtotal	100,996,094	100%	$50,344,427	50,651,667	50.11%	$85,301,184	100%	$46,222,320	39,078,864	45.81%

As indicated in the table above, our cost of revenues increased $4.12million, or 8.92%, to $50.34 million, for the year ended December 31, 2009, from $46.22 million for the year 2008. As a percentage of revenues, our cost of revenue decreased to 49.85% during the year 2009, from 54.19% in 2008. As a result, gross profit as a percentage of revenue was 50.15% for the year ended December 31, 2009, an increase of 4.34%, from 45.81% in 2008.

This is the result of three counter-active factors. First, during the year 2009, we sharpened our focus on high value-added offerings surrounding our core competency, which led to the weight of software contribution to revenue to 63.20% in 2009 from 41.0% in 2008. The gross margin of software is 65.17%, significantly higher than those of hardware 19.2% and system integration 25.1%. In the mean time, we experienced decline of gross margins of software and system integration sub-categories on a year-over-year basis. This is because we were engaged in larger projects on average than 2008, and larger projects generally offer lower profit margin than smaller ones. Finally, as we focused our product business on high-end hardware, the gross margin of our product subcategory increased significantly from 2008. In the end, the benefit of the product mix change in favor of software and the improvement in profitability of hardware business out-weighed the decline in profitability of software and system integration business. Consequently, the gross margin improved year-over-year.

For the year ended December 31, 2009, approximately $31.67 million of our cost of revenues was attributable to our DIST segment, $15.41 million was attributable to our GIS segment and $3.27 million was attributable to our DHIS segment, compared to $31.51million to DIST, $14.68 million to GIS and $35,577 by DHIS, respectively, during the year 2008. Gross margins for all segments improved.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Total administrative expenses increased by $2.49 million, or 24.55%, to $12.65 million for the year ended December 31, 2009, from $10.16 million in the year 2008. As a percentage of revenue, administrative expenses increased to 12.53% for the year 2009, from 11.91% for the year 2008. Such a ratio incline reflects our efforts in enhancing managerial capabilities which lead to higher compensation to staff and increased head count. Such investment shall yield managerial efficiency in the long run.

Research and Development Expenses

Research and development expenses consist primarily of R&D personnel-related expenses as well as costs associated with new software product development and enhancement. For the year ended December 31, 2009, research and development expenses increased to $2.71 million, from $2.60 million in the year 2008, a $0.11 million, or 4.21%, increase. As a percentage of revenue, the research and development expenses decreased 0.36% to 2.68% for 2009, from 3.04% in 2008. This ratio decline reflects the revenue scalability of the R&D results.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Selling expenses increased $0.7 million for the year ended December 31, 2009, or 28.69%, to $3.14 million, from $2.44 million in 2008. As a percentage of revenue, our selling expenses decreased to 2.68% for 2009, from 2.86% in 2008.

Subsidy Income

For the year ended December 31, 2009, in connection with research and development activities in a designated locale, we received approximately $833,429 as a subsidy from the local governmental agency in China.

Income Tax Expense

Income tax expense increased $2.34 million for the year ended December 31, 2009, or 151.21%, to $3.89 million, from $1.55 million in 2008. The increase was mainly due to the increase in pre-tax income and an increase in our effective income tax rate from 6.23% in 2008 to 11.43% in 2009 as a result of tax unification effort in China.

Our subsidiaries, ISS, Zhongtian and HPC are governed by the income tax laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 20% of assessable profits in 2009, compared to 18% for 2008, an increase of 2%. Our VIE, iASPEC (exclusive of Geo) acquired the high technology enterprise qualification during 2009, and became subject to EIT at a rate of 15%, an decrease of 3% compared with 18% in 2008. As a High-Tech Enterprise, Geo is subject to EIT at a rate of 15% of assessable profits.

However, after offsetting accumulated losses from prior years, Geo had no assessable profits subject to EIT for the year ended December 31, 2009. As a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. In 2007 and 2008, IST enjoyed tax exemption. From 2009 through 2011, IST is subject to a favorable tax rate of 10%, 11% and 12% respectively.

Non-controlling Interest

Non-controlling interest of $43,076 for the year ended December 31, 2009 represents the $180,000 fee retained by iASPEC under the MSA, and $136,926 of Geo’s losses retained by the entity with the 43% non-controlling interest in Geo.

Net income attributable to the Company

As a result of the factors described above, net income attributable to the Company increased $6.31 million, or 26.52%, to $30.09 million for the year ended December 31, 2009, from $23.79 million for 2008.

During November and December of 2009, Huipu generated a net loss of $197,803. This near break-even result is in line with our expectation, as Huipu is going through significant strategic changes and restructuring upon the close of acquisition on Oct. 14, 2009. We believe that as Huipu completes the restructuring process, it will realize the economies of scale and optimize efficiency to realize the goals set in the earn-out provisions, which is to earn a minimum of $3.2 million in net profit for 2010.

Comparison for the Years ended December 31, 2008 and 2007

Revenue

Our revenue is generated from our integrated hardware and software products and through the related after-sales services. In 2008 we experienced solid growth in revenues. Revenue for the year ended December 31, 2008 increased $54.96 million, or 181.13%, to $85.3 million, as compared to $30.34 million for 2007. The increase in our revenue was mainly due to the addition of new product lines, our procurement of several large-scale system integration projects in 2008 and our expansion into new territory.

In 2008, we completed the acquisition of our operating subsidiaries, Bocom, Geo and Zhongtian. Our consolidation of the revenues of these three companies in our 2008 financial statements, resulted in a $12.2 million increase of our revenues for the period. The consolidation of Bocom accounted for $7.3 million, Geo accounted for $4.4 million and Zhongtian accounted for 0.5 million of this increase. The acquisitions also enriched our product and service offerings to our customers.

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

Cost of Revenue

Our cost of revenues increased $33.85 million, or 273.56%, to $46.22 million, for the fiscal year ended December 31, 2008, from $12.37 million in 2007. The increase was mainly due to the consolidation of ISS, Bocom, Geo and Zhongtian who collectively contributed approximately $15.8 million in 2008, compared to $1.7 million in 2007 which only included ISS. As a percentage of revenues, our cost of revenue increased to 54.19% during the year ended December 31, 2008, from 40.78% in 2007. During the 2008 period, we were engaged in several large-scale system integration projects which involved higher costs for procured hardware and other subcontracting costs. The cost for accomplishing those projects is generally much higher than pure software development services and, therefore, led to an increase in our cost of revenues.

Gross Profit

Gross profit as a percentage of revenue was 45.81% for the year ended December 31, 2008, a decrease of 13.41%, from 59.22% in 2007. The decrease in our gross profit ratio is the combined effect of an increase in the gross profit ratio of our software sales by 1%, and a decrease in the gross profit ratio of our system integration sales by 7%, net of a decrease in the gross profit ratio of our product sales by 10%, as shown in the following table:

		2008			2007
	Revenue	Cost	GP%	Revenue	Cost	GP%
Products	26,822,325	25,049,072	6.61%	2,007,800	1,669,410	16.85%
Software	34,958,401	5,628,436	83.89%	13,131,578	2,233,493	82.99%
System integration	19,328,312	12,196,185	36.89%	15,194,314	8,470,467	44.25%
Others	4,192,146	3,348,627	20.13%	9,017	-	100%
Subtotal	85,301,184	46,222,320	45.81%	30,342,709	12,373,370	59.22%

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

Our administrative expenses increased $6.87 million, or 209%, to $10.16 million for the year ended December 31, 2008, from $3.28 million in 2007. The increase in administrative expenses was mainly attributable to an increase in our administrative staff and increased administrative costs in connection with the expansion of our operations. The number of our employees increased from 460 in 2007 to 732 in 2008. In addition, we issued 70,000 bonus shares to our senior management and a consulting service company on November 27, 2007. On November 30, 2007, we also granted options to purchase 490,000 shares of our common stock to certain employees which resulted in $0.68 million of stock-based compensation cost charged into administrative expenses in 2007. On March 3, 2008, the Company canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of restricted common stock to the employees under our 2007 Equity Incentive Plan. In 2008, $1.6 million of stock-based compensation was charged to administrative expenses in connection with the Plan. As a percentage of revenue, administrative expenses increased to 11.9% for the year ended December 31, 2008 from 10.8% in 2007. We believe the increase was generally in line with the increase in our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. For the year ended December 31, 2008, research and development expenses increased to $2.6 million, from $0.8 million for the same period of 2007, a $1.8 million, or 225.54% increase, from year to year. Increases related to iASPEC and IST reflect our efforts to address the increasingly sophisticated needs of our customers for the support of existing and emerging hardware, software, database and networking platforms, and for the development and introduction of enhancements to our existing products and new products on a timely basis in order to keep pace with technological developments. We capitalize costs that are incurred to produce finished products after technological feasibility is established.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling expenses increased $1.96 million, or 407.98%, to $2.44 million for the year ended December 31, 2008, from $0.48 million in 2007. The increase was mainly due to the consolidation of ISS, Bocom, Geo and Zhongtian collectively contributed $1.3 million in 2008, compared to $0.04 million, the result of consolidation in the same period of 2007 which only included ISS. As a percentage of revenue, our selling expenses increased to 2.9% for the year ended December 31, 2008, from 1.6% in 2007. We believe such increase was generally in line with the increase in our revenue.

Subsidy Income

For the year ended December 31, 2008, in connection with research and development activities in a designated locale, we received approximately $738,482 as a subsidy from the local governmental agency in China. We have no continuing obligation under the subsidy provision.

Income Taxes Expense

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

Non-controlling Interests

Compared with $0.09 million for the same period in 2007, minority interest increased $0.15 million, or 168%, to $0.24 million for the year 2008. Consolidation of iASPEC for the twelve months in 2008, compared to six months in 2007, resulted in an increase of $0.09 million in minority interest, and the consolidation of Geo from April 1, 2008 contributed $0.06 million.

Net Income Attributed To The Company

Net income increased $10.46 million, or 78.43%, to $23.79 million during the year ended December 31, 2008, from $13.33 million in 2007. The increase in net income was primarily attributable to the increase in revenue and other factors described above.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2009, we had cash and cash equivalents of $13.48 million. The following table summarizes the key cash flow metrics from our consolidated statements of cash flow for the fiscal year ended December 31.

(All amounts in U.S. dollars)

CASH FLOW
	2009	2008	2007
Net Cash Provided by Operating Activities	$11,477,783	$4,547,977	$1,607,191

Net Cash Used in Investing Activities	(14,664,274)	(21,045,087)	(31,964,909)

Net Cash Provided by Financing Activities	7,113,658	5,228,098	49,535,182

Effect of Exchange Rate Change on Cash	(13,786)	1,079,082	405,402

Net increase (decrease) in Cash and Cash Equivalents	3,913,381	(10,189,930)	19,582,866

Cash and Cash Equivalents – Beginning of Period	9,565,252	19,755,182	172,316

Cash and Cash Equivalents – End of Period	$13,478,633	$9,565,252	$19,755,182

Operating Activities

Net cash provided by our operating activities increased by $6.93 million or 152.4% for fiscal 2009, as compared to fiscal 2008. Such an increase in net cash provided by operating activities, while revenues expanded by 18.4%, reflects much improved operating cash flow management in 2009. The increase was mainly due to increased net income of $6.11 million, a $2.47 increase of non-cash adjustments and a $1.65 decrease of cash used in changes of operating assets and liabilities.

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

Investing Activities

Net cash used by our investing activities decreased by $6.38 million, or 30.3% for fiscal 2009, as compared to fiscal 2008. The decrease was mainly due to a decrease in cash used for acquisitions of $8.02, with Huipu being the only acquisition this year, as compared with 3 acquisitions completed in 2008, a decrease in proceeds from investments of $3.45 and a decrease of capital expenditure of $1.8 million Backing out the impact from acquisition, free cashflow was $2.3 million compared with a negative free cashflow of $3.0 million in 2008. The 152.4% increase in our cashflow from operating activities, combined with a 30% decrease in cash flow from investing activities, along with the health free cashflow trend indicates that our business is reaching cashflow self-sustainability.

On June 25, 2008, we invested RMB40 million (approximately $5.71 million) in currency–linked capital protected investment products, or CPI Products. These products hac a term of one year and matured on June 25, 2009. The return rate on these investments was 4.1975% or 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and Chinese RMB on June 23, 2008. At maturity, the Company received $5.8 million.

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

Financing Activities

Net cash provided by our financing activities increased by $1.89 million for fiscal 2009, as compared to fiscal 2008. The increase was mainly due to an increase in net borrowings under short-term bank loans of $1.2 million, a decrease in long-term loan repayment of $734,000 and a purchase of treasury stock in 2009 of $11,500.

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

On January 12, 2010, the Company closed a Securities Purchase Agreement, dated as of January 7, 2010 with certain purchasers pursuant to which: (i) the Company sold a total of 1,652,033 shares of its common stock, par value $0.01 per share and (ii) Mr. Jiang Huai Lin, the Company's Chief Executive Officer sold a total of 1,600,000 shares of Common Stock held by him, for an aggregate purchase price of approximately $20 million, or $6.15 per share. The Purchasers also received from the Company warrants to purchase an aggregate of 813,008 shares of Common Stock at an exercise price of $6.15. The Warrants were exercisable for 45 days beginning on the date of the initial issuance of the Warrants. The securities were sold pursuant to the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 23, 2009 (File No. 333-159375). A prospectus supplement related to the offering was filed with the SEC and delivered to the Purchasers. The total proceeds to the Company were approximately $9,395,000. Prior to the expiration of the Warrants, certain of the Purchasers exercised Warrants for the purchase of an additional 41,250 shares of Common Stock for aggregate gross proceeds to the Company of approximately $254,000.

Rodman & Renshaw, LLC acted as the Company's exclusive placement agent in connection with the offering and as consideration of its services to the Company, received a commission equal to 5.0% of the gross proceeds of the offering, including proceeds from the sale of Mr. Lin's shares. Rodman's commission was paid on a pro rata basis by the Company and Mr. Lin relative to their respective amount of gross proceeds from the sale of the securities. The Company was also obligated to pay a cash fee out of any proceeds from the exercise of the Warrants, equal to 5% of the aggregate cash exercise price received by the Company upon such exercise, if any; provided that such fee will be reduced to the extent that Rodman's aggregate compensation for the offering, as determined under FINRA Rule 5110, would otherwise exceed 8%. Rodman received an additional $12,684 in fees in connection with the exercise of Warrants. For details regarding the offering see the Company's current report on Form 8-K filed on January 7, 2010.

Mr. Lin received aggregate gross proceeds of $9.84 million from the sale of his 1,600,000 shares of Common Stock in the offering. On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's board of directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note to Mr. Lin, in the principal amount of $5 million The note is due and payable on January 14, 2011, and is convertible into shares of the Company's Common Stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Note).

Loan Commitments and Facilities

As of December 31, 2009, the amount, maturity date and duration of each of our loan commitments and facilities were as follows:

Lender	Terms	Duration/Maturity Date	Interest Rate	Balance as at December 31, 2009
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$733,500
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($440,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	October 12, 2009 to October 12, 2010	5.58%	440,100
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	December 2, 2009 to December 2, 2010	5.58%	586,800
Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000).Weighted average interest rate; interest is payable monthly and principal isdue at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 ($5,868,000) of IST.	June 18, 2009 to October 31, 2010	2.75% p/a over HIBOR	5,160,000
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 4,880,000 ($715,900) accounts receivable and guaranteed by Mr. Lin.	November 5, 2009 to April 1, 2010	5.589%	586,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 6,912,495 ($1,014,000) accounts receivable and guaranteed by Mr. Lin.	November 10, 2009 to April 29, 2010	5.589%	733,500
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB8,000,000 ($1,173,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 9,166,603 ($1,344,700) accounts receivable and guaranteed by Mr. Lin.	December 29, 2009 to May 7, 2010	5.589%	1,173,600
Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000 ). The loan is guaranteed by Mr. Lin, iASPEC, IST, PST.	September 1, 2009 to October 30, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	4,401,000
Shenzhen Commerce Bank	Huipu term loan in the principal amount of RMB 55,000,000 ($8,069,000) to finance the construction of its plant and buildings. Interest on the loan is payable monthly, and principal of RMB 1,200,000 ($176,000) is payable monthly through the maturity date, with any remaining principal also payable on the maturity date.	October 18, 2006to October 17, 2011	7.128%	4,020,000
--	--	--	--	$17,835,300

The Company has total available notes payable facilities of $16.5 million and $3.5 million with various banks, of which $3.8 million and $0 were unutilized as of December 31, 2009 and 2008 respectively. The funds borrowed under these facilities are generally repayable within 6 months. The notes payable are non-interest bearing and do not have any restrictions or covenants attached.

We believe that our currently available working capital should be adequate to sustain our operations at current levels through at least the next twelve months. However, global economic conditions could substantially affect our sales and profitability and our cash position and collection of accounts receivable. See Part I, Item 1A - Risk Factors in this report.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$510,297	$269,301	$ 240,996	--	--
Software Purchase Commitments	$665,550	$665,550	--	--	--
Other Long-Term Liabilities Reflected on our Balance Sheet	$271,117	$271,117	--	--	--
Total	$1,446,964	$1,205,968	$ 240,996	--	--

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

On December 13, 2009, IST, iASPEC and Mr. Lin, as the sole iASPEC Shareholder, amended and restated the MSA pursuant to which IST will continue to provide management and consulting services to iASPEC, subject to the following changes:

  iASPEC agreed that IST will be entitled to receive ninety five percent (95%) of the Net Received Profit of iASPEC during the term of the Agreement, to be calculated as follows: accrued accounts receivable plus net turnover (revenue), minus cost of sales, minus operating expenses, and minus accrued but not collected accounts receivable, but only if the result is a positive number. iASPEC is obligated to calculate and pay the Net Received Profit due to IST no later than the last day of the first month following the end of each fiscal quarter;

  Mr. Lin agreed to enter into a pledge agreement with IST to pledge all his equity interests in iASPEC as security for his and iASPEC's fulfillment of their respective obligations under the MSA, and to register the pledge agreement with the local AIC (administration for industry and commerce);

  Mr. Lin confirmed his status as the sole iASPEC Shareholder and his assumption of all the obligations of the iASPEC Shareholder under the agreement, including a confirmation of his continuing obligation under the written guaranty, dated August 1, 2007, executed by the iASPEC Shareholders in connection with the MSA;

  Based on iASPEC’s needs for its development and operation, IST has the right, from time to time, at its sole discretion, to provide iASPEC with capital support either as an entrustment of funds to iASPEC, or as an advance to Mr. Lin, as iASPEC Shareholder, for the sole purpose of making a capital contribution to iASPEC for use in the business of iASPEC; provided that, any such advance for capital contribution will be evidenced by an "advance agreement" in the form attached to the Amended and Restated MSA; and

  IST agreed that it will not interfere in any business of iASPEC covered by iASPEC’s State Secret related Computer Information System Integration Certificate, including but not limited to, seeking access to relevant documents regarding such business; provided, however, that iASPEC agreed that it will cooperate with the requests of the Company as necessary to comply with the Company’s reporting obligations to the Securities and Exchange Commission.

For details regarding the terms of the MSA and the Equity Transfer Agreement, see the Company’s Current Reports on Form 8-K filed on August 6, 2007, July 3, 2008, and December 17, 2009, respectively.

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

  Goodwill—Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed upon the acquisition of Information Security Software Investment Limited, or ISSI (formerly Fortune Fame International Limited) in 2007, Information Security International Investment and Development Limited, or ISIID (formerly Bocom Multimedia Display Technology Co., Ltd.), Wuda Geo Informatics Co., Ltd, or Geo, Kwong Tai International Technology Limited, or Kwong Tai, and Huipu Electronics (China) Company Limited, or Huipu. Management evaluates the carrying value of goodwill annually or when a possible impairment is indicated. We perform our impairment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2009.

  Revenue Recognition—Revenues from products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, revenue is recognized (1) upon shipment for equipment and software, (2) as work is performed for professional services and (3) in equal periodic amounts over the term of the contract for software and hardware maintenance.

  The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. We review accounts receivables for allowances whenever events or changes in circumstances indicates that the related carrying amounts may not be recoverable, losses on accounts receivables are provided when they become evident

  Foreign Currency Translation—The functional currency of our wholly- owned PRC subsidiaries, IST, ISS, Bocom, Zhongtian, Huipu and our VIE, iASPEC and its subsidiary, Geo is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. Our PRC subsidiaries’ financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

The exchange rates adopted are as follows:

		December 31,
	2009	2008	2007

Year end exchange rate	6.81663	6.8542	7.3141
Average yearly exchange rate	6.82082	6.9623	7.6172

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

  Income Taxes - Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. Deferred taxes are measured by applying currently enacted tax laws.

  Earnings per Share - Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For the year ended December 31, 2009, there is no dilutive effect.

Recent Accounting Pronouncements

In April 2009, the FASB issued new guidance relating to Interim Disclosures about Fair Value of Financial Instruments that requires the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued new guidance on the Accounting for Transfers of Financial Assets that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor continuing involvement in transferred financial assets. The guidance also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of December 31, 2009 and 2008 was $ 2 million and $0, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2009, would decrease net income before provision for income taxes by approximately $20,000 or less than 1% for the fiscal year ended December 31, 2009. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase(decrease) our comprehensive income by $ 5 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2009. As of December 31, 2009, our accumulated other comprehensive income was $5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2009 and 2008. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in  U.S. dollars, except for per share amounts)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$14,980,184	$25,787,919	$28,680,681	$31,547,310
Gross profit	7,483,264	12,266,751	15,119,997	15,781,655
Income before income taxes	4,565,212	8,963,025	11,346,512	9,150,391
Net income	3,976,816	7,871,225	9,548,567	8,741,037
Basic income per share	$0.08	$0.16	$0.20	$0.18
Diluted income per share	$0.08	$0.16	$0.20	$0.18

2008
Revenue	$14,404,426	$21,704,641	$21,621,140	$27,570,977
Gross profit	6,631,010	10,408,229	11,151,828	10,887,797
Income before income taxes	3,830,725	7,136,380	7,922,575	5,967,843
Net income	3,623,980	7,114,875	8,101,812	4,946,309
Basic income per share	$0.08	$0.16	$0.17	$0.10
Diluted income per share	$0.08	$0.15	$0.17	$0.11

2007
Revenue	$3,032,141	$5,407,595	$10,158,285	$11,744,688
Gross profit	2,821,429	4,809,764	5,072,826	5,265,320
Income before income taxes	2,516,295	4,181,710	3,797,665	3,033,082
Net income	2,138,851	4,559,154	3,722,377	2,911,070
Basic income per share	$0.06	$0.12	$0.09	$0.07
Diluted income per share	$0.07	$0.11	$0.09	$0.06

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2009. Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak, determined that, as of December 31, 2009, and as of the date of this Report, our disclosure controls and procedures were effective.

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

Management, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management excluded from this assessment, the business that we acquired in 2009, because it was not possible to conduct an assessment of the business's internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to excluding this company, we are required to (1) formally note that management is excluding this acquired business from management’s report on internal control over financial reporting; (2) clearly identify the acquired business excluded and have indicated the significance of the acquired business in our company’s consolidated financial statements; and (3) disclose material changes, if any, to our internal control over financial reporting due to the acquisition of this business. We have excluded Huipu, our PRC indirect subsidiary, from our assessment of internal control over financial reporting as of December 31, 2009 because this company was acquired on October 14, 2009 and qualified under current SEC regulations for exclusion from our assessment of internal control over financial reporting. Huipu’s financial statements constitute 18.26% of our total assets, 4.33% of total revenues, and less than 1% of net income of our consolidated financial statements amounts, as of and for the year ended December 31, 2009. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2009, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that as of December 31, 2009, our internal controls over financial reporting were effective based on those criteria.

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

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  As a result of the remediation taken by management during fiscal year 2009 and disclosed in our periodic reports for the periods in which such remediation ocurred, the material weaknesses identified as of December 31, 2008 have been fully remediated as at December 31, 2009.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

The financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

	(2)	Financial Statement Schedules

Not applicable.

	(3)	Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.

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

4.8

Form of Warrant, dated January 7, 2010, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on January 7, 2010).

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

10.25

Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008 (incorporated by reference to Exhibit 10.25 of the annual report on Form 10-K/A filed by the Company on November 18, 2009).

10.26

Purchase Contract between Dell (China) Company Limited and Information Security Software Company Ltd., dated January 1, 2008 (incorporated by reference to Exhibit 10.26 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.27

General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008 (incorporated by reference to Exhibit 10.27 of the annual report on Form 10-K/A filed by the Company on November 18, 2009).

10.28

Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008 (incorporated by reference to Exhibit 10.28 of the annual report on Form 10-K/A filed by the Company on November 18, 2009).

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

10.35

Amended and Restated Management Services Agreement, dated as of December 13, 2009, among Information Security Technology (China) Company, Ltd., iASPEC Software Company, Ltd. and Jiang Huai Lin (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on December 17, 2009).

10.36

Form of Securities Purchase Agreement, dated January 7, 2010, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on January 7, 2010).

10.37

Placement Agency Agreement, between the Company and Rodman & Renshaw, LLC, dated January 7, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on January 7, 2010).

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: March 5, 2010	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: March 5, 2010	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer
(Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2009.

SIGNATURE	CAPACITY	DATE

/s/ Jiang Huai Lin	President, Chief Executive Officer and	March 5, 2010
Jiang Huai Lin	Chairman of the Board (Principal
Executive Officer)

/s/ Jackie You Kazmerzak	Chief Financial Officer (Principal	March 5, 2010
Jackie You Kazmerzak	Financial Officer and Principal
Accounting Officer)

s/ Zhiqiang Zhao	Director and Chief Administrative Officer	March 5, 2010
Zhiqiang Zhao

s/ Qiang Lin	Director	March 5, 2010
Qiang Lin

s/ Remington Hu	Director	March 5, 2010
Remington Hu

s/ Yun Sen Huang	Director	March 5, 2010
Yun Sen Huang

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Information Security Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Information Security Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited China Information Security Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Information Security Technology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2009 annual report on Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include a business acquisition during 2009 because it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. The business comprises 13.3%, 4.6% and less than 1% of total assets, total revenue and net income, respectively, included in the consolidated financial statements of the Company as of December 31, 2009. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired business.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Information Security Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Information Security Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to business combinations and non-controlling interests were adopted.

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 5, 2010

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	NOTES	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$13,478,633	$9,565,252
Restricted cash		5,859,910	-
Short-term investments	6	-	5,835,838
Accounts receivable:
Billed, net of allowance for doubtful accounts of $3,123,000 and $399,800, respectively		23,907,035	17,141,594
Unbilled		47,851,638	25,715,514
Bills receivable		-	4,481,340
Advances to suppliers		6,924,035	8,469,976
Amount due from related parties, net of allowance for doubtful accounts of $0 and $73,000, respectively	7	129,937	131,594
Inventories, net of provision of $184,000 and $49,000,respectively	8	10,936,004	7,107,537
Other receivables and prepaid expenses		15,405,089	6,251,484
Deferred tax assets	14	1,719,327	-
TOTAL CURRENT ASSETS		126,211,608	84,700,129

Deposit for software purchase		1,426,452	-
Long-term investments	9	2,862,016	3,078,405
Property, plant and equipment, net	10	53,586,514	23,555,603
Land use rights, net	11(a)	1,907,611	-
Intangible assets, net	11(b)	13,556,141	13,115,151
Goodwill	5	50,609,866	24,018,894
Deferred tax assets	14	668,730
TOTAL ASSETS		$250,828,938	$148,468,182

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	12	$15,927,780	$6,327,992
Accounts payable		20,159,317	7,206,154
Bills payable	13	12,658,029	3,501,574
Advances from customers		3,950,744	2,476,335
Amount due to related parties	7	583,736	486,136
Accrued payroll and benefits		3,142,240	1,319,386
Other payables and accrued expenses		14,252,918	2,553,019
Contingent consideration, current portion	5	1,857,994	-
Income tax payable	14	3,290,245	1,592,459
TOTAL CURRENT LIABILITIES		75,823,003	25,463,055

Long-term bank loans	12	1,907,100	-
Contingent consideration, net of current portion	5	2,635,397	-
Deferred tax liabilities	14	2,564,604	-
TOTAL LIABILITIES		82,930,104	25,463,055
		-
EQUITY
Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2009: 49,905,141 2008: 47,462,404 shares	16	233,548	209,121
Treasury stock, 6,000 shares, at cost	16	(11,468)	-
Additional paid-in capital		78,495,062	64,127,339
Reserve	15	8,345,371	4,964,597

Retained earnings	60,462,275	33,748,480
Accumulated other comprehensive income	5,016,575	4,644,693
Total equity of the Company	152,541,363	107,694,230
Non-controlling interest	15,357,471	15,310,897
Total equity	167,898,834	123,005,127

TOTAL LIABILITIES AND EQUITY	$250,828,938	$148,468,182

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	NOTES	2009	2008	2007

Revenue - Products		$16,784,910	$26,822,325	$2,007,800
Revenue - Software		63,827,233	34,958,401	13,131,578
Revenue - System integration		19,017,962	19,328,312	15,194,314
Revenue - Others		1,365,989	4,192,146	9,017
TOTAL REVENUE		100,996,094	85,301,184	30,342,709

Cost - Products sold		13,560,279	25,049,072	1,669,410
Cost - Software sold		22,229,542	5,628,436	2,233,493
Cost - System integration		14,251,391	12,196,185	8,470,467
Cost - Others		303,215	3,348,627	-
TOTAL COST		50,344,427	46,222,320	12,373,370

GROSS PROFIT		50,651,667	39,078,864	17,969,339

Administrative expenses		12,653,175	10,158,863	3,288,657
Research and development expenses		2,705,669	2,596,430	797,580
Management fee		-	-	92,160
Selling expenses		3,136,380	2,440,689	480,465
INCOME FROM OPERATIONS		32,156,443	23,882,882	13,310,477
		-
Subsidy income		833,429	738,482	53,289
Other income, net		1,153,288	200,439	26,146
Interest income		270,666	214,850	138,840
Interest expense		(388,686)	(179,130)	-
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES		34,025,140	24,857,523	13,528,752
		-
Income tax expense	14	(3,887,495)	(1,547,509)	(107,300)

INCOME FROM CONTINUING OPERATIONS		30,137,645	23,310,014	13,421,452

INCOME FROM DISCONTINUED OPERATIONS NET OF AMOUNT ATTRIBUTABLE TO NON-CONTROLLING INTEREST (NET OF INCOME TAXES OF $0)		-	718,159	-

NET INCOME		30,137,645	24,028,173	13,421,452

Less: Net income attributable to the non-controlling interest	3	(43,076)	(241,197)	(90,000)

NET INCOME ATTRIBUTABLE TO THE COMPANY		$30,094,569	$23,786,976	$13,331,452

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	4	48,676,391	46,398,600	39,718,967
Diluted	4	48,676,391	46,852,827	40,152,855

EARNINGS PER SHARE
Basic - From continuing operations		$0.62	$0.50	$0.34
Basic - From discontinued operations		-	0.01	-
		$0.62	$0.51	$0.34

Diluted - From continuing operations		$0.62	$0.49	$0.33
Diluted - From discontinued operations		-	0.02	-
		$0.62	$0.51	$0.33

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

Net income	$30,137,645	$24,028,173	$13,421,452

Foreign currency translation gain	375,380	4,580,443	1,467,800

Comprehensive income	30,513,025	28,608,616	14,889,252

Less: comprehensive income attributable to the non-controlling interest	(46,574)	(1,644,747)	(90,000)

Comprehensive income attributable to the Company	$30,466,451	$26,963,869	$14,799,252

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total

BALANCE AS AT January 1, 2007	31,550,298	$50,000	-	$-	$-	$159,465	$1,435,184	$-	$-	$1,644,649

Issuance of common stock in private placements	12,868,422	128,684	-	-	49,688,802	-	-	-	-	49,817,486
Common stock issued upon the cashless exercise of warrants	267,343	2,674	-	-	(2,674)	-	-	-	-	-
Common stock issued for business acquisition (Note 5 )	883,333	8,833	-	-	7,057,831	-	-	-	-	7,066,664
Non-controlling interests upon acquisition of VIE	-	-	-	-	-	-	-	-	9,970,657	9,970,657
Stock-based compensation (Note 16 )	70,000	700	-	-	677,191	-	-	-	-	677,891
Net income for the year	-	-	-	-	-	-	13,331,452	-	90,000	13,421,452
Foreign currency translation gain	-	-	-	-	-	-	-	1,467,800	-	1,467,800
Transfer to reserve (Note 15)	-	-	-	-	-	1,596,087	(1,596,087)	-	-	-
BALANCE AS AT DECEMBER 31, 2007	45,639,396	190,891	-	-	57,421,150	1,755,552	13,170,549	1,467,800	10,060,657	84,066,599

Common stock issued upon the cashless exercise of warrants (Note 16)	298,008	2,980	-	-	(2,980)	-	-	-	-	-
Common stock issued and to be issued for business acquisitions (Note 5)	1,125,000	11,250	-	-	5,108,428	-	-	-	-	5,119,678
Stock-based compensation (Note 16)	400,000	4,000	-	-	1,600,741	-	-	-	-	1,604,741
Non-controlling interests arising from acquisition	-	-	-	-	-	-	-	-	3,605,493	3,605,493
Net income for the year	-	-	-	-	-	-	23,786,976	-	241,197	24,028,173
Foreign currency translation gain	-	-	-	-	-	-	-	3,176,893	1,403,550	4,580,443
Transfer to reserve (Note 15)	-	-	-	-	-	3,209,045	(3,209,045)	-	-	-
BALANCE AS AT DECEMBER 31, 2008	47,462,404	209,121	-	-	64,127,339	4,964,597	$33,748,480	4,644,693	15,310,897	123,005,127

Purchase of treasury stock (Note 16)	-	-	(6,000)	(11,468)	-	-	-	-	-	(11,468)
Common stock issued upon achieving earn-out target (Note 5)	-	-	-	-	5,745,728	-	-	-	-	5,745,728
Common stock issued for business acquisitions (Note 5)	2,382,737	23,827	-	-	8,438,995	-	-	-	-	8,462,822
Stock-based compensation (Note 16)	60,000	600	-	-	183,000	-	-	-	-	183,600
Net income for the year	-	-	-	-	-	-	30,094,569	-	43,076	30,137,645
Foreign currency translation gain	-	-	-	-	-	-	-	371,882	3,498	375,380
Transfer to reserve (Note 15)	-	-	-	-	-	3,380,774	(3,380,774)	-	-	-
BALANCE AS AT DECEMBER 31, 2009	49,905,141	$233,548	(6,000)	$(11,468)	$78,495,062	$8,345,371	$60,462,275	$5,016,575	$15,357,471	$167,898,834

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$30,137,645	$24,028,173	$13,421,452
Adjustments to reconcile net income to net cash provided by operating activities:
Operating cash flows from discontinued operations		(718,153)
Provision for losses on accounts receivable	2,765,837	472,750
Depreciation	4,069,363	2,991,266	1,274,768
Amortization of intangible assets	1,786,201	1,354,567	168,747
Stock-based compensation	1,453,110	1,604,741	677,891
Loss on disposal of property and equipment, net	62,803	2,533	-
Provision for obsolete inventories	183,714	-	-
Change in fair value of contingent consideration	(1,108,759)	-	-
Deferred income tax benefits	(1,268,670)	-	-
Impairment of long-term investment	233,211	-	-
Changes in operating assets and liabilities, net of effects of
business acquisitions		-	-
Increase in restricted cash	(5,856,949)	-	-
Increase in accounts receivable	(24,850,334)	(30,169,244)	(4,115,867)
Decrease in receivables from and advances to iASPEC prior to VIE consolidation	-	-	(10,660,988)
Decrease in advances to suppliers	3,001,469	-	-
Increase (decrease) in other receivables and prepaid expenses	(13,366,450)	(553,400)	592,182
Increase in amount due from related parties	132,774	372,391	-
Increase in inventories	(1,219,083)	(472,829)	(1,399,838)
Increase in accounts payable	11,068,019	4,633,198	903,475
Increase (decrease) in advances from customers	1,416,715	(801,288)	54,830
Increase in other payables and accrued expenses and other liabilities	1,149,194	896,447	643,953
Increase in income tax payable	1,687,973	906,825	46,586
Net cash provided by operating activities	11,477,783	4,547,977	1,607,191

INVESTING ACTIVITIES
Deposit for business acquisition of Bocom	-	-	(9,000,000)
Cash acquired in VIE consolidation	-	-	4,731,140
Cash acquired in ISS acquisition	-	-	326,831
Cash acquired in Bocom acquisition	-	713,876	-
Cash acquired in Geo acquisition	-	2,443,677	-
Cash acquired in Zhongtian acquisition	-	233,243	-
Cash acquired in HPC acquisition	2,508,394	-	-
Consideration paid for acquisition of ISS	-	-	(7,051,469)
Consideration paid for acquisition of Geo	-	(7,049,073)	-
Consideration paid for acquisition of Zhongtian	-	(9,852,455)	-
Consideration paid for acquisition of HPC	(8,000,000)	-	-
Purchase of Equity Linked Notes	-	-	(22,654,230)
Proceeds from sale of short-term investments	5,864,400	-	-
Purchase of short-term investments	-	(5,655,605)	-
Proceeds from sale of marketable securities	-	14,966,752	7,687,478
Refund of investment in former Joint Venture	4,398,300	-	-
Investing cash flows from discontinued operations	-	(8,576,575)	-
Proceeds from sales of property and equipment	78,238	1,146,671	-
Advances to third parties	-	-	332,479
Advances from related parties	-	-	115,312
Purchases of property and equipment	(16,872,380)	(8,928,057)	(6,452,450)
Capitalized and purchased software development costs	(1,215,649)	(487,541)	-
Deposit for software purchase	(1,425,577)	-	-
Net cash used in investing activities	(14,664,274)	(21,045,087)	(31,964,909)

The accompanying notes are an integral part of these financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(CONTINUED)

FINANCING ACTIVITIES
Borrowings under short-term loans	19,952,949	6,314,410	-
Repayment of long-term loans	(351,984)	(1,086,312)	-
Purchase of treasury stock	(11,468)	-	-
Repayment of short-term loans	(12,475,839)	-	-
Advances repaid to a third party company	-	-	(200,000)
Amount repaid to a stockholder	-	-	(82,304)
Cash received from private placement of common stock	-	-	49,817,486
Net cash provided by financing activities	7,113,658	5,228,098	49,535,182

Effect of exchange rate changes on cash and cash equivalents	(13,786)	1,079,082	405,402

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,913,381	(10,189,930)	19,582,866
CASH AND CASH EQUIVALENTS, BEGINNING	9,565,252	19,755,182	172,316
CASH AND CASH EQUIVALENTS, ENDING	$13,478,633	$9,565,252	$19,755,182

Supplemental disclosure of cash flow information:
Cash paid during the period
Income taxes	$3,464,474	$650,648	$24,574
Interest	$379,101	$158,650	$-

Supplemental disclosure of non-cash investing and financing activities:

Property and equipment transfers from inventory	$-	$78,784	$-

Acquired businesses

•	In 2007, 833,333 shares of common stock were issued in satisfaction of the equity position of the purchase price of approximately $7,067,000 of ISS

•

In 2008, 1,125,000 shares of common stock were issued and a further 1,280,807 were reserved for issuance for the equity portion of the purchase price of approximately $5,120,000 of Bocom and Zhongtian.

•	In 2009, 1,101,930 shares of common stock were issued for the equity portion of the purchase price of approximately $8,462,800 of Huipu.

•

In 2009, upon achievement of earn out targets by ISS, Bocom and Zhongtian, approximately 905,164 previously issued shares became no longer returnable and resulted in additional equity purchase consideration and goodwill of approximately $5,575,810.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Security Technology Inc (the "Company" or “CIST”), and its subsidiaries, is a provider of integrated solutions for the information security sector, and full-service Geographic Information Systems (“GIS”) solutions to the public security and civil-use markets in the People's Republic of China ("PRC"), specializing in providing information security technology, Geographic Information Systems (GIS), and digital hospital information systems, as well as the sale of computer hardware and software, and the provision of Certificate Authority, or CA, an application platform and e-Government solution technology. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), Shenzhen Zhongtian Development Company Ltd (“Zhongtian”) and Huipu Electronics (Shenzhen) Co., Ltd (“Huipu”), and through the Company’s variable interest entity ("VIE"), iASPEC Software Company Limited ("iASPEC"), and its subsidiary, Wuda Geoinformatics Co., Ltd ("Geo").

On April 2, 2007, China Public Security Technology, Inc. ("CPST") entered into an Agreement and Plan of Merger (the "Merger Agreement") with CIST, a Nevada corporation and wholly-owned subsidiary of CPST. Pursuant to the Merger Agreement, CPST agreed to merge with and into CIST, with CIST being the surviving entity (the "Reincorporation Merger"). The Reincorporation Merger became effective on April 7, 2008. The Reincorporation Merger was effected by an exchange of shares of CPST into shares of CIST on a one-for-one basis. As a result of the Reincorporation Merger, CPST became domiciled in Nevada its name was changed to China Information Security Technology, Inc. All assets, liabilities, contracts and obligations of CPST became the assets, liabilities, contracts and obligations of CIST. References to the Company are to CIST as successor to CPST and its subsidiaries.

Business Turnkey Agreement

On October 9, 2006, IST, entered into a Business Turnkey Agreement, as amended (the “Turnkey Agreement”) with iASPEC Software Company Limited, (formerly Shenzhen iASPEC Software Engineering Company Limited) (“iASPEC”), a PRC company controlled by Mr. Lin, the Company’s Chairman and Chief Executive Officer (“Mr Lin”). iASPEC is a software development company that provides public security information technology, Police-Use Geographic Information Systems (“PGIS”) and Civil-Use Geographic Information Systems (“CGIS”) operating services to government and private customers in the PRC. Under the Turnkey Agreement, IST was to pay an annual fee of $180,000 to iASPEC and was to perform all services necessary for iASPEC to fulfill its customer contracts in exchange for 100% or 90% of the revenues from such contracts, depending on the contract. In addition, under the Turnkey Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide perpetual license to use and install iASPEC’s proprietary software. No other tangible assets or liabilities were transferred to IST under the Turnkey Agreement.

Effective July 1, 2007, IST, iASPEC and iASPEC’s then shareholders, Mr. Lin and Mr. Jin Zhu Cai, terminated the Turnkey Agreement, and replaced it with a Management Service Agreement (“MSA”).

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

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

In connection with the MSA, IST also entered into an immediately exercisable purchase option agreement (“Option Agreement”) with iASPEC and its shareholders, pursuant to which the iASPEC shareholders granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholders for $1,800,000 in the aggregate. The option may not be exercised if the exercise would violate any applicable laws and regulations in the PRC or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.

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

As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a Variable Interest Entity (VIE) of the Company and iASPEC’s results are consolidated in the Company’s financial statements. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

Amended and Restated MSA

On December 13, 2009, IST, iASPEC and Mr. Lin, as the sole iASPEC shareholder, amended and restated the MSA (the "Amended and Restated MSA"), pursuant to which IST will continue to provide management and consulting services to iASPEC, subject to the following changes:

  iASPEC agreed that IST will be entitled to receive ninety five percent (95%) of the Net Received Profit, as defined, of iASPEC during the term of the Agreement. iASPEC is obligated to calculate and pay the Net Received Profit due to IST no later than the last day of the first month following the end of each fiscal quarter;

  Mr. Lin agreed to enter into a pledge agreement with IST to pledge all of his equity interests in iASPEC as security for his and iASPEC's fulfillment of their respective obligations under the MSA, and to register the pledge agreement with the local AIC (Administration for Industry and Commerce);

  Mr. Lin confirmed his status as the sole iASPEC shareholder and his assumption of all of the obligations of the iASPEC shareholder under the agreement, including a confirmation of his continuing obligation under the written guaranty, dated August 1, 2007, executed by the then iASPEC shareholders in connection with the MSA;

  Based on iASPEC’s needs for its development and operation, IST has the right, from time to time, at its sole discretion, to provide iASPEC with capital support

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

  IST agreed that it will not interfere in any business of iASPEC covered by iASPEC’s PRC State Secret related Computer Information System Integration Certificate, including but not limited to, seeking access to relevant documents regarding such business; provided, however, that iASPEC agreed that it will cooperate with the requests of the Company as necessary to comply with the Company’s reporting obligations to the Securities and Exchange Commission.

The Company has performed a reassessment of its VIE relationship with iASPEC as a result of the Amended and Restated MSA and concluded that iASPEC continues to be the Company’s VIE.

In May 2008, IST entered into a contractual joint venture agreement with Huipu to set up a joint venture project in manufacturing and sales of LCD screens. According to the contract, the Company provided funds to the project for equipment acquisition, repayable by Huipu if certain revenue and income targets were not met. This contractual arrangement resulted in a variable interest, as the Company was the primary beneficiary of the project.

In May 2008, IST also entered into a contractual joint venture agreement with Lianchengwen Technology (Shenzhen) Co., Ltd. ("LTS"), to set up a joint venture project in leasing LED screens. According to the contract, the Company provided funds to the project for equipment acquisition, repayable by LTS if certain revenue and income targets were not met. This contractual arrangement also resulted in the creation of a variable interest, as the Company was the primary beneficiary of the project.

Effective December 31, 2008, the contractual joint venture agreements were terminated and the cash flows of these two VIE’s has been eliminated from IST’s ongoing operations and IST has no continuing involvement in the VIEs. Accordingly, the assets and liabilities and revenues and expenses of the joint ventures are no longer included in the Company’s consolidated financial statements and $718,000, representing IST’s agreed-upon share of the VIEs’ net income from inception through termination, has been recorded as income from discontinued operations. The Company received a refund its $4.1 million investment in LTS in the second quarter of 2009. During the third quarter of 2009, the Company and Huipu agreed to offset the receivable for the refund of IST’s investment in the joint venture of approximately $4.4 million, with advances made by Huipu to iASPEC. In October 2009, the Company acquired Huipu in a purchase transaction (Note 5).

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

The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions. At December 31, 2009 and 2008, approximately $19.34 million and $9.56 million, respectively was held in bank accounts in the PRC.

(e) Restricted Cash

Restricted cash as of December 31, 2009 consists of security deposits that serve as collateral for the Company's revolving working capital facility (Note 12).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Short-term Investments

The Company’s short-term investments are accounted for as either available-for-sale or trading securities. Investments accounted for as available for sale are stated at fair market value, with unrealized gains and losses (net of deferred income tax assets (liabilities)) reported as a component of equity. Investments accounted for as trading securities are stated at fair market value with unrealized holding gains and losses reported in income. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.

(g) Accounts Receivable, Bills Receivable and Concentration of Risk

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

Accounts receivable include $47.85 million and $25.72 million of unbilled accounts receivable at December 31, 2009 and 2008, respectively. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the completion of work orders, which is estimated to be within one year.

The Company’s top five customers accounted for 31% of accounts receivable as of December 31, 2009, of which no single customer accounted for greater than 10% or more of accounts receivable. The Company’s top five customers accounted for 43.5 % of accounts receivable as of December 31, 2008, of which two customers accounted for 10.8% and 10.0% of accounts receivable. No other customers accounted for greater than 10% of accounts receivable.

For the year ended December 31, 2009, no single customer accounted for 10% or more of total revenue. For the year ended December 31, 2008, one customers accounted for 13% of the revenue and no other customer contributed greater than 10% of revenue. For the year ended December 31, 2007, two customers accounted for 21% and 26% of revenue, respectively, and no other customer contributed greater than 10% of revenue. The allowance for doubtful accounts at December 31, 2009 and 2008, totaled $3,123,000 and $399,800 respectively, representing management’s best estimate.

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

Fair Value Accounting

Financial Accounting Standards Board Accounting Standards Codification (ASC) No. 820.10 (“FASB ASC 820.10) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). As required by FASB ASC 820.10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FASB ASC 820.10 are described below:

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

During the year ended December 31, 2009, the Company completed a business acquisition in which non-financial assets and liabilities were initially measured at fair value using level 3 inputs.

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

For the years ended December 31, 2009, 2008, approximately 33% and 46%, respectively of total inventory purchases were from five unrelated suppliers. Two suppliers accounted for 11.5% and 10.3% of total inventory purchase in 2009 and no other suppliers accounted for greater than 10% of total inventory purchases. In 2008, two suppliers accounted for 19.2% and 11.6% of total inventory purchases and no other suppliers accounted for greater than 10% of total inventory purchases.

(l) Long-term Investments

Long-term investments are carried at cost. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. Management evaluates all cost method investments for impairment; however, the fair value of the cost method investments is not required to be determined unless impairment indicators are present. When impairment indicators exist, discounted cash flow analyses are generally used to estimate the fair value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of property, plant and equipment are as follows:

Office buildings	20-50 years
Plant and machinery	3-20 years
Electronics equipment, furniture and fixtures	3-5 years
Motor vehicles	5 years
Purchased software	3-10 years

Maintenance and repairs costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

(n) Land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land under operating lease arrangement and are stated at cost less accumulated amortization and any recognized impairment loss. The cost of the land use right is amortized on a straight-line basis over 46 years.

(o) Intangible assets

Intangible assets represent technology-based intangible assets acquired in connection with business acquisitions and software development costs capitalized by the Company’s subsidiaries.

Intangible assets are being amortized using the straight-line method over the following estimated useful lives:

Software development costs	2-5 years
Technology	10-20 years
Trademarks	20 years
Customer Base	2 years

(p) Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. Management of the Company evaluates the carrying value of goodwill annually or when a possible impairment is indicated. The Company performs its impairment assessment annually during the fourth quarter of the fiscal year and determined that there was no impairment of goodwill as of December 31, 2009. Goodwill impairment is assessed using the expected present value of associated future cash flows (Level 3 inputs)

(q) Long-Lived Assets

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware sales, (2) software  sales and (3) system integration services. The Company's revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No.605.35 ("FASB ASC 605.35").

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers' acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with FASB ASC 605.35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support, that is not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades/ enhancements offered are minimal and infrequent; the Company recognizes PCS revenue together with the initial fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involves more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with FASB ASC 605.35, using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for PCS are 12 months.

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

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experiences. If non-conforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers' needs. In cases where non-conformity is a result of integrated hardware, the Company returns the hardware to the original vendor for replacement.

Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced within one year of completion of the work performed. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company's estimates indicate that the entire contract will be performed at a loss, a provision for the entire loss is recorded in the current accounting period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the "cost method" and presents the cost to repurchase such shares as a reduction in shareholders' equity. As of December 31, 2009, the Company has repurchased 6,000 shares of common stock.

(t) Retirement Plan

Retirement benefits in the form of contributions under a defined contribution retirement plan to the relevant authorities are charged to earnings as incurred. Retirement benefit expenses for the years ended December 31, 2009, 2008 and 2007 were $537,915, $428,800 and $117,753, respectively.

(u) Stock-based compensation

The Company measures the cost of employee services received in exchange for stock-based compensation at the grant date fair value of the award by using the Black-Scholes option pricing model. The Company recognizes the compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $1,453,110, $1,605,000 and $678,000, respectively of compensation expenses under the Plan. As of December 31, 2009, there was no unrecognized compensation expenses.

(v) Foreign Currency Translation

The functional currency of the US and British Virgin Islands (“BVI”) Companies is the United States Dollar. The functional currency of the Company’s Hong Kong subsidiaries is the Hong Kong Dollar.

The functional currency of the Company’s wholly-owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The Company’s PRC subsidiaries’ and their VIE’s financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes the financial statements of the Company, have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

The exchange rates adopted are as follows:

	December 31,	December 31,
	2009	2008
Year end exchange rate	6.8372	6.8542
Average yearly exchange rate	6.8409	6.9623

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w) Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with FASB ACS 985-20-Cost of Software to be Sold, Leased, or Marketed. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development expenses. Costs that are incurred to produce the finished products after technological feasibility is established are capitalized and amortized over the estimated economic life from 2 to 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. During the years ended December 31, 2009 and 2008, $1,079,148 and $483,849, respectively was capitalized. At December 31, 2009 and 2008, unamortized capitalized software costs were $1,240,439, and $845,828, respectively.

(x) Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with FASB ASC 740 Income Taxes, these deferred taxes are measured by applying currently enacted tax laws.

(y) Segment reporting

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

The Company reports financial and operating information in the following three segments:

(1)        Digital Information Security Technology Segment ("DIST"): includes revenues from information security related projects;

(2)	Geographic Information Systems Segment ("GIS"): includes the Police-Use Geographic Information Systems ("PGIS") and Civil-Use GIS sale;

(3)	Digital Hospital Information System Segment ("DHIS"): includes revenues from digital information system provided to hospitals or medical institutes.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

All of the Company’s revenues are earned in the PRC and substantially all of the Company’s assets are located in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z) Sales, use and other value added tax

Revenue is recorded net of applicable sales, use and value added tax.

(aa) Derivatives

On January 1, 2009, the Company adopted ASC 815, “Derivatives and Hedging”, which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815 did not have an impact on the Company’s financial statements.

(ab) Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board ("FASB") approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning in the third quarter of fiscal year 2009, all references made to US GAAP use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's condensed consolidated financial statements.

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance will result in a change in the Company's accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on its consolidated financial statements. Based on an initial assessment, the Company anticipates that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on its consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab) Recently Issued Accounting Guidance (continued)

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on the Company's consolidated financial statements, and the impact it will have on its consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in accounting policy effective January 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

Accordingly, after adoption, non-controlling interests (approximately $15.6 million and $15.3 million at December 31, 2009 and December 31, 2008, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings attributable to non-controlling interest (approximately ($43,000, $241,000 and $90,000 for 2009, 2008 and 2007, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interests are reported in equity similar to treasury stock transactions.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for the Company on January 1, 2009, and its adoption did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance relating to Interim Disclosures about Fair Value of Financial Instruments that requires the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued new guidance on the Accounting for Transfers of Financial Assets that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor continuing involvement in transferred financial assets. The guidance also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

3. VARIABLE INTEREST ENTITY

The Company is the primary beneficiary of iASPEC, pursuant to the MSA, and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo as described in Note 5, Business Acquisitions, the Company advanced RMB38 million (approximately $5.4 million) to iASPEC in two installments on November 20, 2007 and May 8, 2008, respectively, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s then majority shareholder, who, upon the authority and direction of the Board of Directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

For the years ended December 31, 2009, 2008 and 2007, $43,076 ($180,000 from iASPEC and ($136,924) from Geo), $241,197 ($180,000 from iASPEC and $61,197 from Geo) and $90,000 (all from iASPEC), respectively have been attributed to non-controlling interest in the consolidated statements of income of the Company.

At December 31, 2009, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $51.7 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $28.2 million, and an increase in non-controlling interest of approximately $15.4 million. For the years ended December 31, 2009, 2008 and 2007, the consolidation resulted in an increase in net income attributable to the Company of approximately $9.3 million, $10.6 million and $5.5 million, respectively.

4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under FASB ASC 260, although classified as issued and outstanding, are not included in the basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in the diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Components of basic and diluted earnings per share were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Income from continuing operations (net of income taxes and non- controlling interest)	$30,094,569	$23,068,817	$13,331,452
Income from discontinued operations (net of income taxes and non- controlling interest)	$-	$718,159	$-

Weighted average outstanding shares of common stock	48,676,391	46,398,600	39,718,967
Effect of dilutive securities
Warrants	-	131,905	433,888
Contingently issuable shares	-	322,322	-
Common stock and common stock equivalents	-	-	-

Earnings per share:
Basic - From continuing operations	$0.62	$$0.50	$0.34
Basic - From discontinued operations	$-	0.01	$-

Diluted - From continuing operations	$0.62	0.49	$0.33
Diluted - From discontinued operations	$-	$0.02	$-

Warrants for the purchase of 400,000 shares were not included in 2009, 2008 or 2007 as their effect would have been anti-dilutive.

5. BUSINESS ACQUISITIONS

2007 Acquisition

On November 7, 2007, the Company acquired 100% of the equity interests of Information Security Software Investment Limited, or ISSI (formerly Fortune Fame International Limited), and its operating PRC subsidiary, ISS (formerly Information Security Development Technology (Shenzhen) Company Ltd.), for which approximately $7.1 million of the purchase price was paid in cash. The balance of the purchase price was paid through the issuance of 883,333 shares of the Company’s common stock.

Under the terms of the agreement, 250,000 shares of the Company’s common stock were to be returned if ISS did not meet certain net income targets in 2008, and an additional 250,000 shares were to be returned if ISS did not meet certain net income targets in 2009.

ISS met its net income targets in 2009 and 2008, resulting in an increase to goodwill of $1,540,000 and $ 900,000 during the fourth quarters of 2009 and 2008, respectively. The following table represents the purchase price allocation of ISS including the additional goodwill.

Cash and cash equivalents	$326,831
Accounts receivable	1,369,257
Advances to suppliers	530,286
Inventory	151,516
Other current assets	257,526
Property and equipment	223,845
Goodwill	5,594,395
Intangible assets	4,334,381
Current liabilities	(229,904)

Total purchase price	$12,558,133

The operating results of ISS have been included in the Company’s consolidated financial statements since November 07, 2007, the acquisition date. Intangible assets include technology with an estimated useful life of 10 years. Goodwill, which has been allocated to the Company’s DHIS segment, is not expected to be deductible for tax purposes.

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

Under the terms of the acquisition agreement, 300,000 shares of the Company’s common stock were to be returned if Bocom did not meet certain net income targets in 2008, and an additional 300,000 shares were to be returned if Bocom did not meet certain net income targets in 2009.

Bocom met its net income targets in 2009 and 2008, resulting in an increase to goodwill of $1,848,000 and $1,080,000 during the fourth quarter of 2009 and 2008, respectively. The following table represents the purchase price allocation of ISIID and Bocom (collectively “Bocom”), including the additional goodwill.

5. BUSINESS ACQUISITIONS (CONTINUED)

2008 Acquisition (continued)

Cash and cash equivalents	$713,876
Accounts receivable	2,851,881
Advances to suppliers	475,120
Inventory	1,332,661
Other current assets	559,977
Property and equipment	43,287
Goodwill	9,553,183
Intangible assets	4,207,282
Current liabilities	(3,564,840)

Total purchase price	$16,172,427

The operating results of Bocom have been included in the Company’s consolidated financial statements since February 1, 2008, the acquisition date. Intangible assets include technology and a trademark with estimated useful lives of 10 and 20 years, respectively. Goodwill, which has been allocated to the Company’s DIST Segment, is not expected to be deductible for tax purposes.

(b) Geo

On April 1, 2008, iASPEC acquired approximately 57% of Wuda Geoinformatics Co., Ltd. (“Geo”), a leading provider of GIS software products and integrated solutions in China, for RMB49,500,000 (approximately $7,049,000).

The following table represents the purchase price allocation of Geo.

Cash and cash equivalents	$2,443,677
Accounts receivable	1,146,794
Advances to suppliers	187,969
Inventory	91,075
Other current assets	708,283
Property and equipment	3,753,779
long-term investment	3,004,756
Goodwill	2,269,698
Intangible assets	2,040,671
Current liabilities	(4,992,136)
Minority interest	(3,605,493)

Total purchase price	$7,049,073

5. BUSINESS ACQUISITIONS (CONTINUED)

2008 Acquisitions (continued)

(b) Geo (continued)

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

Under the terms of the purchase agreement, 355,164 shares of the Company’s common stock were to be returned if Zhongtian does not meet certain net income targets in 2009, and an additional 355,164 shares of the Company’s common stock are to be returned if Zhongtian does not meet certain income targets in 2010.

Zhongtian met certain net income targets in 2009, resulting in an increase to goodwill of $2,187,810 during the fourth quarter of 2009. The following table represents the purchase price allocation of Kwong Tai International Technology Company Ltd. and Zhongtian (collectively “Zhongtian”) including the additional goodwill of $2,187,810 recorded in 2009.

Cash and cash equivalents	$233,243
Accounts receivable	225,660
Advances to suppliers	-
Inventory	-
Other current assets	63,499
Property and equipment	174,566
Goodwill	12,177,428
Intangible assets	2,262,113
Current liabilities	(156,566)

Total purchase price	$14,979,943

The operating results of Zhongtian have been included in the consolidated financial statements from November 1, 2008, the acquisition date. Intangible assets include software with an estimated useful life of 10 years. Goodwill, which has been allocated to the Company’s DHIS segment, is not expected to be deductible for tax purposes.

5. BUSINESS ACQUISITIONS (CONTINUED)

2008 Acquisitions (continued)

At December 31, 2009, approximately 355,164 shares of common stock underlying the make good provisions in Zhongtian acquisitions are contingently returnable. When the contingencies are resolved, any portion of these shares that are not returned to the Company will be recorded as additional goodwill.

2009 Acquisition

On October 14, 2009, the Company, through CPSH, acquired 100% of the equity interests of Topwell Treasure Ltd.("Topwell"), a Hong Kong limited company, for the purchase of Topwell and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu"), for an aggregate purchase price of $16,000,000, pursuant to a Share Purchase Agreement, dated August 28, 2009. Huipu is a leading developer and manufacturer of customized LCD/LED multi-screen display systems in China and the holder of numerous technology patents, trademarks, certifications and licenses. As a result of the acquisition, the Company is expected to penetrate to those markets with the integrated system of the software and LCD/LED multi-screen display.

FASB ASC 805 – Business Combinations, applying to prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires the consideration transferred shall be measured at the acquisition date fair value.

The total acquisition date fair value of the consideration transferred was estimated at $22.06 million, which included the initial payments totaling approximately $8 million in cash, 1,101,930 of the Company’s common shares valued at $7.68 per share, representing the closing market price of the Company’s shares at acquisition date, and the estimated fair value of acquisition-related contingent consideration to be paid to Huipu’s shareholders totaling approximately $5.6 million.

The fair value estimate of the contingent consideration is based on weighted probability (level 3 input) of achievement of After Tax Net Income targets (ATNI) in 2010, 2011 and 2012, which could result in the issuance of up to 1,101,930 additional shares of the Company’s common stock. Actual achievement of ATNI below $3.2 million would reduce the liability to zero and achievement of ATNI of $6.8 million or more would increase the liability to $6.8 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. Included in other income in 2009 is a gain of $1.1 million, due to the change in estimate of the fair value of acquisition-related contingent consideration.

The following table summarizes the consideration paid for Huipu and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

5. BUSINESS ACQUISITIONS (CONTINUED)

2009 Acquisitions (continued)

Consideration
Cash	$8,000,000
Equity instruments (1,101,930 common shares of the Company)	8,462,822
Contingent consideration arrangement	5,602,149
Fair value of total consideration transferred	$22,064,972

Acquisition-related cost (including in selling, general,
and administrative expenses in the Company's income statement for the	$70,000
year ending December 31, 2009)

Recognized amounts of identifiable assets acquired
Financial assets	$6,179,401
Inventory	1,915,439
Deferred tax assets, net of allowance	1,314,720
Property, plant, and equipment	17,988,486
Land use rights, net	1,907,611
Identifiable intangible assets	945,880
Financial liabilities	(26,296,245)
Liability arising from a contingency	(145,093)
Deferred tax liability	(222,464)
Total identifiable net assets	3,587,735

Goodwill	$18,477,237
Total Purchase Price	22,064,972

None of the goodwill recognized is expected to be deductible for income tax purposes. The operating results of Topwell and Huipu have been included in the consolidated financial statements from the acquisition date. Intangible assets include trade marks and patents with an estimated useful life of 3 years. The goodwill of $18,477,237 arising from the acquisition consists largely of the synergies from combining the operations of the Company and Topwell. The goodwill was assigned to the Company's DIST and GIS segments.

A liability of $145,093 has been recognized for expected warranty claims on products sold by Huipu during the last year. The Company expects that the majority of this expenditure will be incurred in 2010. As of December 31, 2009, there has been no change since October 14, 2009, in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates.

The amounts of Topwell and Huipu’s revenue and earnings included in the Company’s consolidated income statement for the year ended December 31, 2009, and the revenue and earnings of the combined entities had the acquisition date been January 1, 2009, or January 1, 2008, are:

	Revenue	Earnings/(losses)
Actual from October 14, 2009 - December 31, 2009	$4,588,426	(210,799)
Supplemental pro forma from January 1, 2009 - December 31, 2009	$115,924,835	30,894,559
Supplemental pro forma for January 1, 2008 - December 31, 2008	$106,005,757	25,089,414

6. SHORT-TERM INVESTMENTS

As of December 31, 2008, short-term investments consisted of investments in Currency-linked Capital Protected Investment products in the amount of RMB40 million (approximately $5.8 million). These investments had a term of one year and their return rate ranged from 4.1975% to 5.2722% per annum, based upon the quoted exchange rate between Hong Kong Dollars (HK$) and U.S. Dollars on June 23, 2008. Upon maturity, the Company received approximately $5,864,400 from these investments

Until their maturity, these investments had been pledged as collateral for a bank term loan for HK$40 million (approximately $5.1 million) that the Company drew on July 8, 2008. (Note 12)

7. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of December 31, 2009 and 2008, amounts due from (to) related parties consist of:

	2009	2008
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$-	$36,474
- Shenzhen Kewen Information Technology Co., Ltd.	129,937	95,120
	$129,937	$131,594

Due to related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$7,335	$-
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	576,401	486,136
	$583,736	$486,136

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance consists of accounts receivable balances from sales during the year.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

(b) Revenue - related party

Amounts earned from Yili and Kewen during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Revenue	$470,422	$65,297
Cost of sales	(107,221)	(19,084)
Gross profit	$363,201	$46,213

7. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(c) Guarantees of bank loans

Mr. Lin has provided a personal guarantee for certain of the Company’s loans (Note 12) as follows:

Borrower	Lender	2009
ISIID	Hang Seng Bank Limited	$5,160,000
IASPEC	Hang Seng Bank Limited	4,401,000
IASPEC	Industrial and Commercial Bank of China, Shenzhen	586,800
IASPEC	Industrial and Commercial Bank of China, Shenzhen	733,500
IASPEC	Industrial and Commercial Bank of China, Shenzhen	1,173,600
		$12,054,900

8. INVENTORIES

As of December 31, 2009 and 2008, inventories consist of:

	2009	2008
Raw materials	$3,385,758	$2,537,223
Work in Processes	344,875	-
Finished goods	2,034,345	201,834
Installations in process	5,171,026	4,368,480
Total	$10,936,004	$7,107,537

9. LONG-TERM INVESTMENTS

As of December 31, 2009 and 2008, long-term investments consist of:

	2009	2008

Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$2,788,666	$3,005,457
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	73,350	72,948
	$2,862,016	$3,078,405

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

Long-term investments also include Geo’s investments in Yili. During year ended December 31, 2009 and 2008, the Company received dividends of RMB 750,000 (approximately $110,000) and RMB 249,900 (approximately $36,000), respectively, in connection with it’s investment in Yili. During the year ended December 31, 2009, management determined that there was an other than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $233,000.

10. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009 and 2008, property, plant and equipment consists of:

	2009	2008
Office building	$6,536,605	$6,794,855
Plant and Machinery	17,844,918	-
Electronic equipment, furniture and fixtures	11,405,355	10,791,186
Motor vehicles	1,098,729	1,203,015
Purchased software	27,036,904	11,132,611
Total	63,922,511	29,921,667

Less: accumulated depreciation	(10,335,997)	(6,366,064)
Net Book Value	$53,586,514	$23,555,603

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was approximately $4,069,000, $2,991,000, and $1,274,800, respectively.

11. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Land use rights

As of December 31, 2009 and 2008, land use rights consist of:

	2009	2008
Land use rights	$1,914,611	$-
Less: accumulated amortization	(7,000)	-

Land use rights, net	$1,907,611	$-

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $7,000, $0, and $0, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2010	$41,621
2011	41,621
2012	41,621
2013	41,621
2014	41,621
Thereafter	1,699,506
Total	$1,907,611

(b) Intangible assets

As of December 31, 2009 and 2008, intangible assets consist of:

	2009	2008
Software and software development costs	$5,637,740	$4,272,145
Technology	7,191,087	7,151,673
Trademarks	4,150,143	3,324,969
Customer base	294,867	293,251
Sub-Total	17,273,837	15,042,038

Less: accumulated amortization	(3,717,696)	(1,926,887)

Intangible assets, net	$13,556,141	$13,115,151

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was approximately $1,780,000, $1,355,000, and $168,700, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2010	$1,835,089
2011	1,636,141
2012	1,549,694
2013	1,288,894
2014	1,281,489
Thereafter	5,964,834
Total	$13,556,141

12. BANK LOANS

(a) Short-term bank loans

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

12. BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

At December 31, 2009, the Company has the following bank borrowings due in one year:

		Loan	Interest rate
Lender	Terms	Period	per annum	2009
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$733,500
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($440,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	October 12, 2009 to October 12, 2010	5.58%	440,100
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	December 2, 2009 to December 2, 2010	5.58%	586,800
Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000 ).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 ($5,868,000) of IST.	June 18, 2009 to October 31, 2010	2.75% p/a over HIBOR	5,160,000
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 4,880,000 ($715,900) accounts receivable and guaranteed by Mr. Lin.	November 5, 2009 to April 1, 2010	5.589%	586,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 6,912,495 ($1,014,000) accounts receivable and guaranteed by Mr. Lin.	November 10, 2009 to April 29, 2010	5.589%	733,500
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB8,000,000 ($1,173,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 9,166,603 ($1,344,700) accounts receivable and guaranteed by Mr. Lin.	December 29, 2009 to May 7, 2010	5.589%	1,173,600
Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000 ). The loan is guaranteed by Mr. Lin, iASPEC, IST, PST.	September 1, 2009 to October 30, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	4,401,000
Shenzhen Commercial Bank	Principal amount of RMB 14,400,000	December 31, 2009 to	7.128%	2,112,480
	($2,112,480 ). See Note 12(b)	December 30, 2010
				$15,927,780

12. BANK LOANS (CONTINUED)

(b) Long-term bank loans

On October 18, 2006, Huipu entered into a RMB 55,000,000 ($8,069,000) term loan with Shenzhen Commerce Bank to finance the construction of its plant and buildings. The loan has a fixed interest rate at 7.128% per annum and matures on October 17, 2011. Interest on the loan is payable monthly, and principal of RMB 1,200,000 ($176,000) is payable monthly through the maturity date, with any remaining principal also payable on the maturity date.

The total outstanding balance of this loan as of December 31, 2009 is RMB 27,400,000 ($4,020,000), of which RMB 14,400,000 ($2,112,000) is due in one year and classified as current liability (Note 12(a)).

13. BILLS PAYABLE

	2009	2008
Bills payable	$12,658,029	$3,501,574

The Company has total available notes payable facilities of $16.5 million and $3.5 million with various banks, of which $3.8 million and $0 were unutilized as of December 31, 2009 and 2008 respectively. The funds borrowed under these facilities are generally repayable within 6 months. The notes payable are non-interest bearing and do not have any restrictions or covenants attached.

14. INCOME TAXES

Pre-tax income for the years ended December 31, 2009 and 2008 was taxable in the following jurisdictions:

	2009	2008	2007
PRC	$34,764,245	$28,954,455	$15,288,112
Others	(739,105)	(4,096,931)	(1,759,360)
Total income before income taxes	$34,025,140	$24,857,524	$13,528,752

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

14. INCOME TAXES (CONTINUED)

PRC

The income tax provision consists of the following:

	2009	2008	2007

Current taxes	$5,156,165	$1,547,509	$107,300
Deferred taxes	(1,268,670)	-	-
Provision for income taxes	$3,887,495	$1,547,509	$107,300

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	2009	2008	2007

PRC federal statutory tax rate	20%	18%	15%

Computed expected income tax expense	$6,805,028	$4,474,354	$2,029,313
Tax exemption	(2,733,522)	(4,503,473)	(2,191,770)
Permanent differences	691,797	239,293	5,854
Effect of non-PRC operating losses and other differences	(875,808)	1,337,335	263,903

Income taxes	$3,887,495	$1,547,509	$107,300

The significant components of deferred tax assets and deferred tax liabilities were as follows for the year ended 31 December 2009:

	Deferred Tax Assets	Deferred Tax Liabilities
Fixed assets	$202,458	$(212,102)
Intangible assets	91,865	(2,352,503)
Inventory valuation	953,754	-
Accounts receivable allowance	765,573	-
Equity investments	35,003	-
Loss carryforwards	2,075,541	-
Gross deferred tax assets and liabilities	4,124,194	(2,564,605)

Valuation allowance	(1,736,137)	-

Total deferred tax assets and liabilities	$2,388,057	$(2,564,605)

14. INCOME TAXES (CONTINUED)

The breakdown between current and long-term deferred tax liabilities was as follows for the year ended 31 December 2009:

2009

Current deferred tax assets	$1,719,327
Current deferred tax liabilities	-
Long-term deferred tax assets	668,730
Long-term deferred tax liabilities	(2,564,604)

Total deferred tax liabilities net of	$(176,547)

Deferred tax assets related to loss carry forwards mainly represented Geo and HPC’s accumulated losses for prior years of $2,315,000 and $6,945,000, respectively. These accumulated losses can be carried forward though approximately 2010. FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 2009, an adjustment of $1,736,000 to the valuation allowance was made because management expects that there may not be sufficient taxable income in the future to realize this portion of the deferred tax assets.

14. INCOME TAXES (CONTINUED)

Geo, iASPEC and Bocom are all governed by the Income Tax Laws of the PRC, and are approved as high-technology enterprises subject to the PRC enterprise income tax (“EIT”) at 15% in 2009.

ISS, Zhongtian and Huipu are subject to the PRC EIT at 20% in 2009.

The China Unified Corporate Income Tax Law (the “Unified Tax Law”) was released on March 6, 2007 and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules"), both of which became effective on January 1, 2008, resulting in an increase in the PRC federal statutory tax rate to 25%.The Unified Tax Law is to be phased in over five years. Companies that were subject to an income tax of 15% in 2007 will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012.

As a wholly-owned foreign investment enterprise, IST is entitled to enjoy a two-year tax exemption, followed by a 50% exemption for three years thereafter as approved by PRC tax authorities. Under the EIT Law, companies that were previously exempt from taxes or that had concessional rates are to retain their preferences until the original expiration date. The Unified Tax Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2009 and IST will continue to qualify for a 50% tax exemption for the one year thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

The Company recognizes that virtually all tax position in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the years ended 2009, 2008 and 2007.

15. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of IST, ISS, iASPEC, Bocom and Zhongtian, appropriations of net income, as reflected in their PRC statutory financial statements, are to be allocated to statutory reserve, as determined by resolution of the Board of Directors. For the years ended December 31, 2009, 2008 and 2007 $3,384,304, $3,209,045 and $1,596,087 respectively, were appropriated.

16. EQUITY

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

On June 20, 2008, September 20, 2008 and December 20, 2008, the Company issued 100,000, 100,000 and 200,000 shares of common stock respectively in connection with the Equity Incentive Plan. (Note 16(c)).

On February 2, 2009, the Company issued 60,000 shares of common stock to in connection with the Equity Incentive Plan. (Note 16(c)).

On February 23, 2009, the Company issued 1,280,807 shares of common stock in connection with the acquisition of Zhongtian.

On November 11, 2009, the Company issued 1,101,930 shares of common stock in connection with the acquisition of Topwell and Huipu.

16. EQUITY (CONTINUED)

(b) Equity Transfer Agreement

On July 1, 2008, Mr. Lin, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Mr. Jin Zhu Cai (“Mr. Cai”), the owner of the 24% minority interest in iASPEC, pursuant to which, Mr. Lin agreed to purchase Mr. Cai’s Minority Interest in iASPEC from Mr. Cai, for a total consideration of RMB60 million (approximately $8.72 million) (the “Purchase Price”). The Purchase Price was paid in 1,527,855 shares of restricted common stock of the Company owned by Mr. Lin, valued at $5.708 per share (based on a 5-day average of the Company’s share price during the week of June 23, 2008). Mr. Lin delivered the shares in September 2008. As a result of the Equity Transfer Agreement, Mr. Lin now holds 100% of the equity interest of iASPEC.

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

On March 3, 2008, the Company's Board of Directors voided and canceled the grant of the stock options, and on March 20, 2008 approved the grant of 400,000 shares of common stock to the employees. The fair value of the Company’s common stock based on quoted market prices on March 20, 2008 was $4.30 per share. Since the cancellation and grant of the replacement award occurred concurrently, they were treated as a modification of the terms of the cancelled award. 100,000 shares of common stock became vested on June 20, 2008 and September 20, 2008, respectively, and the remaining 200,000 shares of common stock were vested on December 20, 2008.

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

As of December 31, 2009, there was no unrecognized compensation expenses related to the non-vested options.

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.2 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

17. CONSOLIDATED SEGMENT DATA

Selected information by segment is presented in the following tables for 2009, 2008 and 2007.

Revenues(1)	2009	2008	2007
DIST Segment	$54,197,481	$50,968,985	$21,529,388
GIS Segment	36,826,430	34,281,398	8,813,321
DHIS Segment	9,972,183	50,801	-
	$100,996,094	$85,301,184	$30,342,709

(1) Revenues by operating segments exclude intercompany transactions.

	2009	2008	2007
Income from operations:
DIST Segment	$13,983,421	$13,180,933	$11,058,347
GIS Segment	15,382,648	14,876,341	4,077,474
DHIS Segment	5,306,292	(199,534)	-
Corporate and others(2)	(2,515,918)	(3,974,858)	(1,825,344)
Income from operations	32,156,443	23,882,882	13,310,477

Corporate other income (expenses), net	1,986,717	938,921	79,435
Corporate interest income	270,666	214,850	138,840
Corporate interest expense	(388,686)	(179,130)	-
Income from continuing operations before income taxes	34,025,140	24,857,523	13,528,752

Income tax expense	(3,887,495)	(1,547,509)	(107,300)
Income from continuing operations	30,137,645	23,310,014	13,421,452

Income from discontinued operations, net of taxes of $0	-	718,159	-
Net income	30,137,645	24,028,173	13,421,452

Net income attributable to the non-controlling interest	(43,076)	(241,196)	(90,000)
Net income attributable to the Company	$30,094,569	$23,786,977	$13,331,452

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Non cash employee compensation by segment for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Non cash employee compensation:
DIST Segment	$469,200	$1,323,911	$53,907
GIS Segment	212,181	152,451	9,473
DHIS Segment	97,339	-	-
Corporate and others	674,390	128,379	614,511
	$1,453,110	$1,604,741	$677,891

Total assets by segment as at December 31, 2009, 2008 and 2007 are as follows:

	2009	2008
Total assets
DIST Segment	$115,003,084	$88,619,621
GIS Segment	98,140,496	46,292,034
DHIS Segment	30,886,236	12,712,303
Corporate and others	6,799,122	844,224
	$250,828,938	$148,468,182

Depreciation and amortization by segment for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

DIST Segment	$2,808,663	$2,789,128	$1,088,284
GIS Segment	2,132,304	1,466,384	355,231
DHIS Segment	871,597	47,515	-
Corporate and others	43,000	42,806	-
	$5,855,564	$4,345,833	$1,443,515

18. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through August 2012. Rent expense for the years ended December 31, 2009 and 2008 was approximately $386,200 and $337,000, respectively.

Future minimum lease payments under these lease agreements are as follows:

Years Ending December 31,

2010	$269,301
2011	184,688
2012	56,308

Total	$510,297

19. SUBSEQUENT EVENTS

We evaluated events that occurred subsequent to December 31, 2009, for recognition or disclosure in our financial statements and notes to our financial statements. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

On January 12, 2010, the Company closed a Securities Purchase Agreement, dated as of January 7, 2010 with certain purchasers pursuant to which: (i) the Company sold a total of 1,652,033 shares of its common stock, par value $0.01 per share and (ii) Mr. Jiang Huai Lin, the Company抯 Chief Executive Officer sold a total of 1,600,000 shares of Common Stock held by him, for an aggregate purchase price of approximately $20 million, or $6.15 per share. The Purchasers also received from the Company warrants to purchase an aggregate of 813,008 shares of Common Stock at an exercise price of $6.15. The Warrants were exercisable for 45 days beginning on the date of the initial issuance of the Warrants. The securities were sold pursuant to the Company抯 shelf registration statement on Form S-3 declared effective by the SEC on November 23, 2009 (File No. 333-159375). A prospectus supplement related to the offering was filed with the SEC and delivered to the Purchasers. The total proceeds to the Company were approximately $9,395,000. Prior to the expiration of the Warrants, certain of the Purchasers exercised Warrants for the purchase of an additional 41,250 shares of Common Stock for aggregate gross proceeds to the Company of approximately $254,000.

Rodman & Renshaw, LLC acted as the Company's exclusive placement agent in connection with the offering and as consideration of its services to the Company, received a commission equal to 5.0% of the gross proceeds of the offering, including proceeds from the sale of Mr. Lin's shares. Rodman's commission was paid on a pro rata basis by the Company and Mr. Lin relative to their respective amount of gross proceeds from the sale of the securities. The Company was also obligated to pay a cash fee out of any proceeds from the exercise of the Warrants, equal to 5% of the aggregate cash exercise price received by the Company upon such exercise, if any; provided that such fee will be reduced to the extent that Rodman's aggregate compensation for the offering, as determined under FINRA Rule 5110, would otherwise exceed 8%. Rodman received an additional $12,684 in fees in connection with the exercise of Warrants. For details regarding the offering see the Company's current report on Form 8-K filed on January 7, 2010.

Mr. Lin received aggregate gross proceeds of $9.84 million from the sale of his 1,600,000 shares of Common Stock in the offering. On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's board of directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note to Mr. Lin, in the principal amount of $5 million The note is due and payable on January 14, 2011, and is convertible into shares of the Company's Common Stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Note).

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

4.8

Form of Warrant, dated January 7, 2010, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on January 7, 2010).

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

10.25

Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008 (incorporated by reference to Exhibit 10.25 of the annual report on Form 10-K/A filed by the Company on November 18, 2009).

10.26

Purchase Contract between Dell (China) Company Limited and Information Security Software Company Ltd., dated January 1, 2008 (incorporated by reference to Exhibit 10.26 of the annual report on Form 10-K/A filed by the Company on August 12, 2009).

10.27

General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008 (incorporated by reference to Exhibit 10.27 of the annual report on Form 10-K/A filed by the Company on November 18, 2009).

10.28

Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008 (incorporated by reference to Exhibit 10.28 of the annual report on Form 10-K/A filed by the Company on November 18, 2009).

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

10.35

Amended and Restated Management Services Agreement, dated as of December 13, 2009, among Information Security Technology (China) Company, Ltd., iASPEC Software Company, Ltd. and Jiang Huai Lin (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on December 17, 2009).

10.36

Form of Securities Purchase Agreement, dated January 7, 2010, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on January 7, 2010).

10.37

Placement Agency Agreement, between the Company and Rodman & Renshaw, LLC, dated January 7, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on January 7, 2010).

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

______________
* Filed herewith