Form 10-Q
period 2010-03-31
China Information Security Technology, Inc.
filed 2010-05-10
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]            No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	51,805,787

	TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3 - 26

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	27-35

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	36-37

ITEM 4.	CONTROLS AND PROCEDURES.	38

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	39

ITEM 1A.	RISK FACTORS.	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	39

ITEM 4.	(REMOVED AND RESERVED).	39

ITEM 5.	OTHER INFORMATION.	39

ITEM 6.	EXHIBITS.	39

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CHINA INFORMATION SECURITY TECHNOLOGY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Contents	Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3 - 4

Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009 (unaudited)	6

Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2010 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	8 - 9

Notes to the Consolidated Financial Statements (unaudited)	10 - 26

CHINA INFORMATION SECURITY TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2010 AND DECEMBER 31, 2009

	NOTES	March 31	December 31
		2010	2009
ASSETS		(Unaudited)

CURRENT ASSETS
Cash and cash equivalents		$11,004,980	$13,478,633
Restricted cash Accounts receivable:		6,316,960	5,859,910
Billed, net of allowance for doubtful accounts of $3,103,000 and $3,123,000, respectively		13,667,821	23,907,035
Unbilled		67,705,717	47,851,638
Bills receivable		102,690	-
Advances to suppliers		3,602,609	6,924,035
Amount due from related parties, net of allowance for doubtful accounts of $0 and $73,000, respectively	6	138,237	129,937
Inventories, net of provision of $208,000 and $184,000, respectively	7	16,596,430	10,936,004
Other receivables and prepaid expenses		16,366,468	15,405,089
Deferred tax assets	12	1,814,416	1,719,327
TOTAL CURRENT ASSETS		137,316,328	126,211,608

Deposit for software purchase		4,634,987	1,426,452
Long-term investments	8	2,862,016	2,862,016
Property, plant and equipment, net	9	52,777,136	53,586,514
Land use rights, net	10	2,126,824	1,907,611
Intangible assets, net	10	13,192,322	13,556,141
Goodwill		50,609,866	50,609,866
Deferred tax assets	12	380,933	668,730
TOTAL ASSETS		$263,900,412	$250,828,938

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$12,214,242	$15,927,780
Accounts payable		18,681,672	20,159,317
Bills payable		10,897,636	12,658,029
Advances from customers		3,908,165	3,950,744
Amount due to related companies	6	583,736	583,736
Accrued payroll and benefits		1,283,047	3,142,240
Other payables and accrued expenses		12,369,519	14,252,918
Contingent consideration, current portion	4	1,529,226	1,857,994
Income tax payable		2,336,989	3,290,245
TOTAL CURRENT LIABILITIES		63,804,232	75,823,003

Long-term bank loans	11	4,019,580	1,907,100
Amount due to related parties	6	6,043,037	-
Contingent consideration, net of current portion	4	2,169,068	2,635,397
Deferred tax liabilities	12	2,455,383	2,564,604
TOTAL LIABILITIES		78,491,300	82,930,104

COMMITMENTS AND CONTINGENCIES		-	-

(CONTINUED)

CHINA INFORMATION SECURITY TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2010 AND DECEMBER 31, 2009 (CONTINUED)

EQUITY
Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2010: 51,811,787: 2009: 49,905,141shares	13	$252,615	$233,548
Treasury stock, 6,000 shares, at cost		(11,468)	(11,468)
Additional paid-in capital		89,357,316	78,495,062
Reserve		8,345,371	8,345,371
Retained earnings		66,743,383	60,462,275
Accumulated other comprehensive income		5,253,568	5,016,575
Total equity of the Company		169,940,785	152,541,363
Non-controlling interest		15,468,327	15,357,471
Total equity		185,409,112	167,898,834

TOTAL LIABILITIES AND EQUITY		263,900,412	250,828,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)
	NOTES	Three Months	Three Months
		Ended	Ended
		March 31,	March 31,
		2010	2009
Revenue - Products		$6,347,970	$2,821,128
Revenue - Software		15,178,632	9,011,466
Revenue - System integration		2,783,883	2,955,457
Revenue - Others		994,622	192,133
TOTAL REVENUE		25,305,107	14,980,184

Cost - Products sold		5,240,422	2,612,791
Cost - Software sold		6,401,411	2,700,941
Cost - System integration		2,475,810	2,145,752
Cost - Others		70,011	37,436
TOTAL COST		14,187,654	7,496,920

GROSS PROFIT		11,117,453	7,483,264

Administrative expenses		(2,770,031)	(2,216,347)
Research and development expenses		(569,431)	(503,852)
Selling expenses		(1,214,562)	(593,716)
INCOME FROM OPERATIONS		6,563,429	4,169,349

Subsidy income		162,782	197,789
Other income, net		966,799	181,367
Interest income		18,891	76,917
Interest expense		(148,891)	(60,210)
INCOME BEFORE INCOME TAXES		7,563,010	4,565,212

Income tax expense	12	(1,171,083)	(588,396)
NET INCOME		6,391,927	3,976,816

Less: Net income attributable to the non-controlling interest		(110,819)	(219,823)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3	$6,281,108	$3,756,993

Weighted average number of shares
Basic	3	51,213,463	47,520,030
Diluted	3	51,213,463	47,520,030

Earnings per share - Basic and Diluted
Basic - Net income attributable to the Company's common stockholders		$0.12	$0.08
Diluted - Net income attributable to the Company's common stockholders		$0.12	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Net income	$6,391,927	$3,976,816
Other comprehensive income:
Foreign currency translation gain	237,030	451,742
Comprehensive income	6,628,957	4,428,558
Comprehensive income attributable to the non-controlling interest	(110,856)	(219,823)
Comprehensive income attributable to the Company	$6,518,101	$4,208,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total
BALANCE AS AT DECEMBER 31, 2009	49,905,141	$233,548	(6,000)	$(11,468)	$78,495,062	$8,345,371	$60,462,275	$5,016,575	$15,357,471	$167,898,834
Issuance of common stock in private ( Placements (Note 13	1,652,033	16,520	-	-	9,341,603	-	-	-	-	9,358,123
Common stock issued upon the
exercise of warrants (Note 13)	41,250	413	-	-	253,275	-	-	-	-	253,688
Stock-based compensation (Note 13)	213,363	2,134	-	-	1,267,376	-	-	-	-	1,269,510
Net income for the period	-	-	-	-	-	-	6,281,108	-	110,819	6,391,927
Foreign currency translation gain	-	-	-	-	-	-	-	236,993	37	237,030
BALANCE AS AT MARCH 31, 2010	51,811,787	252,615	(6,000)	(11,468)	89,357,316	8,345,371	66,743,383	5,253,568	15,468,327	185,409,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION SECURITY TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income	$6,391,927	$3,976,816
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,524,276	915,105
Amortization of intangible assets	499,657	428,006
Stock-based compensation	-	183,600
(Gain)/ loss on disposal of property and equipment	(5,037)	8,329
Change in allowance for accounts receivable	438,272	335,129
Provision for obsolete inventories	23,835	-
Change in deferred income tax	83,458	(18,597)
Change in fair value of contingent consideration	(795,097)	-
Changes in operating assets and liabilities, net of effects of business acquisitions:
Increase in restricted cash	(456,894)	-
Increase in accounts receivable	(10,152,521)	(3,278,151)
Decrease in advances to suppliers	3,484,877	-
Increase in other receivables and prepaid expenses	(1,452,006)	(1,883,282)
Increase in inventories	(5,890,035)	(5,489,875)
(Decrease) / increase in accounts payable	(3,236,934)	625,672
(Decrease) / increase in advances from customers	(41,873)	3,783,613
Increase in amount due to related parties	844,549	7,472
Decrease in amount due from related parties	-	62,663
Decrease in other payables and accrued expenses	(1,648,862)	(1,119,926)
Decrease in income tax payable	(952,931)	(26,316)
Net cash used in operating activities	(11,341,339)	(1,489,742)

INVESTING ACTIVITIES
Proceeds from sales of property and equipment	30,797	21,068
Purchase of land-use-rights	(384,187)	-
Purchases of property and equipment	(532,107)	(231,528)
Capitalized and purchased software development costs	(135,962)	(147,588)
Deposit for software purchase	(3,207,441)	(717,752)
Net cash used in investing activities	(4,228,900)	(1,075,800)

FINANCING ACTIVITIES
Borrowing of short-term loans	8,250,529	-
Borrowing of long-term shareholders' loans	6,026,550	-
Borrowing of long-term loans	4,018,210	-
Repayment of short-term loans	(10,872,150)	-
Repayment of long-term loans	(4,018,210)	-
Issued common stock	9,611,811	-
Repurchase of common stock	-	(11,468)
Net cash provided by / (used in) financing activities	13,016,740	(11,468)

Effect of exchange rate changes on cash and cash equivalents	79,846	46,153

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,473,653)	(2,530,857)
CASH AND CASH EQUIVALENTS, BEGINNING	13,478,633	9,565,252
CASH AND CASH EQUIVALENTS, ENDING	$11,004,980	$7,034,395

CHINA INFORMATION SECURITY TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (CONTINUED) (Unaudited)

	Three months	Three months
	Ended	Ended
	March 31, 2010	March 31, 2009
Supplemental disclosure of cash flow information:

Cash paid during the period
Income taxes	$2,041,708	$580,677
Interest paid	$168,478	$60,210

Supplemental disclosure of significant non-cash transactions:

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company's common stock as compensation under the China Information Security Technology, Inc. 2007 Equity Incentive Plan (“The Plan”). The fair value of these shares of approximately $1.2 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company’s common stock as compensation under the Plan. The fair value of these shares of $183,600 based on quoted market price was recognized as stock-based compensation for the three months ended March 31, 2009.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology Inc (the “Company” or “CIST”), together with its subsidiaries, is a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services organized into three business segments – Digital Information Security Technology (“DIST”), Geographic Information Systems (“GIS”), and Digital Hospital Information System (“DHIS”). These total solutions are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd (“IST”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ISS,” Shenzhen Bocom Multimedia Display Technology Co., Ltd (“Bocom”), Shenzhen Zhongtian Technology Development Company Ltd (“Zhongtian”), and Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu"), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co, Ltd (“iASPEC”), and Wuda Geoinformatics Co., Ltd (“Geo”), 57% of which is owned by iASPEC.

The operating results of Bocom, Geo, Zhongtian and Huipu have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008, November 1, 2008, and November 1, 2009 their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended March 31, 2010 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

(b) Foreign Currency Translation

The functional currency of the US and British Virgin Islands (“BVI”) companies is the United States dollars. The functional currency of the Company’s Hong Kong subsidiaries is the Hong Kong dollars.

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

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experiences. If nonconforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers' needs. In cases where non-conformity is a result of integrated hardware, the Company returns the hardware to the original vendor for replacement.

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

Other revenue mainly consists of income derived from maintenance service and royalty income.

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. As of March 31, 2010, the Company has repurchased 6,000 shares of common stock.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or March 31, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities.

ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 for the Company. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements does not become effective until fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company. The adoption of ASU 2010-06 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for the Company, with early adoption prohibited. The adoption of the guidance codified within ASC 810 did not have any effect on the Company’s financial position or results of operations.

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

Components of basic and diluted earnings per share were as follows:
	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net income attributable to the common stockholders	$6,281,108	$3,756,993
Weighted average outstanding shares of common stock	51,213,463	47,520,030
Dilutive effect of options ,warrants, and contingently issuable shares	-	-
Common stock and common stock equivalents	51,213,463	47,520,030

Earnings per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

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

At March 31, 2010, the contingent consideration in relation to the purchase of Topwell Treasure Ltd. ("Topwell") and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu") in 2009 was measured at fair value.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE ACCOUNTING (CONTINUED)

The fair value estimate of the contingent consideration is based on the weighted probability (level 3 input) of achievement of After Tax Net Income targets (ATNI) in 2010, 2011 and 2012, which could result in the issuance of up to 1,101,930 additional shares of the Company’s common stock. Actual achievement of ATNI below $3.2 million would reduce the liability to zero and achievement of ATNI of $6.8 million or more would increase the liability to $6.8 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. Included in other income in the three months ended March 31, 2010 is a gain of $0.79 million, due to the change in estimate of the fair value of acquisition-related contingent consideration.

5.

VARIABLE INTEREST ENTITY

The Company is the primary beneficiary of iASPEC, pursuant to the Management Service Agreement (“MSA”), and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo, the Company advanced RMB38 million (approximately $5.4 million) to iASPEC in two installments on November 20, 2007 and May 8, 2008, respectively, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s then majority shareholder, who, upon the authority and direction of the Board of Directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

For the three months ended March 31, 2010 and 2009, net income of $110,819 ($134,798 from iASPEC and loss of $23,979 from Geo), $219,823 ($45,000 from iASPEC and $174,823 from Geo), respectively was attributable to non-controlling interest in the consolidated statements of income of the Company.

At March 31, 2010, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $47.5 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $22.1 million, and an increase in non-controlling interest of approximately $15.5 million, and for the three months ended March 31, 2010 and 2009 the consolidation resulted in an increase in net income attributable to parent company of approximately $2.6 million and $2.7 million respectively.

6.

RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of March 31, 2010 and December 31, 2009, amount due from (to) related parties consists of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Due from related company
- Shenzhen Kewen Information Technology Co., Ltd.	$138,237	$129,937

Due to related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	7,335	7,335
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	576,401	576,401
	$583,736	$583,736

Due to related parties
- Shareholders	$6,043,037	$-

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(a) Related party balances (Continued)

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales during the three months ended March 31, 2010.

Due to related companies

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts payable from purchase.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

Due to related parties

The balance due to shareholders predominantly represents the personal loans of $6 million from Mr. Jianghuai Lin (“Mr. Lin”), the CEO of the Company, to the Company as at March 31, 2010.

On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's board of directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note (“the Original Note”) to Mr. Lin, in the principal amount of $5 million The note is due and payable on January 14, 2011, and is convertible into shares of the Company's common stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Original Note).

On March 25, 2010, Mr. Lin surrendered the Original Note to the Company and have asked the Company to void and rescind the Original Note, and issue a replacement note (“the New Note”), in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010.

The New Note has omitted the conversion feature that was contained in the Original Note and it is non-interest bearing. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or any part of the amounts outstanding under this Note at any time before the maturity date without the express written consent of Mr. Lin.

(b) Revenue - related party

Amount earned from Kewen during the three months ended March 31, 2010 and 2009 were as follows:
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$24,892	$24,872
Cost of sales	(13,465)	(10,041)
Gross profit	11,427	14,831

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.

RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(c) Guarantees of bank loans

Mr. Lin has provided a personal guarantee for certain of the Company’s loans as follows:

		March 31,	December 31
Borrower	Lender	2010	2009
		(Unaudited)
ISIID	Hang Seng Bank Limited	$-	$5,160,000
IASPEC	Hang Seng Bank Limited	-	4,401,000
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	586,800
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	733,500
IASPEC	Industrial and Commercial Bank of China, Shenzhen	1,173,600	1,173,600
		$1,173,600	$12,054,900

7.

INVENTORIES

As of March 31, 2010 and December 31, 2009, inventories consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$5,326,623	$3,385,758
Work in Processes	990,130	344,875
Finished goods	3,175,282	2,034,345
Installations in process	7,104,395	5,171,026
Total	$16,596,430	$10,936,004

8.

LONG-TERM INVESTMENTS

As of March 31, 2010 and December 31, 2009, long-term investments consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$2,788,666	$2,788,666
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	73,350	73,350
	$2,862,016	$2,862,016

Geo holds a 20% ownership interest in Tianhe Navigation and Communication Technology Co., Ltd. (“Tianhe”). Although Geo owns 20% of Tianhe, Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

LONG-TERM INVESTMENTS (CONTINUED)

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

Long-term investments also include Geo’s investments in Yili. During the year ended December 31, 2009, the Company received dividends of RMB 750,000 (approximately $110,000), in connection with it’s investment in Yili. As at December 31, 2009, management determined that there was an other-than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $233,000. As at March 31, 2010, the management reassessed the possible impairment to the investment to Tianhe and determined that no more impairment loss should be made.

9.

PROPERTY AND EQUIPMENT

As of March 31, 2010 and December 31, 2009, property and equipment consist of:

	March 31	December 31
	2010	2009
	(Unaudited)
Office building	$7,310,766	$6,536,605
Plant and Machinery	18,066,167	17,844,918
Electronic equipment, furniture and fixtures	11,081,521	11,405,355
Motor vehicles	1,112,183	1,098,729
Purchased software	27,036,904	27,036,904
Total	64,607,541	63,922,511

Less: accumulated depreciation	(11,830,405)	(10,335,997)
	$52,777,136	$53,586,514

Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $1,524,000 and $915,000, respectively.

10.

LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Land use rights

As of March 31, 2010 and December 31, 2009, land use rights consist of:

	March 31	December 31
	2010	2009
	(Unaudited)
Land use rights	$2,145,596	$1,914,611
Less: accumulated amortization	(18,772)	(7,000)
Land use rights, net	$2,126,824	$1,907,611

Amortization expense for the three months ended March 31, 2010 and 2009 was $12,000 and $0, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.

LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(a) Land use rights (Continued)

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$35,316
2011	47,088
2012	47,088
2013	47,088
2014	47,088
Thereafter	1,903,156
Total	$2,126,824

(b) Intangible assets

As of March 31, 2010 and December 31, 2009, intangible assets consist of:

	March 31	December 31
	2010	2009
	(Unaudited)
Software and software development costs	$5,773,749	$5,637,740
Technology	7,191,087	7,191,087
Trademarks	4,150,143	4,150,143
Customer base	294,867	294,867
Sub-Total	17,409,846	17,273,837
Less: accumulated amortization	(4,217,524)	(3,717,696)

Intangible assets, net	$13,192,322	$13,556,141

Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $500,000 and $428,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$1,211,218
2011	1,649,742
2012	1,563,295
2013	1,302,495
2014	1,295,090
Thereafter	6,170,482
Total	$13,192,322

CHINA INFORMATION SECURITY TECHNOLOGY, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.

BANK LOANS

(a) Short-term bank loans

At March 31, 2010 and December 31, 2009, the Company had the following bank borrowings:

Lender	Terms	Loan Period	Interest rate per annum	March 31, 2010 (Unaudited)	December 31, 2009
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$733,500	$ 733,500
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($440,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	October 12, 2009 to October 12, 2010	5.58%	440,100	440,100
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	December 2, 2009 to December 2, 2010	5.58%	586,800	586,800
Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000 ).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 ($5,868,000) of IST.	June 18, 2009 to October 31, 2010	2.75% p/a over HIBOR	-	5,160,000
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 4,880,000 ($715,900) and guaranteed by Mr. Lin.	November 5, 2009 to April 1, 2010	5.589%	-	586,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 6,912,495 ($1,014,000) and guaranteed by Mr. Lin.	November 10, 2009 to April 29, 2010	5.589%	-	733,500

CHINA INFORMATION SECURITY TECHNOLOGY, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.

BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB8,000,000 ($1,173,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 9,166,603 ($1,344,700) and guaranteed by Mr. Lin.	December 29, 2009 to May 7, 2010	5.589%	1,173,600	1,173,600
DBS Bank	Principal amount of RMB660,000 ($96,822). Interest and principal are due at maturity.	January 13, 2010 to May 12, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	96,822	-
Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000 ). The loan is guaranteed by Mr. Lin, iASPEC, IST, PST.	September 1, 2009 to October 30, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	-	4,401,000
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB30,000,000 ($4,401,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	March 17, 2010 to March 16, 2011	5.31%	4,401,000	-
Ping An Bank	Principal amount of RMB 32,600,000 ($4,782,420 ). Fixed interest rate; interest is payable monthly and principal is due at maturity.	March 31, 2010 to March 30, 2011	5.31%	4,782,420	-
Shenzhen Commercial Bank	Principal amount of RMB 14,400,000 ($2,112,480 ).	December 31, 2009 to December 30, 2010	7.128%	-	2,112,480
				$12,214,242	$15,927,780

(b) Long-term bank loans

On October 18, 2006, Huipu obtained a RMB 55,000,000 ($8,069,000) term loan from Shenzhen Commercial Bank to finance the construction of its plant and buildings. The loan has a fixed interest rate at 7.128% per annum and matures on October 17, 2011. Interest on the loan is payable monthly, and principal of RMB 1,200,000 ($176,000) is payable monthly through the maturity date, with any remaining principal also payable on the maturity date.

The total outstanding balance of this loan as of December 31, 2009 is RMB 27,400,000 ($4,020,000), of which RMB 14,400,000 ($2,112,000) is due in one year and classified as current liability

On January 1, 2010, Huipu repaid the outstanding balance and obtained a RMB 27,400,000 ($4,020,000) long term loan from Ping An Bank.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

INCOME TAXES

Pre-tax income for the three months ended March 31, 2010 and 2009 was taxable in the following jurisdictions:

	Three months ended March 31
	2010	2009
	(Unaudited)
PRC	$7,188,003	$4,900,645
Others	375,007	(335,433)

Total income before income taxes	$7,563,010	$4,565,212

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

PRC

The income tax provision consists of the following:
	Three months ended March 31
	2010	2009
	(Unaudited)
Current taxes	$1,087,625	$606,993
Deferred taxes	83,458	(18,597)

Provision for income taxes	$1,171,083	$588,396

	Three months ended March 31
	2010	2009
	(Unaudited)
PRC federal statutory tax rate	25%	25%
Computed expected income tax expense	$1,890,752	$1,141,303
Tax concession	(716,025)	(696,891)
Change in valuation allowance	-	103,059
Permanent differences	100,093	138,221
Other differences	(103,737)	(97,296)
Income taxes	$1,171,083	$588,396

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.

INCOME TAXES (CONTINUED)

The significant components of deferred tax assets and deferred tax liabilities were as follows as at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)
Fixed assets	$229,167	$(207,880)	$202,458	$(212,101)
Intangible assets	87,697	(2,247,503)	91,865	(2,352,503)
Inventory valuation	953,754	-	953,754	-
Accounts receivable allowance	860,662	-	765,573	-
Equity investments	35,003	-	35,003	-
Loss carry-forwards	1,765,203	-	2,075,541	-
Gross deferred tax assets and liabilities	3,931,486	(2,455,383)	4,124,194	(2,564,604)

Valuation allowance	(1,736,137)	-	(1,736,137)	-

Total deferred tax assets and liabilities	$2,195,349	$(2,455,383)	$2,388,057	$(2,564,604)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)
Current deferred tax assets	$1,814,416	$1,719,327
Current deferred tax liabilities	-	-
Long-term deferred tax assets	380,933	668,730
Long-term deferred tax liabilities	(2,455,383)	(2,564,604)

Total net deferred tax liabilities	$(260,034)	$(176,547)

 As at March 31, 2010, Geo and HPC had incurred tax losses of approximately $190,000 and $6,945,000, respectively. The accumulated losses of Geo can be carried forward through approximately 2010. FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As the management expects that the accumulated losses of HPC may not be utilized to deduct against future taxable profit due to the fact that proper approval from the local tax bureau has not been obtained, the valuation allowance amounting to $1,736,000 existed as at March 31, 2010.

13.

EQUITY

(a) Issuance of new shares

On January 12, 2010, the Company issued 1,652,033 shares of common stock to certain purchasers at $6.15 per share, for the purpose of funding the Company with working capital. The purchasers also received from the Company additional warrants to purchase an aggregate of 813,008 shares of common stock at an exercise price of $6.15. The warrants expired 45 days after the initial issuance date.

On January 21, 2010, the Purchasers exercised the warrants and purchased 41,250 shares of common stock at an exercise price of $6.15.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.

EQUITY (CONTINUED)

(b) Stock-based compensation

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

As of March 31, 2010, there was no unrecognized compensation expenses related to the non-vested options.

14.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three months ended March 31, 2010 and 2009.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues (1)
DIST Segment	$12,097,423	$7,520,456
GIS Segment	10,637,080	5,859,666
DHIS Segment	2,570,604	1,600,062
	$25,305,107	$14,980,184

(1) Revenues by operating segments exclude intercompany transactions.

Income from operations:
DIST Segment	$1,667,307	$2,615,140
GIS Segment	4,255,852	1,370,588
DHIS Segment	970,341	544,717
Corporate and others (2)	(330,071)	(361,096)
Income from operations	6,563,429	4,169,349

Corporate other income (expenses), net	1,129,581	379,156
Corporate interest income	18,891	76,917
Corporate interest expense	(148,891)	(60,210)
Income before income tax	7,563,010	4,565,212

Income tax expense	(1,171,083)	(588,396)
Net income	6,391,927	3,976,816

Net income attributable to the non-controlling interest	(110,819)	(219,823)
Net income attributable to the Company	$6,281,108	$3,756,993

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Total assets:
DIST Segment	$129,655,888	$115,003,084
GIS Segment	102,039,253	98,140,496
DHIS Segment	31,809,100	30,886,236
Corporate and others	396,171	6,799,122
	$263,900,412	$250,828,938

15.

COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through August 2012. Rent expense for the three months ended March 31, 2010 and 2009 was approximately $84,800 and $181,100, respectively.

Future minimum lease payments under these lease agreements are as follows:

Three months ended March 31, 2010
Remainder of 2010	$189,156
2011	185,610
2012	56,308
Total	$431,074

The Company entered into several purchase commitments during the period to purchase operating software and a database. The total contracted price is approximately $1.9 million (RMB13 million). As of March 31, 2010, the Company paid deposits of approximately $0.64 million (RMB4.4 million). The Company will pay the remaining contracted amount 90 days subsequent to final testing of the software.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($3,103,000 at March 31, 2010 and $3,123,000 at December 31, 2009) is the Company's best estimate of the amount of probable credit losses in existing accounts receivable.

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

For the three months ended March 31, 2010, the Company had one customer accounted for approximately 11% of the third party revenue and no other customers accounted for greater than 10% of third party revenue. For the three-month period ended March 31, 2009, the Company had three customers that represented approximately 39.77%, 15.11% and 10.37% of the Company's third party revenue.

At March 31, 2010, accounts receivables were due from 396 customers. Of these, no customers accounted for over 10% of the total accounts receivable. At March 31, 2009, accounts receivables were due from 138 customers. Of these, three customers accounted for 14.7%, 13.2% and 12.4% of total accounts receivable respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should consider the factors and risks discussed in this report and carefully review the risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 and other documents we file from time to time with the U.S. Securities and Exchange Commission.

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

  “Huipu” are to Huipu Electronics (Shenzhen) Co., Ltd. a PRC company.

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

  “RMB” or “Renminbi,” are to the Renminbi Yuan, China’s national currency and

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

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement, or MSA, among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2009, 2008 and 2007, 48.6%, 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC. During the quarter ended March 31, 2010, $10.3 million, or 40.7% of our revenue was derived in connection with the MSA.

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

The following chart reflects our corporate organizational structure:

Our corporate headquarters are located at 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong, 518040, People’s Republic of China. Our telephone number is (+86) 755 -8370-8333. We maintain a website at www.chinacpby.com that contains information about our subsidiary CPSH, but that information is not a part of this report.

First Quarter of 2010 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2010, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended March 31, 2010:

  Revenue: Revenue increased $10.33 million, or 68.92%, to $25.31 million for the three months ended March 31, 2010, from $14.98 million for the three months ended March 31, 2009.

  Gross Profit: Gross profit increased $3.64 million, or 48.56%, to $11.12 million for the three months ended March 31, 2010, from $7.48 million for the three months ended March 31, 2009.

  Income from operations: Income from operations increased $2.39 million, or 57.42%, to $6.56 million for the three months ended March 31, 2010, from $4.17 million for the three months ended March 31, 2009.

  Net income attributable to the Company: Net income attributable to the Company was $6.28 million for the three months ended March 31, 2010, increased $2.52 million, or 67.18%, from $3.76 million for the three months ended March 31, 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.12 for the three months ended March 31, 2010, as compared to $0.08 for the three months ended March 31, 2009.

As at March 31, 2010, the total of our contract backlog is approximately $46.5 million.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended March 31, 2010 reflects the operating results of the Company and its subsidiaries and our VIE, iASPEC and its subsidiary Geo, while the financial data for the same period in 2009 reflects the operating results of the Company and its subsidiaries and VIE, excluding Huipu, which was not acquired until October 2009.

For the Three-Month Periods Ended March 31, 2010 and 2009 (Unaudited)

(All amounts, other than percentages of revenue and numbers of shares, in U.S. Dollars)

	2010		2009
	As reported	Percentage	As reported	Percentage	Period-over-period Increase
		of Revenue		of Revenue	(Decrease)

Revenue	25,305,107	100.00%	14,980,184	100.00%	10,324,923	68.92%
Costs of revenue	14,187,654	-56.07%	7,496,920	-50.05%	6,690,734	-89.25%
Gross Profit	11,117,453	43.93%	7,483,264	49.95%	3,634,189	48.56%
Administrative expenses	(2,770,031)	-10.95%	(2,216,347)	-14.80%	(553,684)	24.98%
Research and development expenses	(569,431)	-2.25%	(503,852)	-3.36%	(65,579)	13.02%
Selling expenses	(1,214,562)	-4.80%	(593,716)	-3.96%	(620,846)	104.57%
Income from operations	6,563,429	25.94%	4,169,349	27.83%	2,394,080	57.42%
Subsidy income	162,782	0.64%	197,789	1.32%	(35,007)	-17.70%
Other income, net	966,799	3.82%	181,367	1.21%	785,432	433.06%
Interest income	18,891	0.07%	76,917	0.51%	(58,026)	-75.44%
Interest expense	(148,891)	-0.59%	(60,210)	-0.40%	(88,681)	147.29%
Income from continuing operations before Income Taxes	7,563,010	29.89%	4,565,212	30.48%	2,997,798	65.67%
Income Tax Expense	(1,171,083)	-4.63%	(588,396)	-3.93%	(582,687)	99.03%
Net Income	6,391,927	25.26%	3,976,816	26.55%	2,415,111	60.73%
Less: Net Income Attributable to the NCI	(110,819)	-0.44%	(219,823)	-1.47%	109,004	-49.59%
Net Income Attributable to the Company	6,281,108	24.82%	3,756,993	25.08%	2,524,115	67.18%

Revenue

Our revenue is generated from our integrated hardware and software products and through the related after-sales services. For the three months ended March 31, 2010, our revenue was $25.31 million, compared to $14.98 million for the three months ended March 31, 2009, an increase of $10.33 million, or 68.92% . During the current quarter, Huipu, which was acquired in October 2009, contributed $4.97 million to revenues. Excluding the impact from Huipu, organic revenue growth was 35.8% . This organic growth rate reflected both our strong business momentum as well as weakness in the same period in the prior year as a result of the global financial crisis.

Software sales increased by 68.44% to $15.18 million for the three months ended March 31, 2010, from $9.01 million for the three months ended March 31, 2009. Software sales constituted 59.98% of our total revenue, roughly in line with 60.16% during the same period in the prior year, reflecting our continued commitment to our core competency in software. Excluding the impact of Huipu, software sales was 74.63% of organic revenues.

Product sales increased by $3.53 million, or 125.02% for the three months ended March 31, 2010, as compared to $2.82 million in the same period of 2009. Product sales constituted 25.09% of total revenue during the current period as compared with 18.83% during the same period in the prior year. Approximately $4.34 million of the product sales for the three months ended March 31, 2010 was contributed by Huipu. Product sales excluding Huipu declined by 28.97% from the same period in the prior year to 9.85% of organic revenues, as we focused on higher value-added product sales with Huipu.

Sales of system integration services decreased by 5.81% for the three-month ended March 31, 2010, as compared to the same period of 2009. As a percentage of revenue, it declined from 19.73% during the three months ended March 31, 2009 to 11% during the current quarter. Excluding the impact of Huipu, system integration was 13.69% of organic revenues. Such a decline was due to the timing of certain projects.

Other revenue increased by 417.67%, from $0.19 million in the three months ended March 31, 2009 to $1 million in the same period of 2010. Other revenue mainly derived from maintenance services in the three months period March 31, 2009, while in the same period of 2010, in addition to maintenance services, we also generated $623,000 royalty income from Huipu by licensing other manufacturers to use the HPC trademark. We believe this is an effective way to harvest HPC’s value and monetize its intellectual property, which is the over-riding principle in our business strategy.

Regarding segment breakdown, for the three months ended March 31, 2010, approximately $12.10 million of our revenues were generated by our DIST segment, $10.64 million of our revenues were generated by our GIS segment, and $2.57million was generated by the DHIS segment. This compared with $7.52 million by our DIST segment, $5.86 million by our GIS segment and $1.60 million by our DHIS segment for the three months ended March 31, 2009. The year-over-year growth ratios for the three segments were 60.86%, 81.53% and 60.66% respectively. Excluding the impact of Huipu, the equivalent ratios were 28.46%, 39.95% and 60.66% respectively.

DIST accounted for 47.80% of the total revenue while GIS and DHIS represented 42.04% and 10.16% respectively. Excluding the impact of Huipu, the segment weights were 47.28%, 40.14% and 12.58% respectively. These compared to 50.2%, 39.12% and 10.68% of the total revenue for the three months period ended March 31, 2009. The shifts in segment weights were due to the GIS and DHIS segments outpacing DIST in their growth momentum. This is the direct result of our focus in the last few years on targeting at areas with the highest barriers-to-entry and developing sustainable competitive advantages in the GIS and DHIS segments, in anticipation of accelerating market growth in the coming years. As such anticipation starts to be realized, we believe we have been well positioned to capture the growth opportunities. As such, we will be directing more resources to these two segments going forward.

Cost of Revenue and Gross Profit

			2010					2009
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$6,347,970	25.09%	$5,240,422	$1,107,548	17.45%	$2,821,128	18.83%	$2,612,791	$208,337	7.38%
Software	15,178,632	59.98%	6,401,411	8,777,221	57.83%	9,011,466	60.16%	2,700,941	6,310,525	70.03%
System
integration	2,783,883	11.00%	2,475,810	308,073	11.07%	2,955,457	19.73%	2,145,752	809,705	27.40%
Others	994,622	3.93%	70,011	924,611	92.96%	192,133	1.28%	37,436	154,697	80.52%
Subtotal	$25,305,107	100%	$14,187,654	$11,117,453	43.93%	$14,980,184	100%	$7,496,920	$7,483,264	49.95%

As indicated in the table above, our cost of revenues increased $6.69 million, or 89.25%, to $14.19 million, for the three months ended 31, 2010, from $7.50 million for the three months ended March 31, 2009. As a percentage of revenues, our cost of revenue increased to 56.07% during the three months ended March 31, 2010, from 50.05% in the same period of 2009. As a result, gross margin was 43.93% for the three months ended 31, 2010, decrease of 6.02%, from 49.95% in the same period of 2009. With the strategy of capturing royalty income, Huipu yielded a gross margin of 28.86%, which exceeded our original goal. Excluding the impact of Huipu, gross margin of organic business was 47.62% ..

The decrease in gross profit margin for organic business was mainly attributable to the decrease in gross profit margin in software sales and system integration, partially offset by the increase in weight of software business relative to organic revenue total as described in the “Revenue” section..

The decrease of gross profit margin in software sales resulted from outsourcing activities as we chose to focus on the most critical software business activities. For the three-month period, we decided to outsource some non-essential and labor-intensive parts of software projects such as on-site installation for customers in order to stay focused on scalable core activities with the existing work force. Although the near-term impact of this strategy on our profitability was a decline in gross margin from 70.03% in the three months ended March 31, 2009 to 57.83% in the current period, we believe the focus on the highest value-added components in house can accelerate revenue growth in the long run and is accretive to our long-term shareholder value. Also contributing to this decline was the fact that during the three months ended March 31, 2009, we benefited from some projects that yielded higher-than-average profitability.

The gross margin decline of system integration was due to the concurrence of several large projects during the current period, which generally offer lower profit margin than smaller ones.

For the three months ended March 31, 2010, approximately $7.86 million of our cost of revenues was attributable to our DIST segment, $5.15 million was attributable to our GIS segment and $1.18 million was attributable to our DHIS segment, compared to $3.69 million to DIST segment, $3.25 million to GIS segment and $0.55 million by DHIS segment, respectively, during the same period of 2009.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by about $0.55 million, or 24.98%, to $2.77 million for the three months ended March 31, 2010, from $2.22 million in the same period of 2009. Some notable changes that resulted in the increase of administrative expenses are: 1) the addition of administrative expenses of Huipu about $0.31 million; 2) the increase of bad debt provision expenses of $0.45 million period-over-period; and 3) the decrease of stock based compensation expenses of $0.18 million.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. Research and development expenses increased by $0.07 million or 13.02% to $0.57 million for the three months ended March 31, 2010, from $0.5 million in the same period of 2009. As a percentage of sales, research and development expenses accounts for approximately 2% of the total revenue for the three months ended March 31, 2010, compared with 3% of total revenue for same period in 2009. The slight ratio decrease is due to the fact the R&D investments in the previous years are yielding scalable effects in revenue growth.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $0.62 million, or 104.57%, to $1.21 million for the three months ended March 31, 2010, from $0.59 million in the corresponding period of 2009. Such an increase outpacing the growth in revenues reflected our heightened efforts in market expansion nationally.

Income from Operations

Income from operations increased $2.39 million, or 57.42%, to $6.56 million for the three months ended March 31, 2010, from $4.17 million in the corresponding period in 2009. Income from operations as a percentage of revenue decreased to 25.94% during the three months ended March 31, 2010, from 27.83% in 2009. The decrease is mainly attributable to the decrease of gross profit margin during the current period, partially offset by operating expense ratio improvements.

Other Income, net

Other income, net of $0.97 million for the three months ended March 31, 2010 primarily due to fair value change for contingent shares paid for HPC acquisition. Approximately $0.8 million gains resulted from the decrease of fair value of the liability to issue the contingent consideration was recorded during the period.

Non-controlling interest

Non-controlling interest of $110,819 for the three months ended March 31, 2010 represents the $134,798 fee retained by iASPEC under the revised MSA, which represents 5% of the net income for the three months ended March 31, 2010, and $23,979 of Geo’s losses retained by the 43% non-controlling interest in Geo. The retained profits by iASPEC during the three months ended March 31, 2009 was $45,000, which was a fixed amount according to the original MSA, and the retained profits by Geo’s 43% shareholders was approximately $175,000.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was $1.17 million, up from $0.59 million for the same period in 2009. The increase was mainly due to the combined effects of increase in assessable profits during the current period and the increase in tax rate as a result of China’s tax rate unification program.

Our subsidiaries, ISS, Zhongtian and Huipu are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 22% of assessable profits in 2010, compared to 20% for the same period in 2009, an increase of 2%.

Bocom, and our VIE, iASPEC (inclusive of Geo), as High-Tech Enterprises, are subject to EIT at a rate of 15% of assessable profits. After offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended March 31, 2010. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. Year 2010 is the fourth year that IST is entitled to the tax holiday and will be subject to a favorable tax rate of 11%.

Net income attributable to the Company

As a result of the factors described above, net income increased $2.52 million, or 67.18%, to $6.28 million during the three months ended March 31, 2010, from $3.76 million for the same period in 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $11 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009..

	Three Months Ended March 31
	2010	2009

Net Cash Used in Operating Activities	$(11,341,339)	$(1,489,742)
Net Cash Used in Investing Activities	(4,228,900)	(1,075,800)
Net Cash provided by / (Used in) Financing Activities	13,016,740	(11,468)
Effect of Exchange Rate Changes on Cash and cash equivalents	79,846	46,153
Net Decrease in Cash and Cash Equivalents	(2,473,653)	(2,530,857)
Cash and Cash Equivalents, Beginning	13,478,633	9,565,252
Cash and Cash Equivalents, Ending	$11,004,980	$7,034,395

Operating Activities

Net cash used by operating activities increased to $11.34 million, or a 661.30% increase, for the three months ended March 31, 2010, as compared to $1.49 million for the same period of 2009.

The net use of cash by operating activities is primarily due to the seasonality factor. The first quarter of the calendar year is typically the slowest season of the year due to the Chinese New Year holiday. During this period, accounts receivable collection is very slow and we also need to prepare for upcoming busier seasons by making payments for inventory.

The increase in net cash used in operating activities during the current period as compared with the same period in the prior year was mainly due to high revenue growth which lead to higher increase in accounts receivable of $10.15 million vs. $3.28 million in the same period of prior year. By using the trailing 12-month period in calculating Days Sales Outstanding (DSO) which eliminates the seasonality factor, our DSO as at March 31, 2010 was 210 days, which declined from 215 days as at December 31, 2009. As at March 31, 2010, accounts receivables were due from 396 customers. Of these, no customers accounted for over 10% of the total accounts receivable. At March 31, 2009, accounts receivables were due from 138 customers. Of these, three customers accounted for 14.7%, 13.2% and 12.4% of total accounts receivable respectively. As at March 31, 2010, provisions were approximately 3.7% of gross accounts receivable outstanding as compared with 4.2% at the end of 2009.

Investing Activities

Net cash used by our investing activities increased by $3.15 million, or 293.09% for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was mainly due to an increase in cash used for deposit for software purchase of $2.49 million due to expanding software requirements, and $0.66 million payment for property and plant.

Financing Activities

Net cash provided by our financing activities increased by $13.02 million, or a 113,605% increase, for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was mainly attributable to the net proceeds of $9.61 million raised in issuing of common stock, and a decrease in net borrowing under short-term bank loans of $2.62 million, and increase in borrowings from shareholders' long-term loan of $6.03 million.

Mr. Lin received aggregate gross proceeds of $9.84 million from the sale of his 1,600,000 shares of Common Stock in our registered direct offering to certain purchasers that closed on January 12, 2010. For more details regarding our registered direct offering, see our Current Reports on Form 8-K filed on January 8, 2010 and on January 13, 2010. On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's board of directors approved the issuance and delivery of a one-year, non-interest bearing, promissory note, or the Original Note, to Mr. Lin, in the principal amount of $5 million. The note was due and payable on January 14, 2011, and was convertible into shares of the Company's common stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Original Note).

On March 25, 2010, Mr. Lin and the Company agreed that Mr. Lin would surrender the Original Note to the Company, and that the Company would void and rescind the Original Note, and issue a replacement note, or the New Note, in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010. The New Note is non-interest bearing and does not have a conversion feature. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or a portion of the Note at any time before the maturity date without penalty.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2010:

Payment due by period
		Less than		3-5	More than 5
Contractual Obligations	Total	1 year	1-3 years	years	years
Operating Lease Obligations	$431,074	$189,156	$241,918	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$1,282,305	$1,282,305	$-	$-	$-
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	$-	$-	$-	$-	$-

Total	$1,713,379	$1,471,461	$241,918	$-	$-

Critical Accounting Policies

The details of the critical accounting policies relevant to the Company are set out in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

The details of the new pronouncements relevant to the Company are set out in Note 2 (e) to the condensed consolidated financial statements of the Company for the three months ended March 31, 2010. Other new pronouncements issued but not yet effective until after March 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Seasonality of our Sales

The first quarter of the calendar year is typically the slowest season of the year due to the Chinese New Year holiday. During this period, accounts receivable collection is very slow and we also need to prepare for upcoming busier seasons by making payments for inventory.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB. Approximately 97.44% of our revenues and 100% of our consolidated costs and expenses, and consolidated assets for the three months ended March 31, 2010 are denominated in RMB, which is the functional currency of our operating subsidiaries. As a result, we are exposed to foreign exchange risk as our reported revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $7.7 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of March 31, 2010. As of March 31, 2010, our accumulated other comprehensive income was $6.39 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2010 and December 31, 2009 was $ 4 million and $2 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2010, would decrease net income before provision for income taxes by approximately $8,000 or less than 1% for the period ended March 31, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Inflation Risk

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

Risks Related to the Market for Our Stock

Market Volatility

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

Control Shares

Mr. Jiang Huai Lin, our Chairman, President and Chief Executive Officer, beneficially owns 38.93% of our outstanding voting securities as at March 31, 2010. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010. Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak, determined that, as of March 31, 2010, and as of the date of this Report, our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS.

See also the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

Mr. Lin received aggregate gross proceeds of $9.84 million from the sale of his 1,600,000 shares of Common Stock in our registered direct offering to certain purchasers that closed on January 12, 2010. For more details regarding our registered direct offering, see our Current Reports on Form 8-K filed on January 8, 2010 and on January 13, 2010. On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's board of directors approved the issuance and delivery of a one-year, non-interest bearing, promissory note, or the Original Note, to Mr. Lin, in the principal amount of $5 million. The note was due and payable on January 14, 2011, and was convertible into shares of the Company's common stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Original Note).

On March 25, 2010, Mr. Lin and the Company agreed that Mr. Lin would surrender the Original Note to the Company, and that the Company would void and rescind the Original Note, and issue a replacement note, or the New Note, in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010. The New Note is non-interest bearing and does not have a conversion feature. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or a portion of the Note at any time before the maturity date without penalty.

We have no other information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: May 10, 2010	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2010	/s/ Jackie You Kazmerzak
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