Form 10-Q
period 2010-06-30
China Information Security Technology, Inc.
filed 2010-08-04
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34076

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

 The number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	51,805,787

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Quarterly Report on FORM 10-Q
Three and Six Months Ended June 30, 2010

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.	3 - 31
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	32 - 43
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	43
ITEM 4.	CONTROLS AND PROCEDURES.	43
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.	44
ITEM 1A.	RISK FACTORS.	44
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	45
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	45
ITEM 4.	(REMOVED AND RESERVED).	45
ITEM 5.	OTHER INFORMATION.	45
ITEM 6.	EXHIBITS.	46

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Contents	Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4 - 5
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	7
Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2010 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	9 - 10
Notes to the Consolidated Financial Statements (unaudited)	11 - 31

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
Expressed in U.S. dollars
(Except for share and per share amounts)

	NOTES	June 30	December 31
		2010	2009
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$17,745,272	$13,478,633
Restricted cash		5,795,203	5,859,910
Accounts receivable:
Billed, net of allowance for doubtful accounts of $2,944,000 and $3,123,000, respectively		24,114,664	23,907,035
Unbilled		58,149,465	47,851,638
Bills receivable		218,622	-
Advances to suppliers		4,084,692	6,924,035
Amount due from related parties, net of allowance for doubtful accounts of $0
and $73,000, respectively	6	158,467	129,937
Inventories, net of provision of $183,000 and $184,000,respectively	7	20,985,556	10,936,004
Other receivables and prepaid expenses		14,751,936	15,405,089
Deferred tax assets	12	1,622,613	1,719,327
TOTAL CURRENT ASSETS		147,626,490	126,211,608

Deposit for software purchase		4,797,561	1,426,452
Deposit for purchase of land use rights		925,912	-
Long-term investments	8	2,873,722	2,862,016
Property, plant and equipment, net	9	62,612,136	53,586,514
Land use rights, net	10	2,123,702	1,907,611
Intangible assets, net	10	13,138,669	13,556,141
Goodwill		50,067,871	50,609,866
Deferred tax assets	12	428,336	668,730
TOTAL ASSETS		$284,594,399	$250,828,938

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$22,121,740	$15,927,780
Accounts payable		17,115,384	20,159,317
Bills payable		10,605,305	12,658,029
Advances from customers		3,266,171	3,950,744
Amount due to related parties, current portion	6	667,138	583,736
Accrued payroll and benefits		1,609,966	3,142,240
Other payables and accrued expenses		14,969,739	14,252,918
Contingent consideration, current portion	4	1,568,437	1,857,994
Income tax payable		3,875,563	3,290,245
TOTAL CURRENT LIABILITIES		75,799,443	75,823,003

Long-term bank loans	11	4,036,020	1,907,100
Amount due to related parties, long-term portion	6	5,015,528	-
Contingent consideration, net of current portion	4	2,224,685	2,635,397
Deferred tax liabilities	12	1,896,337	2,564,604
TOTAL LIABILITIES		88,972,013	82,930,104

COMMITMENTS AND CONTINGENCIES		-	-

(CONTINUED)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009 (CONTINUED)
Expressed in U.S. dollars
(Except for share and per share amounts)

EQUITY

Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2010: 51,811,787: 2009: 49,905,141shares	13	$252,615	$233,548
Treasury stock, 6,000 shares, at cost		(11,468)	(11,468)
Additional paid-in capital		89,128,945	78,495,062
Reserve		8,345,371	8,345,371
Retained earnings		76,095,452	60,462,275
Accumulated other comprehensive income		6,020,572	5,016,575
Total equity of the Company		179,831,487	152,541,363
Non-controlling interest		15,790,899	15,357,471
Total equity		195,622,386	167,898,834

TOTAL LIABILITIES AND EQUITY		284,594,399	250,828,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	NOTES	Three Months Ended		Six Months Ended

		June 30,	June 30,	June 30,	June 30,
		2010	2009	2010	2009

Revenue - Products		$7,471,511	$3,789,288	$13,819,481	$6,610,416
Revenue - Software		22,406,236	15,921,487	37,584,868	24,932,952
Revenue - System integration		3,485,523	5,571,619	6,269,406	8,527,076
Revenue - Others		153,618	505,525	1,148,240	697,659
TOTAL REVENUE		33,516,888	25,787,919	58,821,995	40,768,103

Cost - Products sold		5,813,701	3,007,849	11,054,123	5,620,640
Cost - Software sold		10,257,690	5,993,637	16,659,101	8,694,577
Cost - System integration		570,721	4,395,011	3,046,531	6,540,763
Cost - Others		76,470	124,671	146,481	162,108
TOTAL COST		16,718,582	13,521,168	30,906,236	21,018,088

GROSS PROFIT		16,798,306	12,266,751	27,915,759	19,750,015

Administrative expenses		(2,621,501)	(2,304,376)	(5,391,532)	(4,520,723)
Research and development expenses		(560,649)	(720,411)	(1,130,080)	(1,224,263)
Selling expenses		(1,489,212)	(644,349)	(2,703,774)	(1,238,064)
INCOME FROM OPERATIONS		12,126,944	8,597,615	18,690,373	12,766,965

Subsidy income		268,898	318,071	431,680	515,860
Other (loss)/income, net	4	(324,700)	(16,845)	642,099	164,521
Interest income		10,403	120,627	29,294	197,544
Interest expense		(263,756)	(56,443)	(412,647)	(116,653)
INCOME BEFORE INCOME TAXES		11,817,789	8,963,025	19,380,799	13,528,237

Income tax expense	12	(2,163,609)	(1,091,800)	(3,334,692)	(1,680,196)
NET INCOME		9,654,180	7,871,225	16,046,107	11,848,041

Less: Net income attributable to the non- controlling interest		(302,111)	(73,395)	(412,930)	(293,218)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3	$9,352,069	$7,797,830	$15,633,177	$11,554,823

Weighted average number of shares
Basic	3	51,450,623	47,536,883	51,332,698	47,528,503
Diluted	3	51,450,623	47,536,883	51,332,698	47,528,503

Earnings per share - Basic and Diluted
Basic - Net income attributable to the Company's common stockholders		$0.18	$0.16	$0.30	$0.24
Diluted - Net income attributable to the Company's common stockholders		$0.18	$0.16	$0.30	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net income	$9,654,180	$7,871,225	16,046,107	$11,848,041
Other comprehensive income:
Foreign currency translation gain	787,465	(16,365)	1,024,495	435,377
Comprehensive income	10,441,645	7,854,860	17,070,602	12,283,418
Comprehensive income attributable to the non-controlling interest	(322,572)	(73,310)	(433,428)	(293,133)
Comprehensive income attributable to the Company	$10,119,073	$7,781,550	16,637,174	$11,990,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

									Accumulated
	Common stock		Treasury stock			Additional			other	Non-
	Par value $0.01		Par value $0.01			Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares		Amount	Capital	Reserve	earnings	income	interest	Total

BALANCE AS AT JANUARY 1, 2010	49,905,141	$233,548	(6,000	) )	$(11,468	$78,495,062	$8,345,371	$60,462,275	$5,016,575	$15,357,471	$167,898,834
Issuance of common stock in private placements (Note 13 )	1,652,033	16,520	-		-	9,113,232	-	-	-	-	9,129,752
Common stock issued upon the
exercise of warrants (Note 13)	41,250	413	-		-	253,275	-	-	-	-	253,688
Stock-based compensation (Note 13)	213,363	2,134	-		-	1,267,376	-	-	-	-	1,269,510
Net income for the period	-	-	-		-	-	-	15,633,177	-	412,930	16,046,107
Foreign currency translation gain	-	-	-		-	-	-	-	1,003,997	20,498	1,024,495
BALANCE AS AT JUNE 30, 2010
	51,811,787	$252,615	(6,000)		$(11,468)	$89,128,945	$8,345,371	$76,095,452	$6,020,572	$15,790,899	$195,622,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Six Months Ended
	June 30, 2010	June 30, 2009

OPERATING ACTIVITIES
Net income	$16,046,107	$11,848,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,441,071	1,852,357
Amortization of intangible assets	927,048	865,710
Stock-based compensation	-	183,600
Loss on disposal of property and equipment	320,957	31,764
Change in allowance for accounts receivable	267,716	573,881
Reversal of write-down of inventories	(1,362)	-
Change in deferred income tax	215,192	(29,517)
Change in fair value of contingent consideration	(700,268)	-
Changes in operating assets and liabilities, net of effects of business acquisitions:
Decrease in restricted cash	457,202	-
Increase in accounts receivable	(10,656,507)	(14,665,591)
Decrease / (increase) in advances to suppliers	2,091,453	(3,028,042)
Decrease / (increase) in other receivables and prepaid expenses	313,302	(1,540,531)
Increase in inventories	(10,164,333)	(1,657,773)
(Decrease) / increase in accounts payable	(5,209,216)	4,643,442
(Decrease) / increase in advances from customers	(695,808)	4,469,480
Increase in amount due to related parties	5,311,077	177,621
Increase / (decrease) in other payables and accrued expenses	921,098	(432,401)
Increase in income tax payable	569,611	695,912
Net cash provided by operating activities	3,454,340	3,987,953

INVESTING ACTIVITIES
Increase in restricted cash related to bank borrowings	(368,895)	-
Proceeds from sales of property and equipment	44,007	100,225
Proceeds from sale of short-term investments	-	5,862,800
Refund of investment in former Joint Venture	-	4,397,100
Purchase of land-use-rights	(230,970)	-
Purchases of property and equipment	(11,038,575)	(630,478)
Capitalized and purchased software development costs	(432,547)	(308,484)
Deposit for software purchase	(4,777,693)	(4,781,846)
Deposit for purchase of land-use-rights	(165,093)	-
Net cash (used in) / provided by investing activities	(16,969,766)	4,639,317

FINANCING ACTIVITIES
Borrowing of short-term loans	21,003,299	1,898,082
Borrowing of long-term loans	4,019,306	-
Repayment of short-term loans	(14,887,816)	(732,850)
Repayment of long-term loans	(1,906,970)	-
Issued common stock	9,383,440	-
Repurchase of common stock	-	(11,468)
Net cash provided by financing activities	17,611,259	1,153,764

(CONTINUED)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (CONTINUED) (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Six Months Ended
	June 30, 2010	June 30, 2009

Effect of exchange rate changes on cash and cash equivalents	170,806	30,757

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,266,639	9,811,791
CASH AND CASH EQUIVALENTS, BEGINNING	13,478,633	9,565,252
CASH AND CASH EQUIVALENTS, ENDING	$17,745,272	$19,377,043

Supplemental disclosure of cash flow information:
	Six Months Ended
	June 30, 2010	June 30, 2009

Cash paid during the period
Income taxes	$2,547,020	$1,013,801
Interest paid	$449,494	$117,327

Supplemental disclosure of significant non-cash transactions:

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company's common stock as compensation under the China Information Security Technology, Inc. 2007 Equity Incentive Plan (“The Plan”). The fair value of these shares of approximately $1.3 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

On February 2, 2009, the Company granted eligible employees a total of 60,000 shares of the Company’s common stock as compensation under the Plan. The fair value of these shares of $183,600 based on quoted market price was recognized as stock-based compensation for the six months ended June 30, 2009.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Security Technology, Inc. (the “Company” or “CIST”), together with its subsidiaries, is a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services organized into three business segments –Geographic Information Systems (“GIS”), Digital Information Security Technology (“DIST”) and Digital Hospital Information System (“DHIS”). These total solutions are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd (“IST”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ISS,” Shenzhen Bocom Multimedia Display Technology Co., Ltd (“Bocom”), Shenzhen Zhongtian Technology Development Company Ltd (“Zhongtian”), and Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu"), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co, Ltd (“iASPEC”), and Wuda Geoinformatics Co., Ltd (“Geo”), 57% of which is owned by iASPEC.

The operating results of Bocom, Geo, Zhongtian and Huipu have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008, November 1, 2008, and November 1, 2009, their respective acquisition dates.

The amounts of Topwell and Huipu’s revenue and earnings included in the Company’s consolidated income statement for the three and six months ended June 30, 2010, and the revenue and earnings in the same period of the combined entities had the acquisition date been January 1, 2009 are:

	Three Months ended					Six Months ended
	Revenue	Earnings	EPS	EPS	Revenue	Earnings	EPS	EPS
		/(losses)	Basic	Diluted		/(losses)	Basic	Diluted

June 30, 2010, actual	$33,516,888	9,352,069	0.18	0.18	$58,821,995	15,633,177	0.30	0.30
June 30, 2009, supplemental pro forma	$30,201,905	8,103,012	0.17	0.16	$49,596,075	12,159,495	0.25	0.25

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company, its subsidiaries and its VIE for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Foreign Currency Translation

The functional currency of the U.S. and British Virgin Islands (“BVI”) companies is the United States dollars. The functional currency of the Company’s Hong Kong subsidiaries is the Hong Kong dollars.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Foreign Currency Translation (continued)

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Revenue Recognition (continued)

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

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. As of June 30, 2010, the Company has repurchased 6,000 shares of common stock.

(e) Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition - Milestone Method (Topic 605) - Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or June 30, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Recent Accounting Pronouncements (continued)

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

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under FASB ASC 260, although classified as issued and outstanding, are not included in the basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in the diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to the common stockholders	$9,352,069	$7,797,830	$15,633,177	$11,554,823

Weighted average outstanding shares of common stock	51,450,623	47,536,883	51,332,698	47,528,503
Dilutive effect of options ,warrants, and contingently issuable shares	-	-	-	-
Common stock and common stock equivalents	51,450,623	47,536,883	51,332,698	47,528,503

Earnings per share:
Basic	$0.18	$0.16	$0.30	$0.24
Diluted	$0.18	$0.16	$0.30	$0.24

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

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

At June 30, 2010, the contingent consideration in relation to the purchase of Topwell Treasure Ltd. ("Topwell") and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu") in 2009 was measured at fair value.

The fair value estimate of the contingent consideration is based on the weighted probability (level 3 input) of achievement of After Tax Net Income targets (ATNI) in 2010, 2011 and 2012, which could result in the issuance of up to 1,101,930 additional shares of the Company’s common stock. Actual achievement of ATNI below $3.2 million would reduce the liability to zero and achievement of ATNI of $6.8 million or more would increase the liability to $6.8 million. As of June 30, 2010, the fair value of the current portion of this contingent consideration is $1,568,437, compared to $1,857,994 at December 31, 2009. The fair value of none-current portion of the contingent consideration is $2,224,685, compared to $2,635,397 at December 31, 2009. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. Included in other loss in the three months ended June 30, 2010 is a loss of $90,000 and included in other income in the six months ended June 30, 2010 is a gain of $700,000, due to the change in estimate of the fair value of acquisition-related contingent consideration.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

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

For the three and six months ended June 30, 2010, net income of $302,111 ($284,421 from iASPEC and $17,690 from Geo), $412,930 ($419,219 from iASPEC and loss of $6,289 from Geo), respectively was attributable to non-controlling interest in the consolidated statements of income of the Company.

For the same period of year 2009, net income of $73,395 ($45,000 from iASPEC and $28,395 from Geo) and $293,218 ($90,000 from iASPEC and $203,218 from Geo), respectively was attributable to non-controlling interest in the consolidated statements of income of the Company

At June 30, 2010, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $53.3 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $22.1 million. The assets of these entities consist mainly of cash at bank, trade and other receivables, inventories and property, plant and equipment. The creditors of these entities do not have recourse to the general credit of the Group. The Group will provide all of the needed financing for the VIEs.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of June 30, 2010 and December 31, 2009, amount due from (to) related parties consists of:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$18,854	$-
- Shenzhen Kewen Information Technology Co., Ltd.	139,613	129,937
	$158,467	$129,937

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(a) Related party balances (Continued)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Due to related companies, current portion
- Shenzhen Information Security Investment and Development Co., Ltd.	$88,380	$-
- Xiamen Yili Geo Information Technology Co., Ltd.	-	7,335
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	578,758	576,401
	$667,138	$583,736

Due to related party, long-term portion
- Shareholder	$5,015,528	$-

Due from related companies, current portion

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales during the three and six months ended June 30, 2010.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales during the three and six months ended June 30, 2010.

Due to related companies, current portion

Shenzhen Information Security Investment and Development Co., Ltd. (“ISID”) is a company under the control of Mr Lin. The balance due to ISID represents advances from ISID to Bocom. These advances are non-interest bearing and due on demand.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

Due to related party, long-term portion

The balance due to shareholder represents the personal loans from Mr. Jianghuai Lin (“Mr. Lin”), the CEO of the Company, to the Company as of June 30, 2010.

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

On March 25, 2010, Mr. Lin surrendered the Original Note to the Company and has asked the Company to void and rescind the Original Note, and issue a replacement note (“the New Note”), in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010.

The New Note has omitted the conversion feature that was contained in the Original Note and it is non-interest bearing. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or any part of the amounts outstanding under this Note at any time before the maturity date without the express written consent of Mr. Lin.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Amount earned from Kewen and Yili during the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$194,772	$50,900	$219,664	$75,772
Cost of sales	(94,787)	(33,121)	(108,252)	(43,162)
Gross profit	$99,985	$17,779	$111,412	$32,610

(c) Guarantees of bank loans

Mr. Lin has provided personal guarantees for certain of the Company’s loans as follows:

		June 30,	December 31
Borrower	Lender	2010	2009
		(Unaudited)

ISIID	Hang Seng Bank Limited	$-	$5,160,000
IASPEC	Hang Seng Bank Limited	-	4,401,000
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	586,800
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	733,500
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	1,173,600
IASPEC	Industrial and Commercial Bank of China, Shenzhen	589,200	-
IASPEC	Industrial and Commercial Bank of China, Shenzhen	1,473,000	-
		$2,062,200	$12,054,900

7. INVENTORIES

As of June 30, 2010 and December 31, 2009, inventories consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$9,150,872	$3,385,758
Work in processes	129,755	344,875
Finished goods	3,355,419	2,034,345
Installations in process	8,349,510	5,171,026
Total	$20,985,556	$10,936,004

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

8. LONG-TERM INVESTMENTS

As of June 30, 2010 and December 31, 2009, long-term investments consist of:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$2,800,072	$2,788,666
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	73,650	73,350
	$2,873,722	$2,862,016

Geo holds a 20% ownership interest in Tianhe. Although Geo owns 20% of Tianhe, Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

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

Long-term investments also include Geo’s investments in Yili. During the year ended December 31, 2009, the Company received dividends of RMB 750,000 (approximately $110,000), in connection with its investment in Yili. As at December 31, 2009, management determined that there was an other-than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $233,000. As at June 30, 2010, the management reassessed the possible impairment to the investment to Tianhe and determined that no more impairment loss should be made.

9. PROPERTY AND EQUIPMENT

As of June 30, 2010 and December 31, 2009, property and equipment consist of:

	June 30	December 31
	2010	2009
	(Unaudited)

Office building	$7,340,667	$6,536,605
Plant and machinery	23,838,343	17,844,918
Electronic equipment, furniture and fixtures	11,236,665	11,405,355
Motor vehicles	1,124,703	1,098,729
Purchased software	32,474,737	27,036,904
Total	76,015,115	63,922,511

Less: accumulated depreciation	(13,402,979)	(10,335,997)
	$62,612,136	$53,586,514

Depreciation expense for the three months ended June 30, 2010 and 2009 was approximately $1,917,000 and $937,000, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $3,441,000 and $1,852,000, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Land use rights

As of June 30, 2010 and December 31, 2009, land use rights consist of:

	June 30	December 31
	2010	2009
	(Unaudited)

Land use rights	$2,154,372	$1,914,611
Less: accumulated amortization	(30,670)	(7,000)
Land use rights, net	$2,123,702	$1,907,611

Amortization expense for the three months ended June 30, 2010 and 2009 was approximately $12,000 and $0, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $24,000 and $0, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$23,640
2011	47,281
2012	47,281
2013	47,281
2014	47,281
Thereafter	1,910,938
Total	$2,123,702

(b) Intangible assets

As of June 30, 2010 and December 31, 2009, intangible assets consist of:

	June 30	December 31
	2010	2009
	(Unaudited)

Software and software development costs	$6,095,144	$5,637,740
Technology	7,220,499	7,191,087
Trademarks	4,167,117	4,150,143
Customer base	296,073	294,867
Sub-Total	17,778,833	17,273,837
Less: accumulated amortization	(4,640,164)	(3,717,696)

Intangible assets, net	$13,138,669	$13,556,141

Amortization expense for the three months ended June 30, 2010 and 2009 was approximately $427,000 and $438,000, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $927,000 and $866,000, respectively.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

10. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(b) Intangible assets (continued)

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$810,781
2011	1,686,267
2012	1,599,467
2013	1,337,600
2014	1,330,165
Thereafter	6,374,389
Total	$13,138,669

- 21

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS

(a) Short-term bank loans

At June 30, 2010 and December 31, 2009, the Company had the following bank borrowings:

		Loan	Interest rate
Lender	Terms	Period	per annum	June 30,	December 31,
				2010	2009
				(Unaudited)

China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$ -	$ 733,500
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($736,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	June 8, 2010 to December 6, 2010	5.10%	736,500	-
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($441,900). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	October 12, 2009 to October 12, 2010	5.58%	441,900	440,100
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($589,200). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	December 2, 2009 to December 2, 2010	5.58%	589,200	586,800
Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000 ).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 ($5,868,000) of IST.	June 18, 2009 to October 31, 2010	2.75% p/a over HIBOR	-	5,160,000
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 4,880,000 ($715,900) and guaranteed by Mr. Lin.	November 5, 2009 to April 1, 2010	5.589%	-	586,800

(CONTINUED)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB8,000,000 ($1,173,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 9,166,603 ($1,344,700) and guaranteed by Mr. Lin.	December 29, 2009 to May 7, 2010	5.589%	-	1,173,600
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 6,912,495 ($1,014,000) and guaranteed by Mr. Lin.	November 10, 2009 to April 29, 2010	5.589%	-	733,500
Ping An Bank	Principal amount of RMB 40,000,000 ($5,892,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu’s plants.	June 30, 2010 to June 30, 2011	5.31%	5,892,000	-
Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000). The loan is guaranteed by Mr. Lin, iASPEC, IST, PST.	September 1, 2009 to October 30, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	-	4,401,000
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB10,000,000 ($1,473,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	February 26, 2010 to August 26, 2010	4.86%	1,473,000	-
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB4,000,000 ($589,200). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	March 17, 2010 to September 14, 2010	4.86%	589,200	-
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB16,000,000 ($2,356,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	March 31, 2010 to September 28, 2010	4.86%	2,356,800	-

(CONTINUED)

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

Shenzhen Commercial Bank	Principal amount of RMB 14,400,000 ($2,112,480). See Note 11(b)	December 31, 2009 to December 30, 2010	7.128%	-	2,112,480
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($441,900). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	May 14, 2010 to November 11, 2010	5.10%	441,900	-
Ping An Bank	Principal amount of RMB 32,600,000 ($4,801,980). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu’s plants.	March 31, 2010 to March 30, 2011	5.31%	4,801,980	-
Hang Seng Bank Limited	Principal amount of USD1,123,200. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by the Company	May 31, 2010 to August 9, 2010	4.60%	1,123,200	-
Hang Seng Bank Limited	Principal amount of USD383,760. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by the Company	June 17, 2010 to August 9, 2010	4.50%	383,760	-
Hang Seng Bank Limited	Principal amount of USD1,230,100. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by the Company	May 21, 2010 to August 19, 2010	4.60%	1,230,100	-
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($589,200). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 4,580,000 ($675,000) and guaranteed by Mr. Lin.	April 28, 2010 to October 26, 2010	5.59%	589,200	-
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB10,000,000 ($1,473,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 12,321,000 ($1,815,000) and guaranteed by Mr. Lin.	June 30, 2010 to December 28, 2010	5.59%	1,473,000	-
				$ 22,121,740	$ 15,927,780

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

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

The total outstanding balance of this loan as of December 31, 2009 is RMB 27,400,000 ($4,020,000), of which RMB 14,400,000 ($2,112,000) is due in one year and classified as current liability

On January 1, 2010, Huipu repaid the outstanding balance and obtained a RMB 27,400,000 ($4,020,000) long term loan from Ping An Bank. The new loan has a fixed interest rate at 7.128% per annum and matures on October 17, 2011. Interest on the loan is payable monthly, and principal is due at maturity.

12. INCOME TAXES

Pre-tax income for the three and six months June 30, 2010 and 2009 was taxable in the following jurisdictions:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$12,302,773	$9,342,249	$19,490,776	$14,242,894
Others	(484,984)	(379,224)	(109,977)	(714,657)
Total income before income taxes	$11,817,789	$8,963,025	$19,380,799	$13,528,237

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

12. INCOME TAXES (CONTINUED)

PRC

The income tax provision consists of the following:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$2,027,487	$1,102,720	$3,115,112	$1,709,713
Deferred taxes	136,122	(10,920)	219,580	(29,517)
Provision for income taxes	$2,163,609	$1,091,800	$3,334,692	$1,680,196

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC federal statutory tax rate	$25%	$25%	$25%	$25%
Computed expected income tax expense	2,954,448	1,792,605	4,845,200	2,705,647
Tax concession	(1,219,294)	(872,532)	(1,935,319)	(1,341,162)
Change in valuation allowance	-	-	-	-
Permanent differences	103,243	111,288	203,336	182,423
Other differences	325,212	60,439	221,475	133,288
Income taxes	$2,163,609	$1,091,800	$3,334,692	$1,680,196

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

12.	INCOME TAXES (CONTINUED)

The significant components of deferred tax assets and deferred tax liabilities were as follows as at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Unaudited)
Fixed assets	$274,572	$(205,183)	$202,458	$(212,101)
Intangible assets	89,433	(1,691,154)	91,865	(2,352,503)
Inventory valuation	886,865	-	953,754	-
Accounts receivable allowance	735,748	-	765,573	-
Equity investments	35,146	-	35,003	-
Loss carry-forwards	1,020,290	-	2,075,541	-
Gross deferred tax assets and liabilities	3,042,054	(1,896,337)	4,124,194	(2,564,604)

Valuation allowance	(991,105)	-	(1,736,137)	-

Total deferred tax assets and liabilities	$2,050,949	$(1,896,337)	$2,388,057	$(2,564,604)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)

Current deferred tax assets	$1,622,613	$1,719,327
Current deferred tax liabilities	-	-
Long-term deferred tax assets	428,336	668,730
Long-term deferred tax liabilities	(1,896,337)	(2,564,604)

Total net deferred tax assets/(liabilities)	$154,612	$(176,547)

As at June 30, 2010, Geo and Huipu had incurred tax losses of approximately $480,000 and $6,945,000, respectively. Approximately $190,000 of the accumulated losses of Geo can be carried forward through approximately 2010.

FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In accordance with proactive communication with local tax bureau, the management determined that $2,997,000 of the accumulative losses of Huipu could not be utilized to deduct against future taxable profit as it had been denied by the local tax bureau. The management derecognized the corresponding deferred tax assets amounting to $745,000 and wrote off the corresponding valuation allowance therefore.

The management also expects the rest of $3,948,000 of the accumulated losses of Huipu may not be utilized to deduct against future taxable profit due to the fact that proper approval from the local tax bureau has not been obtained, the valuation allowance amounting to approximately $991,000 existed as at June 30, 2010.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

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

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.3 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

As of June 30, 2010, there was no unrecognized compensation expenses related to the non-vested options.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

14. CONSOLIDATED SEGMENT DATA (CONTINUED)

The Company reports financial and operating information in the following three segments:

(a) Geographic Information Systems Segment ("GIS"): includes the Police-Use Geographic Information Systems ("PGIS") and Civil-Use GIS sale; (b) Digital Information Security Technology Segment ("DIST"): includes revenues from information security related projects;

(c) Digital Hospital Information System Segment ("DHIS"): includes revenues from digital information system provided to hospitals or medical institutes.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

Selected information by segment is presented in the following tables for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues(1)
GIS Segment	$15,677,977	$7,974,312	$26,315,057	$13,833,978
DIST Segment	13,957,662	15,221,482	26,055,086	22,741,939
DHIS Segment	3,881,249	2,592,125	6,451,852	4,192,186
	$33,516,888	$25,787,919	$58,821,995	$40,768,103
(1)Revenues by operating segments exclude intercompany transactions.
Income from operations:
GIS Segment	$6,217,144	$4,356,698	$10,472,996	$5,727,286
DIST Segment	4,621,172	3,373,025	6,288,481	5,988,166
DHIS Segment	1,746,608	1,235,740	2,716,947	1,780,456
Corporate and others(2)	(457,980)	(367,848)	(788,051)	(728,943)
Income from operations	12,126,944	8,597,615	18,690,373	12,766,965

Corporate other income (expenses), net	(55,802)	301,226	1,073,779	680,381
Corporate interest income	10,403	120,627	29,294	197,544
Corporate interest expense	(263,756)	(56,443)	(412,647)	(116,653)
Income before income tax	11,817,789	8,963,025	19,380,799	13,528,237

Income tax expense	(2,163,609)	(1,091,800)	(3,334,692)	(1,680,196)
Net income	9,654,180	7,871,225	16,046,107	11,848,041

Net income attributable to the non-controlling interest	(302,111)	(73,395)	(412,930)	(293,218)
Net income attributable to the Company	$9,352,069	$7,797,830	$15,633,177	$11,554,823

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

14. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Total assets:
GIS Segment	$113,883,809	$98,140,496
DIST Segment	138,059,958	115,003,084
DHIS Segment	32,480,073	30,886,236
Corporate and others	170,559	6,799,122
	$284,594,399	$250,828,938

15. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and Huipu lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through August 2012. Rent expense for the three months ended June 30, 2010 and 2009 was approximately $84,700 and $81,100, respectively. Rent expense for the six months ended June 30, 2010 and 2009 was approximately $168,500 and $262,100, respectively.

Future minimum lease payments under these lease agreements are as follows:

Six months ended June 30, 2010
Remainder of 2010	$201,760
2011	242,017
2012	21,042
Total	$464,819

The Company entered into several purchase commitments during the period to purchase operating software and a database. The total contracted price is approximately $5.38 million (RMB 36.5 million). As of June 30, 2010, the Company paid deposits of approximately $4.80 million (RMB 32.5 million). The Company will pay the remaining contracted amount 90 days subsequent to final testing of the software.

16. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($2,944,000 at June 30, 2010 and $3,123,000 at December 31, 2009) is the Company's best estimate of the amount of probable credit losses in existing accounts receivable.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in U.S. dollars
(Except for share and per share amounts)

16. CONCENTRATIONS (CONTINUED)

For the three months ended June 30, 2010, the Company had no customer accounted for over 10% of the third party revenue. For the three months ended June 30, 2009, the Company had three customers that represented approximately 19.56%, 14.57%, 13.45% of the Company's third party revenue.

As of June 30, 2010, accounts receivables were due from 230 customers. Of these, no customers accounted for over 10% of the total accounts receivable. As of June 30, 2009, accounts receivable were due from 136 customers. Of these, two customers accounted for 22.10% and 10.58% of total accounts receivable, respectively.

17. SUBSEQUENT EVENT

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land-use-right for 101,764 square meters of land for a consideration of approximately $22 million (RMB 150 million) to be paid in cash in installments. We plan to use the land for future construction of facilities to consolidate all of our subsidiaries in Guangdong province on the same premises. We paid an initial deposit of $737,000 (RMB 5 million) on July 16, 2010. We are obligated to pay 30% of the consideration on or before August 31, 2010, another 30% of the consideration by September 30, 2010 and the remaining portion of the purchase price by November 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should consider the factors and risks discussed in this report and carefully review the risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 and other documents we file from time to time with the U.S. Securities and Exchange Commission.

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

  “Geo,” are to Wuda Geoinformatics Co., Ltd., a PRC company,

  “Hong Kong,” are to the Hong Kong Special Administrative Region of China,

  “HPC” are to HPC Electronics (China) Company Limited (formerly, Topwell Treasure Ltd. ("Topwell")), a Hong Kong company,

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

  “ISS,” are to Information Security Software (China) Co., Ltd., a PRC company,

  “ISSI” are to Information Security Software Investment Limited, a Hong Kong company,

  “IST” are to Information Security Technology (China) Co., Ltd., a PRC company,

  “Kwong Tai,” are to Kwong Tai International Technology Limited, a Hong Kong company,

  “RMB” or “Renminbi,” are to the Renminbi Yuan, China’s national currency;

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States. Throughout this report, we have converted RMB to USD as follows:

June 30, 2010
Balance sheet	RMB 6.81 to US$1.00
Statement of income and comprehensive income	RMB 6.83 to US$1.00

June 30, 2009
Balance sheet	RMB 6.84 to US$1.00
Statement of income and comprehensive income	RMB 6.84 to US$1.00
  “Zhongtian,” are to Shenzhen Zhongtian Technology Development Company Ltd. a PRC company.

Overview of Our Business

We are a leading provider of integrated solutions for the digital security sector, the Geographic Information Systems, or GIS, and the digital hospital information sector. We provide a broad portfolio of fully integrated solutions and services, including a First Responder Coordination Platform, Intelligent Recognition System, Residence Card Information Management System, Police-use and Civil-use GIS products, and Digital Hospital Information System, as well as high-end multimedia display systems and technology.

We are headquartered in Shenzhen, China and our common stock is listed on the Nasdaq Global Select Market. As of June 30, 2010, we had more than 1,490 employees and 11 sales offices nationwide. We were founded in 1993.

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

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement, or MSA, among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2009, 2008 and 2007, 48.6%, 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC. During the six months ended June 30, 2010, $28.95 million, or 49.2% of our revenue was derived in connection with the MSA.

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

First Half of 2010 Financial Performance Highlights

We continued to experience strong demand for our products and services during the six months ended June 30, 2010, which resulted in growth in our revenue and net income. The following are some financial highlights for the six months ended June 30, 2010:

  Revenue: Revenue increased $18.05 million, or 44.3%, to $58.82 million for the six months ended June 30, 2010, from $40.77 million for the six months ended June 30, 2009.

  Gross Profit: Gross profit increased $8.17 million, or 41.4%, to $27.92 million for the six months ended June 30, 2010, from $19.75 million for the six months ended June 30, 2009.

  Income from operations: Income from operations increased $5.92 million, or 46.4%, to $18.69 million for the six months ended June 30, 2010, from $12.77 million for the six months ended June 30, 2009.

  Net income attributable to the Company: Net income attributable to the Company was $15.63 million for the six months ended June 30, 2010, increased $4.08 million, or 35.3%, from $11.55 million for the six months ended June 30, 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.30 for the six months ended June 30, 2010, as compared to $0.24 for the six months ended June 30, 2009.

As at June 30, 2010, the total of our contract backlog was approximately $52.27 million, which was another new record for our Company.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three and six months ended June 30, 2010 reflects the operating results of the Company and its subsidiaries and our VIE, iASPEC and its subsidiary Geo, while the financial data for the same period in 2009 reflects the operating results of the Company and its subsidiaries and VIE, excluding Huipu, which was not acquired until October 2009.

For the Three-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

(All amounts, other than percentages of revenue and numbers of shares, in U.S. dollars)

	2010		2009
	As reported	Percentage	As reported	Percentage	Period-over-period
		of Revenue		of Revenue	Increase
					(Decrease)
Revenue	33,516,888	100.00%	25,787,919	100.00%	7,728,969	29.97%
Costs of revenue	16,718,582	49.88%	13,521,168	52.43%	3,197,414	23.65%
Gross Profit	16,798,306	50.12%	12,266,751	47.57%	4,531,555	36.94%
Administrative expenses	(2,621,501)	7.82%	(2,304,376)	8.94%	(317,125)	13.76%
Research and development expenses	(560,649)	1.67%	(720,411)	2.79%	159,762	-22.18%
Selling expenses	(1,489,212)	4.44%	(644,349)	2.50%	(844,863)	131.12%
Income from operations	12,126,944	36.18%	8,597,615	33.34%	3,529,329	41.05%
Subsidy income	268,898	0.80%	318,071	1.23%	(49,173)	-15.46%
Other losses, net	(324,700)	0.97%	(16,845)	0.07%	(307,855)	1827.57%
Interest income	10,403	0.03%	120,627	0.47%	(110,224)	-91.38%
Interest expense	(263,756)	0.79%	(56,443)	0.22%	(207,313)	367.30%
Income from continuing operations before Income Taxes	11,817,789	35.26%	8,963,025	34.76%	2,854,764	31.85%
Income Tax Expense	(2,163,609)	6.46%	(1,091,800)	4.23%	(1,071,809)	98.17%
Net Income	9,654,180	28.80%	7,871,225	30.52%	1,782,955	22.65%
Less: Net Income Attributable to the NCI	(302,111)	0.90%	(73,395)	0.28%	(228,716)	311.62%
Net Income Attributable to the Company	9,352,069	27.90%	7,797,830	30.24%	1,554,239	19.93%

Revenue

Our revenue is generated from our integrated software and hardware products and through the related after-sales services. For the three months ended June 30, 2010, our revenue was $33.52 million, compared to $25.79 million for the three months ended June 30, 2009, an increase of $7.73 million, or 30%. During the current quarter, Huipu, which was acquired in October 2009, contributed $4.26 million to total revenues. Excluding the impact from Huipu, organic revenue growth was 13.5% as we continued to focus on profitability and hence reducing lower-margin businesses primarily in product and system integration categories.

Software sales increased by 40.7% to $22.41 million for the three months ended June 30, 2010, from $15.92 million for the three months ended June 30, 2009. Software sales constituted 66.9% of our total revenue, which increased from 61.7% during the same period in the prior year, reflecting our continued commitment to our core competency in software. Excluding the impact of Huipu, software sales were 76.6% of organic revenues.

Product sales increased by $3.68 million, or 97.2% for the three months ended June 30, 2010, as compared to $3.79 million in the same period of 2009. Product sales constituted 22.3% of total revenue during the current period as compared with 14.7% during the same period in the prior year. Product sales excluding Huipu declined by 22.01% from the same period in the prior year to 10.1% of organic revenues. This reflects our focus on higher value-added product sales with the Huipu acquisition.

Sales of system integration services decreased by 37.4% for the three-month ended June 30, 2010, as compared to the same period of 2009. As a percentage of revenue, it declined from 21.6% during the three months ended June 30, 2009 to 10.4% during the current quarter. Excluding the impact of Huipu, system integration was 11.9% of organic revenues. The steady decline in weight of system integration business, which carries lower margin, reflects our strategy of growing businesses with higher profitability.

Other revenue decreased by 69.6%, from $0.51 million in the three months ended June 30, 2009 to $0.15 million in the same period of 2010. Other revenue mainly derived from maintenance services in the three months ended June 30, 2009, while in the same period of 2010, in addition to maintenance services, we also generated $0.11 million royalty income from Huipu by licensing other manufacturers to use the HPC trademark. We believe this is an effective way to harvest HPC’s value and monetize its intellectual property.

Regarding segment breakdown, for the three months ended June 30, 2010, approximately $15.68 million of our revenues were generated by our GIS segment, $13.96 million of our revenues were generated by our DIST segment and $3.88 million was generated by the DHIS segment. This compared with $7.97 million by our GIS segment, $15.22 million by our DIST segment and $2.59 million by our DHIS segment for the three months ended June 30, 2009. The DIST segment decreased by 8.3% compared with the same period of 2009, while the year-over-year growth ratios for GIS and DHIS segments were 96.6% and 49.7% respectively.

GIS accounted for 46.8% of the total revenue while DIST and DHIS represented 41.6% and 11.6% respectively. Excluding the impact of Huipu, the segment weights were 46.3%, 40.4% and 13.3% respectively. These compared to 30.9%, 59.0% and 10.1% of the total revenue for the three months ended June 30, 2009. For the first time, GIS segment weight exceeded that of DIST and became the largest business segment for us in the second quarter of 2010. As our technologies continue to evolve, we are able to integrate more and more DIST functions with those of GIS to create brand new capabilities for our customers. Such new offerings contributed to the GIS segment, instead of DIST, which explains the negative growth rate in DIST segment. The shifts in segment weights ultimately reflect the growth momentum in GIS and DHIS segments outpacing that of DIST. This is the direct result of our focus in the last few years on targeting areas with the highest barriers-to-entry and developing sustainable competitive advantages in the GIS and DHIS segments, in anticipation of accelerating market growth in the coming years. As such expectation starts to materialize, we believe we have been well positioned to capture the growth opportunities.

Cost of Revenue and Gross Profit

	2010					2009
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$7,471,511	22.29%	5,813,701	1,657,810	22.19%	3,789,288	14.69%	3,007,849	781,439	20.62%
Software	22,406,236	66.85%	10,257,690	12,148,546	54.22%	15,921,487	61.74%	5,993,637	9,927,850	62.36%
System integration	3,485,523	10.40%	570,721	2,914,802	83.63%	5,571,619	21.61%	4,395,011	1,176,608	21.12%
Others	153,618	0.46%	76,470	77,148	50.22%	505,525	1.96%	124,671	380,854	75.34%
Subtotal	$33,516,888	100.00%	16,718,582	16,798,306	50.12%	25,787,919	100.00%	13,521,168	12,266,751	47.57%

As indicated in the table above, our cost of revenues increased $3.2 million, or 23.7%, to $16.72 million, for the three months ended June 30, 2010, from $13.52 million for the three months ended June 30, 2009. As a percentage of revenues, our cost of revenue decreased to 49.9% during the three months ended June 30, 2010, from 52.4% in the same period of 2009. As a result, gross margin was 50.1% for the three months ended June 30, 2010, an increase of 2.5%, from 47.6% in the same period of 2009. Huipu yielded a gross margin of 18.5% . Excluding the impact of Huipu, gross margin of organic business was 54.7% .

The improvement in gross margin resulted from several factors. During the quarter, we cut down on the lower-margin product sales while benefiting from Huipu’s higher-margin product contribution. As a result, the gross margin of products improved by 157 basis points. During the quarter, we continued to reduce the weight of system integration business which typically carries lower margin. The gross margin for this segment during the quarter was as high as 83.63% primarily due to the progress of certain projects. Meanwhile, we continued to increase the weight of software business, which carries higher gross margin. However, the gross margin of software business declined to 54.22% from 62.36% a year ago primarily due to the outsourcing practice which we started in the first quarter of 2010. We believe that by outsourcing some of the non-essential and labor-intensive portions of our software projects, we will be able to focus our resources on the higher value-added components of the software business. This practice should enable us to grow revenues more effectively and save operating expenses, which, overtime, will be accretive to our long-term shareholder value.

For the three months ended June 30, 2010, approximately $7.91 million of our cost of revenues was attributable to our GIS segment, $7.04 million was attributable to our DIST segment and $1.77 million was attributable to our DHIS segment, compared to $2.44 million to GIS segment, $10.17 million to DIST segment and $0.91 million by DHIS segment, respectively, during the same period of 2009.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by about $0.32 million, or 13.8%, to $2.62 million for the three months ended June 30, 2010, from $2.30 million in the same period of 2009. Some notable changes that resulted in the increase of administrative expenses are: 1) the addition of administrative expenses of Huipu of about $0.38 million; and 2) the reversal of bad debt provision expenses of $0.17 million as we collected several accounts receivable balances provided for in the prior year.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses decreased by $0.16 million or 22.2% to $0.56 million for the three months ended June 30, 2010, from $0.72 million in the same period of 2009. As a percentage of sales, research and development expenses accounts for approximately 1.7% of the total revenue for the three months ended June 30, 2010, compared with 2.8% of total revenue for the same period in 2009. The research and development expenses came down in percentage of revenues because the research and development investments made from prior years are yielding scalable effects in revenue growth.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $0.84 million, or 131.1%, to $1.49 million for the three months ended June 30, 2010, from $0.64 million in the corresponding period of 2009. The selling expenses outpacing revenue growth reflects our heightened efforts in national market expansion.

Income from Operations

Income from operations increased $3.53 million, or 41.1%, to $12.13 million for the three months ended June 30, 2010, from $8.60 million in the corresponding period in 2009. Income from operations as a percentage of revenue increased to 36.2% during the three months ended June 30, 2010, from 33.3% in 2009.

Other Losses, net

Key components of Other Losses, net of $0.32 million for the three months ended June 30, 2010 were (1) donations of approximately $0.18 million to the Education Committee of Jinjiang City, Fujian Province, for building schools and (2) loss of $0.09 million, which resulted from the increase of fair value of the liability associated with the contingent consideration for HPC acquisition during the period. As our stock price appreciated during the period, the contingent liability, which is based on our stock price, increased in fair value. Such an increase in contingent liability served to reduce our profit.

Non-controlling interest

Non-controlling interest of $302,000 for the three months ended June 30, 2010 represents the $284,000 fee retained by iASPEC under the revised MSA, which represents 5.0% of the net income for the three months ended June 30, 2010, and $18,000 of Geo’s profit retained by the 43% non-controlling interest in Geo. The retained profits by iASPEC during the three months ended June 30, 2009 was $45,000, which was a fixed amount according to the original MSA, and the retained profits by Geo’s 43% shareholders was approximately $28,395.

Income Tax Expense

Income tax expense for the three months ended June 30, 2010 was $2.16 million, up from $1.09 million for the same period in 2009.

Our subsidiaries, ISS, Zhongtian and Huipu are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 22% of assessable profits in 2010, compared to 20% for the same period in 2009, an increase of 2%.

Bocom, and our VIE, iASPEC (inclusive of Geo), as High-Tech Enterprises, are subject to EIT at a rate of 15% of assessable profits. After offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended June 30, 2010. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. Year 2010 is the fourth year that IST is entitled to the tax holiday and will be subject to a favorable tax rate of 11%.

Net income attributable to the Company

As a result of the factors described above, net income increased $1.55 million, or 19.9%, to $9.35 million during the three months ended June 30, 2010, from $7.79 million for the same period in 2009.

For the Six-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

(All amounts, other than percentages of revenue and numbers of shares, in U.S. Dollars)

	2010		2009
	As reported	Percentage	As reported	Percentage	Period-over-period
		of Revenue		of Revenue	Increase
					(Decrease)
Revenue	58,821,995	100.00%	40,768,103	100.00%	18,053,892	44.28%
Costs of revenue	30,906,236	52.54%	21,018,088	51.56%	9,888,148	47.05%
Gross Profit	27,915,759	47.46%	19,750,015	48.44%	8,165,744	41.35%
Administrative expenses	(5,391,532)	9.17%	(4,520,723)	11.09%	(870,809)	19.26%
Research and development expenses	(1,130,080)	1.92%	(1,224,263)	3.00%	94,183	-7.69%
Selling expenses	(2,703,774)	4.60%	(1,238,064)	3.04%	(1,465,710)	118.39%
Income from operations	18,690,373	31.77%	12,766,965	31.32%	5,923,408	46.40%
Subsidy income	431,680	0.73%	515,860	1.27%	(84,180)	-16.32%
Other income, net	642,099	1.09%	164,521	0.40%	477,578	290.28%
Interest income	29,294	0.05%	197,544	0.48%	(168,250)	-85.17%
Interest expense	(412,647)	0.70%	(116,653)	0.29%	(295,994)	253.74%
Income from continuing operations before Income Taxes	19,380,799	32.95%	13,528,237	33.18%	5,852,562	43.26%
Income Tax Expense	(3,334,692)	5.67%	(1,680,196)	4.12%	(1,654,496)	98.47%
Net Income	16,046,107	27.28%	11,848,041	29.06%	4,198,066	35.43%
Less: Net Income Attributable to the NCI	(412,930)	0.70%	(293,218)	0.72%	(119,712)	40.83%
Net Income Attributable to the Company	15,633,177	26.58%	11,554,823	28.34%	4,078,354	35.30%

Revenue

Our revenue is generated from our integrated hardware and software products and through the related after-sales services. For the six months ended June 30, 2010, our revenue was $58.82 million, compared to $40.77 million for the six months ended June 30, 2009, an increase of $18.05 million, or 44.3% . During the current quarter, Huipu, which was acquired in October 2009, contributed $9.13 million to revenues. Excluding the impact from Huipu, organic revenue growth was 21.9% .

Software sales increased by 50.7% to $37.58 million for the six months ended June 30, 2010, from $24.93 million for the six months ended June 30, 2009. Software sales constituted 63.9% of our total revenue, roughly in line with 61.2% during the same period in the prior year, reflecting our continued commitment to our core competency in software. Excluding the impact of Huipu, software sales were 75.6% of organic revenues.

Product sales increased by $7.21 million, or 109.1% for the six months ended June 30, 2010, as compared to $6.61 million in the same period of 2009. Product sales constituted 23.5% of total revenue during the current period as compared with 16.2% during the same period in the prior year. Product sales excluding Huipu declined by 7.1% from the same period in the prior year to 9.4% of organic revenues, as we focused on higher value-added product sales with Huipu.

Sales of system integration services decreased by 26.5% for the six months ended June 30, 2010, as compared to the same period of 2009. As a percentage of revenue, it declined from 20.9% during the six months ended June 30, 2009 to 10.7% during the current period. Excluding the impact of Huipu, system integration was 12.6% of organic revenues. The decline in weight of system integration business, which carries lower margin, reflects our strategy of growing businesses with higher profitability.

Other revenue increased by 64.6%, from $0.70 million in the six months ended June 30, 2009 to $1.15 million in the same period of 2010. Other revenue mainly derived from maintenance services in the six months ended June 30, 2009, while in the same period of 2010, in addition to maintenance services, we also generated $0.73 million royalty income from Huipu by licensing other manufacturers to use the HPC trademark. We believe this is an effective way to harvest HPC’s value and monetize its intellectual property.

Regarding segment breakdown, for the six months ended June 30, 2010, approximately $26.32 million of our revenues were generated by our GIS segment, $26.06 million of our revenues were generated by our DIST segment and $6.45 million was generated by the DHIS segment. This compared with $13.83 million by our GIS segment, $22.74 million by our DIST segment and $4.19 million by our DHIS segment for the six months ended June 30, 2009. The year-over-year growth ratios for the three segments were 90.2%, 14.6% and 53.9% respectively. Excluding the impact of Huipu, the equivalent ratios were 57.2%, -5.5% and 53.9% respectively.

GIS accounted for 44.7% of the total revenue while DIST and DHIS represented 44.3% and 11.0% respectively. Excluding the impact of Huipu, the segment weights were 43.8%, 43.2% and 13.0% respectively. These compared to 33.9%, 55.8% and 10.3% of the total revenue for the six months ended June 30, 2009. For the first time, GIS segment weight exceeded that of DIST and became the largest business segment for us in the first six months of 2010. As our technologies continue to evolve, we are able to integrate more and more DIST functions with those of GIS to create brand new capabilities for our customers. Such new offerings contributed to the GIS segment, instead of DIST, which explains the negative growth rate in DIST segment. Overall, the shifts in segment weights reflected the GIS and DHIS segments outpacing DIST in their growth momentum. This is the direct result of our focus in the last few years on targeting at areas with the highest barriers-to-entry and developing sustainable competitive advantages in the GIS and DHIS segments, in anticipation of accelerating market growth in the coming years. As such anticipation starts to be realized, we believe we have been well positioned to capture the growth opportunities.

Cost of Revenue and Gross Profit

	2010					2009
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$13,819,481	23.49%	11,054,123	2,765,358	20.01%	6,610,416	16.21%	5,620,640	989,776	14.97%
Software	37,584,868	63.90%	16,659,101	20,925,767	55.68%	24,932,952	61.16%	8,694,577	16,238,375	65.13%
System integration	6,269,406	10.66%	3,046,531	3,222,875	51.41%	8,527,076	20.92%	6,540,763	1,986,313	23.29%
Others	1,148,240	1.95%	146,481	1,001,759	87.24%	697,659	1.71%	162,108	535,551	76.76%
Subtotal	$58,821,995	100.00%	30,906,236	27,915,759	47.46%	40,768,103	100.00%	21,018,088	19,750,015	48.44%

As indicated in the table above, our cost of revenues increased $9.89 million, or 47.0%, to $30.91 million, for the six months ended June 30, 2010, from $21.02 million for the six months ended June 30, 2009. As a percentage of revenues, our cost of revenue increased to 52.5% during the six months ended June 30, 2010, from 51.6% in the same period of 2009. As a result, gross margin was 47.5% for the six months ended June 30, 2010, a decrease of 0.9%, from 48.4% in the same period of 2009. Huipu yielded a gross margin of 23.7% . Excluding the impact of Huipu, gross margin of organic business was 51.8%, exceeding the gross margin a year ago.

For the six months ended June 30, 2010, approximately $13.06 million of our cost of revenues was attributable to our GIS segment, $14.9 million was attributable to our DIST segment and $2.95 million was attributable to our DHIS segment, compared to $5.69 million to GIS segment, $13.86 million to DIST segment and $1.46 million by DHIS segment, respectively, during the same period of 2009.

Administrative Expenses

Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by about $0.87 million, or 19.3%, to $5.39 million for the six months ended June 30, 2010, from $4.52 million in the same period of 2009. Some notable changes that resulted in the increase of administrative expenses are: 1) the addition of administrative expenses of Huipu of about $0.69 million; 2) the decrease of bad debt provision expenses of $0.31 million period-over-period; and 3) the decrease of stock based compensation expenses of $0.18 million.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. Research and development expenses decreased by $94,000 or 7.7% to $1.13 million for the six months ended June 30, 2010, from $1.22 million in the same period of 2009. As a percentage of sales, research and development expenses accounts for approximately 1.9% of the total revenue for the six months ended June 30, 2010, compared with 3% of total revenue for the same period in 2009.The research and development expenses came down in percentage of revenues because the research and development investments made from prior years are yielding scalable effects in revenue growth.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $1.47 million, or 118.4%, to $2.70 million for the six months ended June 30, 2010, from $1.24 million in the corresponding period of 2009. The selling expenses outpacing revenue growth reflects our heightened efforts in national market expansion.

Income from Operations

Income from operations increased $5.92 million, or 46.4%, to $18.69 million for the six months ended June 30, 2010, from $12.77 million in the corresponding period in 2009. Income from operations as a percentage of revenue increased to 31.8% during the six months ended June 30, 2010, from 31.3% in 2009.

Other Income, net

Other income, net of $0.64 million for the six months ended June 30, 2010 primarily due to the fair value change for contingent shares paid for HPC acquisition. Approximately $0.7 million gain resulting from the decrease of fair value of the liability associated with issuing the contingent consideration was recorded during the period. As our stock price declined during the period, the contingent liability, which is based on our stock price, decreased in fair value. Such a decrease in contingent liability served to increase our profit.

Non-controlling interest

Non-controlling interest of $0.41 million for the six months ended June 30, 2010 represents the $0.42 million fee retained by iASPEC under the revised MSA, which represents 2.6% of the net income for the six months ended June 30, 2010, and $6,000 of Geo’s losses retained by the 43% non-controlling interest in Geo. The retained profits by iASPEC during the six months ended June 30, 2009 was $90,000, which was a fixed amount according to the original MSA, and the retained profits by Geo’s 43% shareholders was approximately $203,218.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 was $3.33 million, up from $1.68 million for the same period in 2009.

Our subsidiaries, ISS, Zhongtian and Huipu are all governed by the Income Tax Laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 22% of assessable profits in 2010, compared to 20% for the same period in 2009, an increase of 2%.

Bocom, and our VIE, iASPEC (inclusive of Geo), as High-Tech Enterprises, are subject to EIT at a rate of 15% of assessable profits. After offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the six months ended June 30, 2010. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. Year 2010 is the fourth year that IST is entitled to the tax holiday and will be subject to a favorable tax rate of 11%.

Net income attributable to the Company

As a result of the factors described above, net income increased $4.08 million, or 35.3%, to $15.63 million during the six months ended June 30, 2010, from $11.55 million for the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $17.75 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30
	2010	2009

Net Cash Provided by Operating Activities	$3,454,340	$3,987,953
Net Cash (Used in) / Provided by Investing Activities	(16,969,766)	4,639,317
Net Cash Provided by Financing Activities	17,611,259	1,153,764
Effect of Exchange Rate Changes on Cash and cash equivalents	170,806	30,757
Net increase in Cash and Cash Equivalents	4,266,639	9,811,791
Cash and Cash Equivalents, Beginning	13,478,633	9,565,252
Cash and Cash Equivalents, Ending	$17,745,272	$19,377,043

Operating Activities

Net cash provided by operating activities was $3.45 million for the six months ended June 30, 2010, a 13.4% decrease from $3.99 million for the same period of 2009.

The decrease in net cash provided by operating activities during the current period as compared with the same period in the prior year was mainly caused during the first quarter of the year, when the seasonally slow accounts receivable collection was coupled with strong sales revenue. (See discussion in the 10Q filing for the three months ended March 31, 2010 for details.)

During the three months ended June 30, 2010, our net cash provided by operating activities improved significantly to $14.80 million, as compared with $5.48 million in the same period a year ago. During the current quarter, our accounts receivable balance increased by $0.50 million, as compared with an increase of $11.39 million during the second quarter of 2009. Our Days Sales Outstanding (DSO) for the trailing 12 months, which eliminates seasonality factor, was 214 days. As of June 30, 2010, accounts receivables were due from 230 customers. Of these, no customers accounted for over 10% of the total accounts receivable. As of June 30, 2009, accounts receivable were due from 136 customers. Of these, two customers accounted for 22.10% and 10.58% of total accounts receivable, respectively. Our prudent provision practice continues to conclude a low level of credit risk, indicated by the 3.46% of provision relative to gross accounts receivable outstanding as of June 30, 2010. This compares with 4.17% a year ago. The credit risk is relatively low because most of the counterparties are government agencies.

Investing Activities

Net cash used in our investing activities was $16.97 million for the six months ended June 30, 2010, as compared to $4.64 million cash in-flow provided by investing activities for the same period of 2009. During the three months ended June 30, 2010, net cash used in our investing activities was $12.74 million, as compared to net cash provided in investing activities of $5.72 million in the same period in the prior year.

The net use of cash during the current quarter was primarily due to $5.00 million used to finish the construction of the plant acquired in the Huipu transaction and $5.43 million used to purchase software.

Financing Activities

Net cash provided by our financing activities increased to $17.61 million during the six months ended June 30, 2010, as compared to $1.15 million during the same period of 2009.

The increase was mainly attributable to the net proceeds of $9.38 million raised in issuing of common stock, and an increase in net bank borrowings of $8.23 million. During the three months ended June 30, 2010, net cash provided by financing activities amounted to $4.59 million, representing the net increase in borrowing. This compares with the $1.17 million net increase in borrowing during the same period of 2009.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2010:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$ 464,819	$201,760	$263,059	$-	$-
Purchase Obligations	$ 581,835	$581,835	$-	$-	$-

Total	$1,046,654	$783,595	$263,059	$-	$-

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition - Milestone Method (Topic 605) - Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or June 30, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in under Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Although our reporting currency is the U.S. dollars, the financial records of our operating subsidiaries are maintained in their local currency, the RMB. Approximately 97.8% of our revenues and 100% of our consolidated costs and expenses, and consolidated assets for the six months ended June 30, 2010 are denominated in RMB, which is the functional currency of our operating subsidiaries. As a result, we are exposed to foreign exchange risk as our reported revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase (decrease) our comprehensive income by $15.47 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of June 30, 2010. As of June 30, 2010, our accumulated other comprehensive income was $10.44 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2010 and December 31, 2009 was $ 4 million and $2 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2010, would decrease net income before provision for income taxes by approximately $54,000 or less than 1% for the period ended June 30, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2010. Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak, determined that, as of June 30, 2010, and as of the date of this Report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

In addition to the risk factor below, please see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land-use-right for 101,764 square meters of land for a consideration of approximately $22 million (RMB 150 million), to be paid in cash in installments. We plan to use the land for future construction of facilities to consolidate all of our subsidiaries in Guangdong province on the same premises. We paid an initial deposit of $737,000 (RMB 5 million) on July 16, 2010. We are obligated to pay 30% of the consideration on or before August 31, 2010, another 30% of the consideration by September 30, 2010 and the remaining portion of the purchase price by November 31, 2010.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: August 4, 2010	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2010	/s/ Jackie You Kazmerzak
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