Form 10-Q/A
period 2010-06-30
China Information Security Technology, Inc.
filed 2010-08-06
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On August 4, 2010, China Information Security Technology, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, with the Securities and Exchange Commission (the "Original Filing"). The Company is filing this amendment to the Original Filing (the "Form 10-Q/A") in order to correct an error in the classification of a related party loan to the Company on the Company's Condensed Consolidated Statement of Cash Flows in the Original Filing. The related party loan, in a net amount of $5.0 million, was grouped with related party transactions under Cash Flow from Operating Activities in the Original Filing, but it should have been reported separately under Cash Flow from Financing Activities. The Condensed Consolidated Statement of Cash Flows in this 10-Q/A has been amended to reflect the proper classification. The reclassification resulted in a decrease in Net cash (used in)/provided by operating activities for the six months ended June 30, 2010 by the net amount of the loan and a corresponding increase in Net cash provided by financing activities. The reclassification has no effect on the Condensed Consolidated Statement of Income or the Condensed Consolidated Balance Sheet. The Company made corresponding changes to the "Operating Activities" and "Financing Activities" subsections under "Liquidity and Capital Resources" section under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify or update any other information in the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10- Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Six Months Ended
	June 30, 2010	June 30, 2009

OPERATING ACTIVITIES
Net income	$16,046,107	$11,848,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,441,071	1,852,357
Amortization of intangible assets	927,048	865,710
Stock-based compensation	-	183,600
Loss on disposal of property and equipment	320,957	31,764
Change in allowance for accounts receivable	267,716	573,881
Reversal of write-down of inventories	(1,362)	-
Change in deferred income tax	215,192	(29,517)
Change in fair value of contingent consideration	(700,268)	-
Changes in operating assets and liabilities, net of effects of business acquisitions:
Decrease in restricted cash	457,202	-
Increase in accounts receivable	(10,656,507)	(14,665,591)
Decrease / (increase) in advances to suppliers	2,091,453	(3,028,042)
Decrease / (increase) in other receivables and prepaid expenses	313,302	(1,540,531)
Increase in inventories	(10,164,333)	(1,657,773)
(Decrease) / increase in accounts payable	(5,209,216)	4,643,442
(Decrease) / increase in advances from customers	(695,808)	4,469,480
Increase in amount due to related parties	311,077	177,621
Increase / (decrease) in other payables and accrued expenses	921,098	(432,401)
Increase in income tax payable	569,611	695,912
Net cash (used in) / provided by operating activities	(1,545,660)	3,987,953

INVESTING ACTIVITIES
Increase in restricted cash related to bank borrowings	(368,895)	-
Proceeds from sales of property and equipment	44,007	100,225
Proceeds from sale of short-term investments	-	5,862,800
Refund of investment in former Joint Venture	-	4,397,100
Purchase of land-use-rights	(230,970)	-
Purchases of property and equipment	(11,038,575)	(630,478)
Capitalized and purchased software development costs	(432,547)	(308,484)
Deposit for software purchase	(4,777,693)	(4,781,846)
Deposit for purchase of land-use-rights	(165,093)	-
Net cash (used in) / provided by investing activities	(16,969,766)	4,639,317

FINANCING ACTIVITIES
Borrowing of short-term loans	21,003,299	1,898,082
Borrowing of shareholder's loan	6,026,830
Borrowing of long-term loans	4,019,306	-
Repayment of short-term loans	(14,887,816)	(732,850)
Repayment of shareholder's loan	(1,026,830)
Repayment of long-term loans	(1,906,970)	-
Issued common stock	9,383,440	-
Repurchase of common stock	-	(11,468)
Net cash provided by financing activities	22,611,259	1,153,764

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

	Six Months Ended June 30
	2010	2009

Net Cash (Used in) / Provided by Operating Activities	$(1,545,660)	$3,987,953
Net Cash (Used in) / Provided by Investing Activities	(16,969,766)	4,639,317
Net Cash Provided by Financing Activities	22,611,259	1,153,764
Effect of Exchange Rate Changes on Cash and cash equivalents	170,806	30,757
Net increase in Cash and Cash Equivalents	4,266,639	9,811,791
Cash and Cash Equivalents, Beginning	13,478,633	9,565,252
Cash and Cash Equivalents, Ending	$17,745,272	$19,377,043

Operating Activities

Net cash used in operating activities was $1.55 million for the six months ended June 30, 2010, a decrease from net cash provided by operating activities of $3.99 million for the same period of 2009.

The decrease in net cash provided by operating activities during the current period as compared with the same period in the prior year was mainly caused during the first quarter of the year, when the seasonally slow accounts receivable collection was coupled with strong sales revenue. (See discussion in the 10Q filing for the three months ended March 31, 2010 for details.)

During the three months ended June 30, 2010, our net cash provided by operating activities improved significantly to $9.80 million, as compared with $5.48 million in the same period a year ago. During the current quarter, our accounts receivable balance increased by $0.50 million, as compared with an increase of $11.39 million during the second quarter of 2009. Our Days Sales Outstanding (DSO) for the trailing 12 months, which eliminates seasonality factor, was 214 days. As of June 30, 2010, accounts receivables were due from 230 customers. Of these, no customers accounted for over 10% of the total accounts receivable. As of June 30, 2009, accounts receivable were due from 136 customers. Of these, two customers accounted for 22.10% and 10.58% of total accounts receivable, respectively. Our prudent provision practice continues to conclude a low level of credit risk, indicated by the 3.46% of provision relative to gross accounts receivable outstanding as of June 30, 2010. This compares with 4.17% a year ago. The credit risk is relatively low because most of the counterparties are government agencies.

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

Financing Activities

Net cash provided by our financing activities increased to $22.61 million during the six months ended June 30, 2010, as compared to $1.15 million during the same period of 2009.

The increase was mainly attributable to the net proceeds of $9.38 million raised in issuing of common stock, an increase in net bank borrowings of $8.23 million, and an increase in borrowings from shareholders' long-term loan of $6.03 million (See discussion in the 10Q filing for the three months ended March 31, 2010 for details). During the three months ended June 30, 2010, net cash provided by financing activities amounted to $9.59 million, representing the net increase in borrowing. This compares with the $1.17 million net increase in borrowing during the same period of 2009.

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

CHINA INFORMATION SECURITY TECHNOLOGY, INC.

Dated: August 6, 2010	/s/ Jiang Huai Lin
Jiang Huai Lin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2010	/s/ Jackie You Kazmerzak
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