Form 10-Q
period 2010-09-30
China Information Technology, Inc.
filed 2010-11-08
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34076

CHINA INFORMATION TECHNOLOGY, INC.
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

China Information Security Technology, Inc.
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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [ X ]

 The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	52,055,787

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	(Removed and Reserved)	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

Page(s)
Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statement of Changes in Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Condensed Consolidated Financial Statements	9-31

CHINA INFORMATION TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
Expressed in U.S. dollars (Except for share and per share amounts)
	NOTES	September 30	December 31
		2010	2009
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$18,001,834	$13,478,633
Restricted cash		7,843,653	5,859,910
Accounts receivable:
Billed, net of allowance for doubtful accounts of $3,136,000 and $3,123,000, respectively		19,777,808	23,907,035
Unbilled		72,060,307	47,851,638
Bills receivable		568,860	-
Advances to suppliers		8,840,865	6,924,035
Amount due from related parties, net of allowance for doubtful accounts of $0 and $73,000, respectively	6	264,840	129,937
Inventories, net of provision of $320,000 and $184,000,respectively	7	23,498,795	10,936,004
Other receivables and prepaid expenses		6,772,698	15,405,089
Deferred tax assets	12	1,530,931	1,719,327
TOTAL CURRENT ASSETS		159,160,591	126,211,608

Deposit for software purchase		5,050,878	1,426,452
Deposit for purchase of land use rights	10	18,175,883	-
Long-term investments	8	2,055,195	2,862,016
Property, plant and equipment, net	9	75,218,112	53,586,514
Land use rights, net	10	1,914,475	1,907,611
Intangible assets, net	10	13,407,005	13,556,141
Goodwill		50,067,871	50,609,866
Deferred tax assets	12	554,747	668,730
TOTAL ASSETS		$325,604,757	$250,828,938

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$27,390,533	$15,927,780
Accounts payable		18,033,514	20,159,317
Bills payable		26,795,017	12,658,029
Advances from customers		6,163,440	3,950,744
Amount due to related parties, current portion	6	678,008	583,736
Accrued payroll and benefits		1,935,712	3,142,240
Other payables and accrued expenses		7,931,283	14,252,918
Contingent consideration, current portion	4	1,468,901	1,857,994
Income tax payable		5,648,596	3,290,245
TOTAL CURRENT LIABILITIES		96,045,004	75,823,003

Long-term bank loans	11	8,592,780	1,907,100
Amount due to related parties, long-term portion	6	5,009,478	-
Contingent consideration, net of current portion	4	2,083,503	2,635,397
Deferred tax liabilities	12	1,863,638	2,564,604
TOTAL LIABILITIES		113,594,403	82,930,104

COMMITMENTS AND CONTINGENCIES		-	-
(CONTINUED)

CHINA INFORMATION TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (CONTINUED) Expressed in U.S. dollars (Except for share and per share amounts)

EQUITY
Common stock, par $0.01; authorized capital 200,000,000 shares; shares
issued and outstanding 2010: 52,061,787: 2009: 49,905,141shares	13	$255,115	$233,548
Treasury stock, 6,000 shares, at cost		(11,468)	(11,468)
Additional paid-in capital		90,381,445	78,495,062
Reserve		8,345,371	8,345,371
Retained earnings		86,705,220	60,462,275
Accumulated other comprehensive income		8,929,721	5,016,575
Total equity of the Company		194,605,404	152,541,363
Non-controlling interest		17,404,950	15,357,471
Total equity		212,010,354	167,898,834

TOTAL LIABILITIES AND EQUITY		325,604,757	250,828,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	NOTES	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009

Revenue - Products		$12,643,172	$2,444,969	$26,462,653	$9,055,386
Revenue - Software		29,474,263	20,178,136	67,059,131	45,111,089
Revenue - System integration		1,347,984	5,927,117	7,617,390	14,454,193
Revenue - Others		340,712	130,459	1,488,952	828,116

TOTAL REVENUE		43,806,131	28,680,681	102,628,126	69,448,784

Cost - Products sold		10,725,203	1,765,042	21,779,326	7,385,682
Cost - Software sold		11,314,585	7,365,142	27,973,686	16,059,719
Cost - System integration		621,310	4,402,388	3,667,840	10,943,151
Cost - Others		59,440	28,112	205,922	190,220

TOTAL COST		22,720,538	13,560,684	53,626,774	34,578,772

GROSS PROFIT		21,085,593	15,119,997	49,001,352	34,870,012

Administrative expenses		(5,449,209)	(2,462,872)	(10,840,741)	(6,983,595)
Research and development expenses		(937,774)	(687,580)	(2,067,854)	(1,911,844)
Selling expenses		(1,697,564)	(715,951)	(4,401,337)	(1,954,016)
INCOME FROM OPERATIONS		13,001,046	11,253,594	31,691,420	24,020,557

Subsidy income		6,521	158,520	438,201	674,379
Other income, net	4	350,874	2,654	992,973	167,174
Interest income		22,024	40,948	51,318	238,492
Interest expense		(548,184)	(109,204)	(960,832)	(225,858)
INCOME BEFORE INCOME TAXES		12,832,281	11,346,512	32,213,080	24,874,744

Income tax expense	12	(2,361,593)	(1,797,945)	(5,696,285)	(3,478,141)
NET INCOME		10,470,688	9,548,567	26,516,795	21,396,603

Add/(Less): Net income attributable to the non-controlling interest		139,080	177,476	(273,850)	(115,742)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3	$10,609,768	$9,726,043	$26,242,945	$21,280,861

Weighted average number of shares
Basic	3	51,466,927	47,536,883	51,377,933	47,531,327
Diluted	3	51,466,927	47,536,883	51,377,933	47,531,327

Earnings per share - Basic and Diluted
Basic - Net income attributable to the Company's common stockholders		$0.21	$0.20	$0.51	$0.45
Diluted - Net income attributable to the Company's common stockholders		$0.21	$0.20	$051	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$10,470,688	$9,548,567	$26,516,795	$21,396,603
Other comprehensive income:
Foreign currency translation gain	2,948,257	208,129	3,972,752	643,508
Comprehensive income	13,418,945	9,756,696	30,489,547	22,040,111
Comprehensive income attributable to the non-controlling interest	99,972	174,004	(333,456)	(119,301)
Comprehensive income attributable to the Company	$13,518,917	$9,930,700	$30,156,091	$21,920,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non-
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total

BALANCE AS AT JANUARY 1, 2010	49,905,141	$ 233,548	(6,000)	$ (11,468)	$ 78,495,062	$ 8,345,371	$ 60,462,275	$ 5,016,575	$ 15,357,471	$ 167,898,834
Issuance of common stock in private placements (Note 13 )	1,652,033	16,520	-	-	9,113,232	-	-	-	-	9,129,752
Common stock issued upon the exercise of warrants (Note 13)	41,250	413	-	-	253,275	-	-	-	-	253,688
Stock-based compensation (Note 13)	463,363	4,634	-	-	2,394,876	-	-	-	-	2,399,510
Net income for the period	-	-	-	-	-	-	26,242,945	-	273,850	26,516,795
Foreign currency translation gain	-	-	-	-	-	-	-	3,913,146	59,606	3,972,752
Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	125,000	-	-	-	-	125,000
Capital injection to Geo	-	-	-	-	-	-	-	-	1,714,023	1,714,023
BALANCE AS AT SEPTEMBER 30, 2010	52,061,787	$ 255,115	(6,000)	$ (11,468)	$ 90,381,445	$ 8,345,371	$ 86,705,220	$ 8,929,721	$ 17,404,950	$ 212,010,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Nine Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$26,516,795	$21,396,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,415,554	2,825,201
Amortization of intangible assets	1,349,745	1,305,550
Stock-based compensation	1,130,000	183,600
Loss on disposal of property and equipment	321,854	33,966
Loss on write-off of land use rights	231,615	-
Impairment of long-term investment	850,320	184,397
Loss on doubtful receivables	1,060,348	576,832
Provision for obsolete inventories	130,328	-
Change in deferred income tax	162,900	(117,583)
Imputed interests in relation to shareholder's loan	125,000	-
Change in fair value of contingent consideration	(940,986)	-
Changes in operating assets and liabilities, net of effects of business acquisitions:
Increase in restricted cash	(658,872)	-
Increase in accounts receivable	(19,772,920)	(17,231,581)
Increase in advances to suppliers	(2,394,325)	(6,177,155)
Decrease / (increase) in other receivables and prepaid expenses	8,134,566	(1,315,827)
Increase in inventories	(12,431,677)	(620,005)
Increase in accounts payable and bills payable	11,143,415	5,944,128
Increase in advances from customers	2,100,476	439,436
Increase in amount due to related parties	75,244	67,081
Decrease in other payables and accrued expenses	(5,931,994)	(507,220)
Increase in income tax payable	2,253,344	1,338,726
Net cash provided by operating activities	18,870,730	8,326,149

INVESTING ACTIVITIES
Increase in restricted cash in relation to credit facilities	(1,172,663)	-
Proceeds from sales of property and equipment	55,925	100,299
Purchase of land use rights	(231,615)	-
Proceeds from sale of short-term investments	-	5,863,600
Refund of investment in former Joint Venture	-	4,397,700
Purchases of property and equipment	(24,332,630)	(3,682,753)
Capitalized software development costs	(899,204)	(435,494)
Deposit for software purchase	(4,963,154)	(6,822,826)
Deposit for business acquisition	-	(8,000,000)
Deposit for purchase of land use rights	(17,266,658)	-
Net cash used in investing activities	(48,809,999)	(8,579,474)

(CONTINUED)

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (CONTINUED) (Unaudited)
Expressed in U.S. dollars
(Except for share and per share amounts)

	Nine Months Ended
	September 30,
	2010	2009
FINANCING ACTIVITIES
Borrowing of short-term loans	37,198,374	6,296,041
Borrowing of shareholder’s loan	6,029,700	-
Borrowing of long-term loans	8,443,540	-
Repayment of short-term loans	(26,150,419)	(1,172,720)
Repayment of shareholder’s loan	(1,029,700)	-
Repayment of long-term loans	(1,912,300)	-
Issued common stock	9,383,440	-
Repurchase of common stock	-	(11,468)
Capital injection to Geo by minority shareholders	1,734,309	-
Net cash provided by financing activities	33,696,944	5,111,853

Effect of exchange rate changes on cash and cash equivalents	765,526	40,325

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,523,201	4,898,853
CASH AND CASH EQUIVALENTS, BEGINNING	13,478,633	9,565,252
CASH AND CASH EQUIVALENTS, ENDING	$18,001,834	$14,464,105

Supplemental disclosure of cash flow information:
	Nine Months Ended
	September 30,
	2010	2009
Cash paid during the period
Income taxes	$3,288,052	$2,256,998
Interest paid	$834,857	$209,639
Supplemental disclosure of significant non-cash transactions:

On September 25, 2010, the Company granted eligible employees a total of 250,000 shares of the Company's common stock as compensation under the China Information Security Technology, Inc. 2007 Equity Incentive Plan (the “Plan”). The fair value of these shares of approximately $1.13 million based on quoted market price was recognized as stock-based compensation for the nine months ended September 30, 2010.

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company's common stock as compensation under the China Information Security Technology, Inc. 2007 Equity Incentive Plan (the “Plan”). The fair value of these shares of approximately $1.3 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

China Information Technology, Inc. (the “Company” or “CNIT”), together with its subsidiaries, is a total solution provider of digital security, geographic, and hospital information systems in the People's Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services organized into three business segments –Geographic Information Systems (“GIS”), Digital Public Security Technology (“DPST”, formerly known as “Digital Information Security Technology (“DIST”)) and Digital Hospital Information System (“DHIS”). These total solutions are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd (“IST”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ISS,” Shenzhen Bocom Multimedia Display Technology Co., Ltd (“Bocom”), Shenzhen Zhongtian Technology Development Company Ltd (“Zhongtian”), and Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu"), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co, Ltd (“iASPEC”), and Wuda Geoinformatics Co., Ltd (“Geo”), 57% of which is owned by iASPEC.

On September 3, 2010, Wuda Geoinformatics Co., Ltd (“Geo”), a majority-owned subsidiary of iASPEC Software Co, Ltd (“iASPEC”), the variable interest entity of China Information Technology, Inc. (the “Company”), increased its registered capital from RMB 60,000,000 (approximately $8,849,680) to RMB 79,200,000 (approximately $11,681,588). The RMB 19,200,000 (approximately $2,831,900) increase was contributed by iASPEC, the minority shareholders of Geo and a group of new shareholders, comprising of the management teams of both GEO and iASPEC, including Mr. Jianghuai Lin, the Company’s chief executive officer and the sole shareholder of iASPEC.

The board of directors of iASPEC and the Company approved iASPEC’s less than pro rata contribution of RMB 7,410,000 (approximately $1,092,936), and approved the participation of the management teams of Geo and iASPEC in the capital increase as an incentive and to align their interests with the interests of Geo and iASPEC. As a result of the capital increase, the equity interest owned by iASPEC in Geo was reduced from 57% to 52.54%, and the management teams of Geo and iASPEC now hold 11.02% of the equity interest in Geo.

The operating results of Bocom, Geo, Zhongtian and Huipu have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008, November 1, 2008, and November 1, 2009, their respective acquisition dates.

The amounts of Topwell and Huipu’s revenue and earnings included in the Company’s consolidated income statement for the three and nine months ended September 30, 2010, and the revenue and earnings in the same period of the combined entities had the acquisition date been January 1, 2009 are:

		Three Months Ended				Nine Months Ended
	Revenue	Earnings	EPS	EPS	Revenue	Earnings	EPS	EPS
		/(losses)	Basic	Diluted		/(losses)	Basic	Diluted
September 30, 2010, actual	$43,806,131	10,609,768	0.21	0.21	$102,628,126	26,242,945	0.51	0.51
September 30, 2009, supplemental pro forma	$33,094,667	10,028,374	0.21	0.21	$82,690,742	22,187,868	0.46	0.46

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

CHINA INFORMATION TECHNOLOGY, INC.
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

CHINA INFORMATION TECHNOLOGY, INC.
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

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. As of September 30, 2010, the Company has repurchased 6,000 shares of common stock.

(e) Goodwill

ASC 350-30-50, “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter each year.

Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

(f) Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition - Milestone Method (Topic 605) -Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2011 and should be applied prospectively. Early adoption is permitted. Our company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or December 31, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

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

CHINA INFORMATION TECHNOLOGY, INC.
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

Components of basic and diluted earnings per share were as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to the common stockholders	$10,609,768	$9,726,043	$26,242,945	$21,280,861

Weighted average outstanding shares of common stock	51,466,927	47,536,883	51,377,933	47,531,327
Dilutive effect of options ,warrants, and contingently issuable shares	-	-	-	-
Common stock and common stock equivalents	51,466,927	47,536,883	51,377,933	47,531,327

Earnings per share:
Basic	$0.21	$0.20	$0.51	$0.45
Diluted	$0.21	$0.20	$0.51	$0.45

CHINA INFORMATION TECHNOLOGY, INC.
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

At September 30, 2010, the contingent consideration in relation to the purchase of Topwell Treasure Ltd. ("Topwell") and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu") in 2009 was measured at fair value.

The fair value estimate of the contingent consideration is based on the weighted probability (level 3 input) of achievement of After Tax Net Income targets (ATNI) in 2010, 2011 and 2012, which could result in the issuance of up to 1,101,930 additional shares of the Company’s common stock. Actual achievement of ATNI below $3.2 million would reduce the liability to zero and achievement of ATNI of $6.8 million or more would increase the liability to $6.8 million. As of September 30, 2010, the fair value of the current portion of this contingent consideration is $1,468,901, compared to $1,857,994 at December 31, 2009. The fair value of none-current portion of the contingent consideration is $2,083,503, compared to $2,635,397 at December 31, 2009. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. Included in other income in the three months ended September 30, 2010 is a gain of $241,000 and included in other income in the nine months ended September 30, 2010 is a gain of $941,000, due to the change in estimate of the fair value of acquisition-related contingent consideration.

CHINA INFORMATION TECHNOLOGY, INC.
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

For the three and nine months ended September 30, 2010, loss of $139,080 (net income of $263,690 from iASPEC and loss of $402,770 from Geo), and $273,850 (net income of $682,909 from iASPEC and loss of $409,059 from Geo), respectively was attributable to non-controlling interest in the consolidated statements of income of the Company.

For the same period of year 2009, loss of $177,476 ($45,000 from iASPEC and loss of $222,476 from Geo) and $115,742 ($135,000 from iASPEC and loss of $19,258 from Geo), respectively was attributable to non-controlling interest in the consolidated statements of income of the Company.

At September 30, 2010, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $68.2 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $29.7 million. The assets of these entities consist mainly of cash at bank, trade and other receivables, inventories and property, plant and equipment. The creditors of these entities do not have recourse to the general credit of the Group. The Group will provide all of the needed financing for the VIEs.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of September 30, 2010 and December 31, 2009, amount due from (to) related parties consists of:
	September 30,	December 31,
	2010	2009
	(Unaudited)
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$105,015	$-
- Shenzhen Kewen Information Technology Co., Ltd.	159,825	129,937
	$264,840	$129,937

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(a) Related party balances (Continued)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Due to related companies, current portion
- Shenzhen Information Security Investment and Development Co., Ltd.	$89,820	$-
- Xiamen Yili Geo Information Technology Co., Ltd.	-	7,335
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	588,188	576,401
	$678,008	$583,736

Due to related party, long-term portion
- Shareholder	$5,009,478	$-

Due from related companies, current portion

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales during the three and nine months ended September 30, 2010.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales during the three and nine months ended September 30, 2010.

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

Due to related party, long-term portion

The balance due to shareholder represents the personal loans from Mr. Jianghuai Lin, the CEO of the Company, to the Company as of September 30, 2010.

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

The New Note has omitted the conversion feature that was contained in the Original Note and it is non-interest bearing. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or any part of the amounts outstanding under this Note at any time before the maturity date without the express written consent of Mr. Lin. In accounting for the New Note, the Company accrues an interest expense at an interest rate of 5% per annum, which is the market interest rate for USD denominated 2-year loans in China. The imputed interests for the nine months ended September 30, 2010 is $125,000 and is recognized as capital contribution by the shareholder.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Amount earned from Kewen and Yili during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$347,126	$138,244	$566,790	$214,016
Cost of sales	(88,345)	(19,503)	(196,597)	(62,665)
Gross profit	$258,781	$118,741	$370,193	$151,351

(c) Guarantees of bank loans

Mr. Lin has provided a personal guarantee for certain of the Company’s loans as follows:

		September 30,	December 31
Borrower	Lender	2010	2009
		(Unaudited)
ISIID	Hang Seng Bank Limited	$-	$5,160,000
IASPEC	Hang Seng Bank Limited	-	4,401,000
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	586,800
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	733,500
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	1,173,600
		$-	$12,054,900

7. INVENTORIES

As of September 30, 2010 and December 31, 2009, inventories consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$9,916,973	$3,385,758
Work in Processes	955,390	344,875
Finished goods	3,554,883	2,034,345
Installations in process	9,071,549	5,171,026
	$23,498,795	$10,936,004

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

8. LONG-TERM INVESTMENTS

As of September 30, 2010 and December 31, 2009, long-term investments consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$1,980,345	$2,788,666
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	74,850	73,350
	$2,055,195	$2,862,016

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

Long-term investments also include Geo’s investments in Yili. During the nine months ended September 30, 2010 and 2009, the Company received dividends of RMB 750,000 (approximately $110,000) respectively, in connection with its investment in Yili.

As at December 31, 2009, management determined that there was an other-than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $233,000. As at September 30, 2010, the management reassessed the possible impairment to the investment to Tianhe and determined that there was an other-than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $850,000.

9. PROPERTY AND EQUIPMENT

As of September 30, 2010 and December 31, 2009, property and equipment consist of:

	September 30	December 31
	2010	2009
	(Unaudited)
Office building	$7,460,271	$6,536,605
Plant and Machinery	24,327,888	17,844,918
Electronic equipment, furniture and fixtures	11,931,216	11,405,355
Motor vehicles	1,141,334	1,098,729
Purchased software	42,961,900	27,036,904
Total	87,822,609	63,922,511
Less: accumulated depreciation	(15,610,764)	(10,335,997)
	72,211,845	53,586,514
Construction in progress	3,006,267	-
	$75,218,112	$53,586,514

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

9. PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended September 30, 2010 and 2009 was approximately $1,974,000 and $973,000, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was approximately $5,415,000 and $2,825,000, respectively.

As of September 30, 2010, construction in progress represents purchased moulds of approximately $3 million. The testing period of these moulds is about three months and these moulds are expected to begin depreciation after the testing period.

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposit for purchase of land use rights

As of September 30, 2010, deposits for purchase of land use rights represent deposit for purchase of land use rights in Dongguan City of approximately $9.89 million (RMB 66.06 million) by IST, and deposit for expansion of land use rights in Fuyong County of Shenzhen of approximately $8.26 million (RMB 55.16 million) by Huipu.

(b) Land use rights

As of September 30, 2010 and December 31, 2009, land use rights consist of:
	September 30	December 31
	2010	2009
	(Unaudited)
Land use rights	$1,953,765	$1,914,611
Less: accumulated amortization	(39,290)	(7,000)
Land use rights, net	$1,914,475	$1,907,611

Amortization expense for the three months ended September 30, 2010 and 2009 was approximately $10,000 and $0, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $32,000 and $0, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$10,715
2011	42,861
2012	42,861
2013	42,861
2014	42,861
Thereafter	1,732,316
$1,914,475

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

10. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(b) Intangible assets

As of September 30, 2010 and December 31, 2009, intangible assets consist of:

	September 30	December 31
	2010	2009
	(Unaudited)
Software and software development costs	$6,668,129	$5,637,740
Technology	7,338,144	7,191,087
Trademarks	4,235,013	4,150,143
Customer base	300,897	294,867
Sub-Total	18,542,183	17,273,837
Less: accumulated amortization	(5,135,178)	(3,717,696)

Intangible assets, net	$13,407,005	$13,556,141

Amortization expense for the three months ended September 30, 2010 and 2009 was approximately $422,000 and $440,000, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $1,349,000 and $1,306,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2010	$540,065
2011	1,761,110
2012	1,672,895
2013	1,406,762
2014	1,399,205
Thereafter	6,626,968
$13,407,005

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS

(a) Short-term bank loans

At September 30, 2010 and December 31, 2009, the Company had the following bank borrowings:

Lender	Terms	Loan Period	Interest rate per annum	September 30, 2010 (Unaudited)	December 31, 2009
Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 ($5,868,000) of IST.	June 18, 2009 to October 31, 2010	2.75% p/a over HIBOR	-	5,160,000
Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000). The loan is guaranteed by Mr. Lin, iASPEC, IST, PST.	September 1, 2009 to October 30, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	-	4,401,000
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	June 25, 2009 to June 24, 2010	5.58%	-	733,500
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 4,880,000 ($715,900) and guaranteed by Mr. Lin.	November 5, 2009 to April 1, 2010	5.59%	-	586,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 6,912,495 ($1,014,000) and guaranteed by Mr. Lin.	November 10, 2009 to April 29, 2010	5.589%	-	733,500
(CONTINUED)

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB8,000,000 ($1,173,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 9,166,603 ($1,344,700) and guaranteed by Mr. Lin.	December 29, 2009 to May 7, 2010	5.589%	-	1,173,600
Shenzhen Commercial Bank	Principal amount of RMB 14,400,000 ($2,112,480). (Note 11(b))	December 31, 2009 to December 30, 2010	7.128% -	-	2,112,480
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($449,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	October 12, 2009 to October 12, 2010	5.58%	449,100	440,100
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($598,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	December 2, 2009 to December 2, 2010	5.58%	598,800	586,800
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($449,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	May 14, 2010 to November 11, 2010	5.1%	449,100	-
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($748,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 8, 2010 to December 6, 2010	5.1%	748,500	-
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB10,000,000 ($1,497,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	February 26, 2010 to February 26, 2011	4.86%	1,497,000	-
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB16,000,000 ($2,395,200). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	March 31, 2010 to March 31, 2011	4.86%	2,395,200	-

		(CONTINUED)

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

Ping An Bank	Principal amount of RMB 32,600,000 ($4,880,220). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu's land and office buildings.	March 31, 2010 to March 30, 2011	5.31%	4,880,220	-
Ping An Bank	Principal amount of RMB 40,000,000 ($5,988,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu's land and office buildings.	June 30, 2010 to June 30, 2011	5.31%	5,988,000	-
Shenzhen Development Bank	Principal amount of RMB15,000,000 ($2,245,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	August 6, 2010 to February 3, 2011	4.86%	2,245,500	-
DBS Bank	Principal amount of RMB176,400 ($26,407). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Bocom's bank deposit.	July 26, 2010 to October 23, 2010	6.08%	26,407	-
DBS Bank	Principal amount of RMB237,168 ($35,504). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Bocom's bank deposit.	July 26, 2010 to October 23, 2010	6.08%	35,504	-
DBS Bank	Principal amount of RMB374,000 ($55,988). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Bocom's bank deposit.	September 17, 2010 to December 16, 2010	6.08%	55,988	-
DBS Bank	Principal amount of RMB374,000 ($55,988). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Bocom's bank deposit.	September 29, 2010 to December 28, 2010	6.08%	55,988	-

(CONTINUED)

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

(a) Short-term bank loans (continued)

Hang Seng Bank Limited	Principal amount of USD1,770,000. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by the Company and Huipu's bank deposit.	July 21, 2010 to October 19, 2010	5.1%	1,770,000	-
Hang Seng Bank Limited	Principal amount of RMB8,291,435 ($1,241,228). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by the Company and Huipu's bank deposit.	August 24, 2010 to November 22, 2010	5.1%	1,241,228	-
Hang Seng Bank Limited	Principal amount of USD750,000. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is secured by Huipu's LC and guaranteed by the Company.	September 13, 2010 to December 10, 2010	3.04%	750,000	-
Hang Seng Bank Limited	Principal amount of USD1,619,998. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is secured by Huipu's LC and guaranteed by the Company.	September 13, 2010 to October 29, 2010	3.02%	1,619,998	-
Hang Seng Bank Limited	Principal amount of USD368,000. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is secured by Huipu's LC and guaranteed by the Company.	September 22, 2010 to November 2, 2010	3.02%	368,000	-
Hang Seng Bank Limited	Principal amount of USD112,000. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is secured by Huipu's LC and guaranteed by the Company.	September 22, 2010 to October 29, 2010	3.02%	112,000	-
Hang Seng Bank Limited	Principal amount of USD2,104,000. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is secured by Huipu's LC and guaranteed by the Company.	September 30, 2010 to November 11, 2010	3.02%	2,104,000

				$ 27,390,533	$ 15,927,780

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

11. BANK LOANS (CONTINUED)

(b) Long-term bank loans

On October 18, 2006, Huipu obtained a RMB 55,000,000 ($8,069,000) long-term loan from Shenzhen Commercial Bank to finance the construction of its plant and buildings. The loan has a fixed interest rate at 7.128% per annum and matures on October 17, 2011. Interest on the loan is payable monthly, and principal of RMB 1,200,000 ($176,000) is payable monthly through the maturity date, with any remaining principal also payable on the maturity date.

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

On September 25, 2010, Huipu obtained an operational loan of RMB 30,000,000 ($4,491,000) from Shenzhen Development Bank. The loan has a fixed interest rate at 5.4% per annum and matures on September 24, 2012. Interest on the loan is payable monthly, and principal of RMB 1,250,000 ($187,000) is payable monthly through the maturity date.

12. INCOME TAXES

Pre-tax income for the three and nine months ended September 30, 2010 and 2009 was taxable in the following jurisdictions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC	$13,695,925	$11,773,078	$33,186,701	$26,015,967
Others	(863,644)	(426,566)	(973,621)	(1,141,223)
Total income before income taxes	$12,832,281	$11,346,512	$32,213,080	$24,874,744

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

12. INCOME TAXES (CONTINUED)

PRC

The income tax provision consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$2,424,760	$1,886,011	$5,539,873	$3,595,724
Deferred taxes	(63,167)	(88,066)	156,412	(117,583)
Provision for income taxes	$2,361,593	$1,797,945	$5,696,285	$3,478,141

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC federal statutory tax rate	$25%	$25%	$25%	$25%
Computed expected income tax expense	3,208,070	2,836,627	8,053,270	6,218,686
Tax concession	(1,540,799)	(796,576)	(3,476,118)	(2,814,150)
Change in valuation allowance	-	-	-	103,059
Permanent differences	72,488	(330,198)	275,824	(147,775)
Non-deductible tax losses	716,766	132,915	958,219	275,847
Other differences	(94,932)	(44,823)	(114,910)	(157,526)
Income taxes	$2,361,593	$1,797,945	$5,696,285	$3,478,141

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

12. INCOME TAXES (CONTINUED)

The significant components of deferred tax assets and deferred tax liabilities were as follows as at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)

Fixed assets	$245,653	$(205,614)	$202,458	$(212,101)
Intangible assets	92,858	(1,658,024)	91,865	(2,352,503)
Inventory valuation	745,282	-	953,754	-
Accounts receivable allowance	785,649	-	765,573	-
Equity investments	165,522	-	35,003	-
Loss carry-forwards	1,057,969	-	2,075,541	-
Gross deferred tax assets and liabilities	3,092,933	(1,863,638)	4,124,194	(2,564,604)

Valuation allowance	(1,007,255)	-	(1,736,137)	-

Total deferred tax assets and liabilities	$2,085,678	$(1,863,638)	$2,388,057	$(2,564,604)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)

Current deferred tax assets	$1,530,931	$1,719,327
Current deferred tax liabilities	-	-
Long-term deferred tax assets	554,747	668,730
Long-term deferred tax liabilities	(1,863,638)	(2,564,604)
Total net deferred tax liabilities	$222,040	$(176,547)

As at September 30, 2010, Geo and HPC had incurred tax losses of approximately $332,000 and $6,963,000, respectively. The accumulated losses of Geo can be carried forward through approximately 2010.

FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In accordance with proactive communication with local tax bureau, the management determined that $3,004,000 of the accumulative losses of HPC could not be utilized to deduct against future taxable profit as it had been denied by the local tax bureau. The management derecognized the corresponding deferred tax assets and wrote off the corresponding valuation allowance therefore.

The management also expects the rest of $3,959,000 of the accumulated losses of HPC may not be utilized to deduct against future taxable profit due to the fact that proper approval from the local tax bureau has not been obtained, the valuation allowance amounting to approximately $1,007,000 existed as at September 30, 2010.

CHINA INFORMATION TECHNOLOGY, INC.
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

(b) Stock-based compensation

Effective June 13, 2007, the Board of Directors of the Company adopted the China Information Security Technology, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of the Company’s common stock may be issued pursuant to Awards granted under the Plan.

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

On September 25, 2010, the Company granted eligible employees a total of 250,000 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.13 million based on quoted market price was recognized as stock-based compensation for the nine months ended September 30, 2010.

As of September 30, 2010, there was no unrecognized compensation expenses related to the non-vested options.

14. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in the Company's business portfolio and realignment of management, management conducted a review of its operating business segments during the first quarter of 2009. The review resulted in adding the Digital Hospital Information System Segment and merging the Product Sales Segment into Digital Public Security Technology Segment.

The Company's new segment reporting, which has been used for all periods presented, follows the organizational structure as reflected in its internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

14. CONSOLIDATED SEGMENT DATA (CONTINUED)

The Company reports financial and operating information in the following three segments:

(a) Geographic Information Systems Segment ("GIS"): includes the Police-Use Geographic Information Systems ("PGIS") and Civil-Use GIS sale;

(b) Digital Public Security Technology Segment (“DPST”, formerly known as “Digital Information Security Technology Segment (“DIST”) ): includes revenues from information security related projects;

(c) Digital Hospital Information System Segment ("DHIS"): includes revenues from digital information system provided to hospitals or medical institutes.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

Selected information by segment is presented in the following tables for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues(1)
GIS Segment	$20,654,401	$9,839,180	$46,969,457	$23,673,159
DPST Segment	17,963,935	15,058,561	44,019,021	37,800,499
DHIS Segment	5,187,795	3,782,940	11,639,648	7,975,126
	$43,806,131	$28,680,681	$102,628,126	$69,448,784
(1)Revenues by operating segments exclude intercompany transactions.

Income from operations:
GIS Segment	$6,798,598	$4,991,638	$17,271,595	$10,718,923
DPST Segment	5,433,746	4,429,231	11,722,227	10,417,397
DHIS Segment	2,421,902	2,222,476	5,138,849	4,002,932
Corporate and others(2)	(1,653,200)	(389,751)	(2,441,251)	(1,118,695)
Income from operations	13,001,046	11,253,594	31,691,420	24,020,557

Corporate other income (expenses), net	357,395	161,174	1,431,174	841,553
Corporate interest income	22,024	40,948	51,318	238,492
Corporate interest expense	(548,184)	(109,204)	(960,832)	(225,858)
Income before income tax	12,832,281	11,346,512	32,213,080	24,874,744

Income tax expense	(2,361,593)	(1,797,945)	(5,696,285)	(3,478,141)
Net income	10,470,688	9,548,567	26,516,795	21,396,603

Net income attributable to the non-controlling interest	139,080	177,476	(273,850)	(115,742)
Net income attributable to the Company	$10,609,768	$9,726,043	$26,242,945	$21,280,861
(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

14. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Total assets:
GIS Segment	$140,938,355	$98,140,496
DPST Segment	149,879,375	115,003,084
DHIS Segment	34,582,268	30,886,236
Corporate and others	204,759	6,799,122
	$325,604,757	$250,828,938

15. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through March 2012. Rent expense for the three months ended September 30, 2010 and 2009 was approximately $104,200 and $106,000, respectively. Rent expense for the nine months ended September 30, 2010 and 2009 was approximately $300,900 and $269,300, respectively.

Future minimum lease payments under these lease agreements are as follows:

Nine months ended September 30, 2010
Remainder of 2010	$107,921
2011	259,529
2012	21,385
$388,835

The Company entered into several purchase commitments during the period to purchase operating software and a database. The total contracted price is approximately $5.22 million (RMB 34.8 million). As of September 30, 2010, the Company paid deposits of approximately $5.05 million (RMB 33.7 million). The Company will pay the remaining contracted amount 90 days subsequent to final testing of the software.

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $22 million (RMB 150 million) to be paid in cash in installments. As of September 30, 2010, the Company paid deposits of approximately $9.89 million (RMB 66.06 million). The Company will pay the remaining contracted amount by the end of November 30, 2010.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Expressed in U.S. dollars
(Except for share and per share amounts)

16. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($3,136,000 at September 30, 2010 and $3,123,000 at December 31, 2009) is the Company's best estimate of the amount of probable credit losses in existing accounts receivable.

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

For the three months ended September 30, 2010, the Company had no customer accounted for over 10% of the third party revenue. For the three months ended September 30, 2009, the Company had two customers that represented approximately 30% and 12% of the Company's third party revenue.

As of September 30, 2010, accounts receivables were due from 282 customers. Of these, no customers accounted for over 10% of the total accounts receivable. As of September 30, 2009, accounts receivable were due from 121 customers. Of these, one customer accounted for 29% of total accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should consider the factors and risks discussed in this report and carefully review the risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 and other documents we file from time to time with the U.S. Securities and Exchange Commission.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CNIT,” “we,” “us,” or “our” and the “Company” are to the combined business of China Information Technology, Inc. and its consolidated subsidiaries, CPSH, IST, ISSI, ISS, ISIID, Bocom, Kwong Tai, Zhongtian, HPC, Huipu; and iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 52.54% majority owned subsidiary, Geo;

  “CPSH” are to China Public Security Holdings Limited, a British Virgin Islands company;

  “IST” are to Information Security Technology (China) Co., Ltd., a PRC company;

  “ISSI” are to Information Security Software Investment Limited, a Hong Kong company;

  “ISS” are to Information Security Software (China) Co., Ltd., a PRC company;

  “ISIID” are to Information Security International Investment and Development Limited, a Hong Kong company;

  “Bocom” are to Shenzhen Bocom Multimedia Display Technology Co., Ltd., a PRC company;

  “Kwong Tai” are to Kwong Tai International Technology Limited, a Hong Kong company;

  “Zhongtian,” are to Shenzhen Zhongtian Technology Development Company Ltd., a PRC company;

  “HPC” are to HPC Electronics (China) Company Limited (formerly Topwell Treasure Ltd.), a Hong Kong company;

  “Huipu” are to Huipu Electronics (Shenzhen) Co., Ltd., a PRC company;

  “iASPEC” are to iASPEC Software Co., Ltd., a PRC company;

  “Geo,” are to Wuda Geoinformatics Co., Ltd., a PRC company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC,” “China,” and “Chinese,” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States. Throughout this report, we have converted RMB to USD as follows:

September 30, 2010
Balance sheet	RMB 6.68 to US$1.00
Statement of income and comprehensive income	RMB 6.80 to US$1.00

December 31, 2009
Balance sheet	RMB 6.84 to US$1.00
Statement of income and comprehensive income	RMB 6.84 to US$1.00

September 30, 2009
Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

Overview of our Business

We are a leading provider of integrated solutions for the Geographic Information Systems, or GIS, the digital security sector, and the digital hospital information sector. We provide a broad portfolio of fully integrated solutions and services, including a First Responder Coordination Platform, Intelligent Recognition System, Residence Card Information Management System, Police-use and Civil-use GIS products, and Digital Hospital Information System, as well as high-end multimedia display systems and technology.

We are headquartered in Shenzhen, China and our common stock is listed on the Nasdaq Global Select Market. As of September 30, 2010, we had more than 1,490 employees and 15 sales offices nationwide. We were founded in 1993.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important governmental departments in China, including the Ministry of Public Security, the public security, fire fighting, traffic and police departments of several provinces, the Shenzhen General Station of Exit and Entry Frontier Inspection, and several provincial personnel, urban planning, civil administration, land resource, and mapping and surveying bureaus. Over the past several years, we have diversified our customer base beyond our local reach. In the future, we expect to continually expand our market and product offerings in the public and other sectors, through geographic expansion and enhancement of our technical capabilities.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement, or MSA, among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2009, 2008 and 2007, 48.6%, 48% and 68% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC. During the nine months ended September 30, 2010, $47.86 million, or 46.63% of our revenue, was derived in connection with the MSA.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended September 30, 2010, which resulted in growth in our revenue and net income. The following are some financial highlights for the third quarter:

  Revenue: Revenue increased $15.13 million, or 52.74%, to $43.81 million for the three months ended September 30, 2010, from $28.68 million for the same period in 2009.

  Gross Profit: Gross profit increased $5.97 million, or 39.46%, to $21.09 million for the three months ended September 30, 2010, from $15.12 million for the same period in 2009.

  Income from operations: Income from operations increased $1.75 million, or 15.53%, to $13 million for the three months ended September 30, 2010, from $11.25 million for the same period last year.

  Net income attributable to the Company: Net income attributable to the Company was $10.61 million for the three months ended September 30, 2010, an increase of $0.88 million, or 9.09%, from $9.73 million for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.21 for the three months ended September 30, 2010, as compared to $0.20 for the same period last year.

As at September 30, 2010, the total of our contract backlog was approximately $50.5 million.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three and nine months ended September 30, 2010 reflects the operating results of the Company and its subsidiaries and our variable interest entity, iASPEC and its subsidiary Geo, while the financial data for the same period in 2009 reflects the operating results of the Company and its subsidiaries and iASPEC, excluding Huipu, which was not acquired until October 2009.

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Three Months ended		Three Months ended		Period-over-period Increase
	September 30, 2010		September 30, 2009		(Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$43,806,131	100.00%	$28,680,681	100.00%	$15,125,450	52.74%
Costs of revenue	22,720,538	51.87%	13,560,684	47.28%	9,159,854	67.55%
Gross Profit	21,085,593	48.13%	15,119,997	52.72%	5,965,596	39.46%
Administrative expenses	(5,449,209)	-12.44%	(2,462,872)	-8.59%	(2,986,337)	121.25%
Research and development expenses	(937,774)	-2.14%	(687,580)	-2.40%	(250,194)	36.39%
Selling expenses	(1,697,564)	-3.88%	(715,951)	-2.50%	(981,613)	137.11%
Income from operations	13,001,046	29.68%	11,253,594	39.24%	1,747,452	15.53%
Subsidy income	6,521	0.01%	158,520	0.55%	(151,999)	-95.89%
Other income, net	350,874	0.80%	2,654	0.01%	348,220	13120.57%
Interest income	22,024	0.05%	40,948	0.14%	(18,924)	-46.21%
Interest expense	(548,184)	-1.25%	(109,204)	-0.38%	(438,980)	401.98%
Income before Income Taxes	12,832,281	29.29%	11,346,512	39.56%	1,485,769	13.09%
Income Tax Expense	(2,361,593)	-5.39%	(1,797,945)	-6.27%	(563,648)	31.35%
Net Income	10,470,688	23.90%	9,548,567	33.29%	922,121	9.66%
Less: Net Income attributable to NCI	139,080	0.32%	177,476	0.62%	(38,396)	-21.63%
Net Income Attributable to Company	$10,609,768	24.22%	$9,726,043	33.91%	$883,725	9.09%

Revenue. Our revenue is generated from our integrated software and hardware products and through the related after-sales services. For the three months ended September 30, 2010, our revenue was $43.81 million, compared to $28.68 million for the three months ended September 30, 2009, an increase of $15.13 million, or 52.74%. During the current quarter, Huipu, which was acquired in October 2009, contributed $8.23 million to total revenues. Excluding the impact of Huipu, organic revenue growth was 24.04%.

Software sales increased by 46.07% to $29.47 million for the three months ended September 30, 2010, from $20.18 million for the three months ended September 30, 2009. Software sales constituted 67.28% of our total revenue, which decreased from 70.35% during the same period in the prior year. Excluding the impact of Huipu, software sales were 82.85% of organic revenues, reflecting our continued commitment to our core competency in software.

Product sales increased by $10.20 million, or 417.11% for the three months ended September 30, 2010, as compared to $2.44 million in the same period of 2009. Product sales constituted 28.86% of total revenue during the current period as compared with 8.52% during the same period in the prior year. Such an increase is due to the contribution from Huipu.

Sales of system integration services decreased by 77.26% for the three months ended September 30, 2010, as compared to the same period of 2009. As a percentage of revenue, it declined from 20.67% during the three months ended September 30, 2009 to 3.08% during the current quarter. Excluding the impact of Huipu, system integration was 3.79% of organic revenues.

Other revenue increased by 161.16%, from $0.13 million in the three months ended September 30, 2009 to $0.34 million in the same period of 2010. Other revenue mainly derived from maintenance services in the three months ended September 30, 2009, while in the same period of 2010, in addition to maintenance services, we also generated $0.18 million royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

Regarding segment breakdown, for the three months ended September 30, 2010, approximately $20.65 million of our revenues were generated by our GIS segment, $17.96 million of our revenues were generated by our DPST segment and $5.19 million was generated by the DHIS segment. This compared with $9.84 million by our GIS segment, $15.06 million by our DPST segment and $3.78 million by our DHIS segment for the three months ended September 30, 2009. The DPST segment increased by 19.29% compared with the same period of 2009, while the year-over-year growth ratios for GIS and DHIS segments were 109.92% and 37.14% respectively.

GIS accounted for 47.15% of the total revenue while DPST and DHIS represented 41.01% and 11.84% respectively. These compared to 34.31%, 52.5% and 13.19% of the total revenue for the three months ended September 30, 2009. The shifts in segment weights ultimately reflect the growth momentum in GIS and DHIS segments outpacing that of DPST. This is the direct result of our focus in the last few years on targeting areas with the highest barriers-to-entry and developing sustainable competitive advantages in the GIS and DHIS segments, in anticipation of accelerating market growth in the coming years. As such expectation starts to materialize, we believe we have been well positioned to capture the growth opportunities.

Cost of Revenue and Gross Profit

(Unaudited; All amounts, other than percentages, in U.S. dollars)
	Three Months ended September 30, 2010					Three Months ended September 30, 2009
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$12,643,172	28.86%	$10,725,203	$1,917,969	15.17%	$2,444,969	8.52%	$1,765,042	$679,927	27.81%
Software	29,474,263	67.28%	11,314,585	18,159,678	61.61%	20,178,136	70.35%	7,365,142	12,812,994	63.50%
System
integration	1,347,984	3.08%	621,310	726,674	53.91%	5,927,117	20.67%	4,402,388	1,524,729	25.72%
Others	340,712	0.78%	59,440	281,272	82.55%	130,459	0.45%	28,112	102,347	78.45%
Subtotal	$43,806,131	100.00%	$22,720,538	$21,085,593	48.13%	$28,680,681	100.00%	$13,560,684	$15,119,997	52.72%

As indicated in the table above, our cost of revenue increased $9.16 million, or 67.55%, to $22.72 million, for the three months ended September 30, 2010, from $13.56 million for the three months ended September 30, 2009. As a percentage of revenue, our cost of revenue increased to 51.87% during the three months ended September 30, 2010, from 47.28% in the same period of 2009. As a result, gross margin was 48.13% for the three months ended September 30, 2010, a decrease of 4.59%, from 52.72% in the same period of 2009. Huipu yielded a gross margin of 9.68%. Excluding the impact of Huipu, gross margin of organic business was 57.03%.

The change in the gross margin is due to several factors. Firstly, the gross margin of our product sales line decreased to 15.17% from 27.81% of the same period in 2009. This change is partially due to the fact that the 27.81% gross margin during the third quarter in 2009 was much higher than the full-year average gross margin for products of 19.21%. Meanwhile, as part of the restructuring process, we consolidated Huipu’s inventory by expediting the sales of non-strategic products, which improved cash flow from operations but reduced profitability. Secondly, the gross margin of software business declined to 61.61% from 63.50% a year ago primarily due to the outsourcing practice which we started in the first quarter of 2010. Further, products gained as a percentage of revenue while software decreased in such percentage as a result of inventory consolidation, which further contributed to the decline in the blended gross margin. Partially offsetting the above factors is the increased gross margin of system integration business to 53.91%, primarily due to the contribution from a few relatively larger and more profitable contracts.

For the three months ended September 30, 2010, approximately $10.92 million of our cost of revenue was attributable to our GIS segment, $9.57 million was attributable to our DPST segment and $2.22 million was attributable to our DHIS segment, compared to $3.43 million to GIS segment, $8.93 million to DPST segment and $1.19 million by DHIS segment, respectively, during the same period of 2009.

Administrative Expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by about $2.99 million, or 121.25%, to $5.45 million for the three months ended September 30, 2010, from $2.46 million in the same period of 2009. Some notable changes that resulted in the increase of administrative expenses are: 1) the addition of stock based compensation expenses of $1.13 million; and 2) the addition of losses on doubtful receivables of $0.54 million; and 3) The addition of provision for long-term investment in Tianhe of $0.67 million. Also contributing to the increase was the expenses incurred in new representative offices.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.25 million, or 36.39%, to $0.94 million for the three months ended September 30, 2010, from $0.69 million in the same period of 2009. As a percentage of revenue, research and development expenses accounts for approximately 2.14% of the total revenue for the three months ended September 30, 2010, compared with 2.40% of total revenue for the same period in 2009. The research and development expenses decreased as a percentage of revenue because the research and development investments made from prior years are yielding scalable effects in revenue growth.

Selling Expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $0.98 million, or 137.11%, to $1.70 million for the three months ended September 30, 2010, from $0.72 million in the corresponding period of 2009. The selling expenses outpacing revenue growth reflects our heightened efforts in national market expansion including establishing new representative offices.

Income from Operations. Income from operations increased $1.75 million, or 15.53%, to $13 million for the three months ended September 30, 2010, from $11.25 million in the corresponding period in 2009. Income from operations as a percentage of revenue decreased to 29.68% during the three months ended September 30, 2010, compared with 39.24% in 2009.

Other income, net. Key component of other income, net of $0.35 million for the three months ended September 30, 2010, was a gain of $0.24 million, which resulted from the decrease of fair value of the liability associated with the contingent consideration for HPC acquisition during the period. As our stock price declined during the period, the contingent liability, which is based on our stock price, decreased in fair value. Such a decrease in contingent liability contributed to our other income.

Non-controlling interest. Non-controlling interest of $0.14 million for the three months ended September 30, 2010 represents the $0.26 million fee retained by iASPEC under the revised MSA, which represents 5% of the net income for the three months ended September 30, 2010, and $0.4 million of Geo’s losses attributable to the 47.46% non-controlling interest in Geo. The retained profits by iASPEC during the three months ended September 30, 2009 was $45,000, which was a fixed amount according to the original MSA, and the retained losses by Geo’s 43% shareholders was approximately $0.22 million.

Income Tax Expense. Income tax expense for the three months ended September 30, 2010 was $2.36 million, up from $1.80 million for the same period in 2009. Our subsidiaries, ISS and Huipu are all governed by the income tax laws of the PRC and are subject to the PRC’s enterprises income tax, or EIT, at a rate of 22% of assessable profits in 2010, compared to 20% for the same period in 2009, an increase of 2%. Bocom, Zhongtian and our VIE, iASPEC (inclusive of Geo), as High-Tech Enterprises, are subject to EIT at a rate of 15% of assessable profits. After offsetting accumulated losses from prior years, Geo had no assessable profit subject to EIT for the three months ended September 30, 2010. In addition, as a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. Year 2010 is the fourth year that IST is entitled to the tax holiday and will be subject to a favorable tax rate of 11%.

Net income attributable to the Company. As a result of the factors described above, net income increased $0.88 million, or 9.09%, to $10.61 million during the three months ended September 30, 2010, from $9.73 million for the same period in 2009.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		Nine Months Ended		Period-over-period
	September 30, 2010		September 30, 2009		Increase (Decrease)
				% of
	Amount	% of Revenue	Amount	Revenue	Amount	%
Revenue	$102,628,126	100.00%	$69,448,784	100.00%	$33,179,342	47.78%
Costs of revenue	53,626,774	52.25%	34,578,772	49.79%	19,048,002	55.09%
Gross Profit	49,001,352	47.75%	34,870,012	50.21%	14,131,340	40.53%
Administrative expenses	(10,840,741)	-10.56%	(6,983,595)	-10.06%	(3,857,146)	55.23%
Research and development expenses	(2,067,854)	-2.01%	(1,911,844)	-2.75%	(156,010)	8.16%
Selling expenses	(4,401,337)	-4.29%	(1,954,016)	-2.81%	(2,447,321)	125.25%
Income from operations	31,691,420	30.88%	24,020,557	34.59%	7,670,863	31.93%
Subsidy income	438,201	0.43%	674,379	0.97%	(236,178)	-35.02%
Other income, net	992,973	0.97%	167,174	0.24%	825,799	493.98%
Interest income	51,318	0.05%	238,492	0.34%	(187,174)	-78.48%
Interest expense	(960,832)	-0.94%	(225,858)	-0.33%	(734,974)	325.41%
Income before Income Taxes	32,213,080	31.39%	24,874,744	35.82%	7,338,336	29.50%
Income Tax Expense	(5,696,285)	-5.55%	(3,478,141)	-5.01%	(2,218,144)	63.77%
Net Income	26,516,795	25.84%	21,396,603	30.81%	5,120,192	23.93%
Less Net Income Attributable to NCI	(273,850)	-0.27%	(115,742)	-0.17%	(158,108)	136.60%
Net Income Attributable to Company	$26,242,945	25.57%	$21,280,861	30.64%	$4,962,084	23.32%

Revenue. Our revenue is generated from our integrated hardware and software products and through the related after-sales services. For the nine months ended September 30, 2010, our revenue was $102.63 million, compared to $69.45 million for the nine months ended September 30, 2009, an increase of $33.18 million, or 47.78%. During the current period, Huipu, which was acquired in October 2009, contributed $17.36 million to revenues. Excluding the impact of Huipu, organic revenue growth was 22.77%.

Software sales increased by 48.65% to $67.06 million for the nine months ended September 30, 2010, from $45.11 million for the nine months ended September 30, 2009. Software sales constituted 65.34% of our total revenue, roughly in line with 64.96% during the same period in the prior year, reflecting our continued commitment to our core competency in software. Excluding the impact of Huipu, software sales were 78.65% of organic revenues.

Product sales increased by $17.41 million, or 192.23%, for the nine months ended September 30, 2010, as compared to $9.06 million in the same period of 2009. Product sales constituted 25.78% of total revenue during the current period as compared with 13.04% during the same period in the prior year. Product sales excluding Huipu decreased by 1.72% from the same period in the prior year to 11.32% of organic revenues.

Sales of system integration services decreased by 47.30% for the nine months ended September 30, 2010, as compared to the same period of 2009. As a percentage of revenue, it declined from 20.81% during the nine months ended September 30, 2009 to 7.42% during the current period. Excluding the impact of Huipu, system integration was 8.93% of organic revenues.

Other revenue increased by 79.80%, from $0.83 million in the nine months ended September 30, 2009 to $1.49 million in the same period of 2010. Other revenue mainly derived from maintenance services in the nine months ended September 30, 2009, while in the same period of 2010, in addition to maintenance services, we also generated $0.55 million royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

Regarding segment breakdown, for the nine months ended September 30, 2010, approximately $46.97 million of our revenues were generated by our GIS segment, $44.02 million of our revenues were generated by our DPST segment and $11.64 million was generated by the DHIS segment. This compared with $23.67 million by our GIS segment, $37.8 million by our DPST segment and $7.98 million by our DHIS segment for the nine months ended September 30, 2009. The year-over-year growth ratios for the three segments were 98.41%, 16.45% and 45.95%, respectively.

GIS accounted for 45.77% of the total revenue while DPST and DHIS represented 42.89% and 11.34%, respectively. These compared to 34.09%, 54.43% and 11.48% of the total revenue for the nine months ended September 30, 2009. The shifts in segment weights reflected the GIS and DHIS segments outpacing DPST in their growth momentum. This is the direct result of our focus in the last few years on targeting at areas with the highest barriers-to-entry and developing sustainable competitive advantages in the GIS and DHIS segments, in anticipation of accelerating market growth in the coming years. As such anticipation starts to be realized, we believe we have been well positioned to capture the growth opportunities.

Cost of Revenue and Gross Profit

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Nine Months ended September 30, 2010					Nine Months ended September 30, 2009
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$26,462,653	25.78%	$21,779,326	$4,683,327	17.70%	$9,055,386	13.04%	$7,385,682	$1,669,704	18.44%
Software	67,059,131	65.34%	27,973,686	39,085,445	58.29%	45,111,089	64.96%	16,059,719	29,051,370	64.40%
System
integration	7,617,390	7.42%	3,667,840	3,949,550	51.85%	14,454,193	20.81%	10,943,151	3,511,042	24.29%
Others	1,488,952	1.45%	205,922	1,283,030	86.17%	828,116	1.19%	190,220	637,896	77.03%
Subtotal	$102,628,126	100.00%	$53,626,774	$49,001,352	47.75%	$69,448,784	100.00%	$34,578,772	$34,870,012	50.21%

As indicated in the table above, our cost of revenue increased $19.05 million, or 55.09%, to $53.63 million for the nine months ended September 30, 2010, from $34.58 million for the nine months ended September 30, 2009. As a percentage of revenue, our cost of revenue increased to 52.25% during the nine months ended September 30, 2010, from 49.79% in the same period of 2009. As a result, gross margin was 47.75% for the nine months ended September 30, 2010, a decrease of 2.46%, from 50.21% in the same period of 2009. Huipu yielded a gross margin of 17%. Excluding the impact of Huipu, gross margin of organic business was 54%, exceeding the gross margin a year ago.

For the nine months ended September 30, 2010, approximately $23.98 million of our cost of revenue was attributable to our GIS segment, $24.47 million was attributable to our DPST segment and $5.17 million was attributable to our DHIS segment, compared to $9.13 million to GIS segment, $22.80 million to DPST segment and $2.65 million by DHIS segment, respectively, during the same period of 2009.

Administrative Expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by about $3.86 million, or 55.23%, to $10.84 million for the nine months ended September 30, 2010, from $6.98 million in the same period of 2009. The increase of administrative expenses was in general in line with our business growth. Some notable changes that resulted in the increase of administrative expenses are: 1) the addition of administrative expenses of Huipu of about $0.77 million; 2) the increase of losses of doubtful receivables of $0.35 million period-over-period; 3) the increase of stock based compensation expenses of $0.95 million; and 4) the addition of provision for long term investment in Tianhe of $0.85 million. Also contributing to the increase was the expenses incurred in new representative offices.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. Research and development expenses increased by $0.16 million, or 8.16%, to $2.07 million for the nine months ended September 30, 2010, from $1.91 million in the same period of 2009. As a percentage of revenue, research and development expenses accounts for approximately 2.01% of the total revenue for the nine months ended September 30, 2010, compared with 2.75% of total revenue for the same period in 2009. The research and development expenses decreased as a percentage of revenue because the research and development investments made from prior years are yielding scalable effects in revenue growth.

Selling Expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $2.45 million, or 125.25%, to $4.40 million for the nine months ended September 30, 2010, from $1.95 million in the corresponding period of 2009. The selling expenses outpacing revenue growth reflects our heightened efforts in national market expansion.

Income from Operations. Income from operations increased $7.67 million, or 31.93%, to $31.69 million for the nine months ended September 30, 2010, from $24.0 million in the corresponding period in 2009. Income from operations as a percentage of revenue decreased to 30.88% during the nine months ended September 30, 2010, from 34.59% in 2009.

Other Income, net. Other income, net of $0.99 million for the nine months ended September 30, 2010, primarily due to the fair value change for contingent shares paid for HPC acquisition. Approximately $0.94 million gain resulting from the decrease of fair value of the liability associated with issuing the contingent consideration was recorded during the period. As our stock price declined during the period, the contingent liability, which is based on our stock price, decreased in fair value. Such a decrease in contingent liability served to contribute to our other income.

Non-controlling interest. Non-controlling interest of $0.27 million for the nine months ended September 30, 2010 represents the $0.68 million fee retained by iASPEC under the revised MSA, which represents 5% of the net income for the nine months ended September 30, 2010, and $0.4 million of Geo’s losses attributable to the 47.46% non-controlling interest in Geo. The retained profits by iASPEC during the nine months ended September 30, 2009 was $135,000, which was a fixed amount according to the original MSA, and the retained profits by Geo’s 43% shareholders was approximately $19,258.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2010 was $5.70 million, up from $3.48 million for the same period in 2009.

Net income attributable to the Company. As a result of the factors described above, net income increased $4.96 million, or 23.32%, to $26.24 million during the nine months ended September 30, 2010, from $21.28 million for the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $18 million. The following table summarizes the key cash flow components from our condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009.

Cash Flow
(Unaudited; all amounts in millions U.S. dollars)
	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$18,870,730	$8,326,149
Net cash used in investing activities	(48,809,999)	(8,579,474)
Net cash provided by financing activities	33,696,944	5,111,853
Effects of exchange rate change on cash and cash equivalents	765,526	40,325
Net increase in cash and cash equivalents	4,523,201	4,898,853
Cash and cash equivalents at beginning of the period	13,478,633	9,565,252
Cash and cash equivalent at end of the period	$18,001,834	$14,464,105

Operating Activities

Net cash provided by operating activities was $20.4 million for the third quarter, making the total for the nine months ended September 30, 2010 $18.9 million, an increase of $10.54 million or 126.64% from $8.33 million net cash provided by operating activities for the same period of 2009. Such increase was attributable to the improvement in accounts receivable turnover as well as increases in accounts payable and advances from customers.

Investing Activities

Net cash used in our investing activities was $48.8 million for the nine months ended September 30, 2010, as compared to $8.58 million net cash used in investing activities for the same period of 2009. $17 million of the total was used as the deposit for purchasing land use rights. Details have been provided in Footnote 10(a), Item 1, Part I of this report and Footnote 17 (Subsequent Event), Item 1, Part I of the Form 10-Q/A for the quarterly period ended June 30, 2010. Amount used to purchase machineries, equipments and software, etc. amounted to approximately $30 million.

Financing Activities

Net cash provided by our financing activities increased to $33.7 million during the nine months ended September 30, 2010, as compared to $5.11 million during the same period of 2009. The increase was mainly attributable to the net proceeds of $9.38 million raised in issuing of common stock, an increase in net bank borrowings of $17.58 million, and an increase in borrowings from shareholders’ long-term loan of $6.03 million (See discussion in the 10-Q filing for the three months ended March 31, 2010 for details). Geo also received capital injection of $1.73 million from minority shareholders.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2010:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$388,835	$107,921	$280,914	$-	$-
Purchase Obligations	11,298,745	11,298,745	-	-	-
Total	$11,687,580	$11,406,666	$280,914	$-	$-

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition - Milestone Method (Topic 605) - Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2011 and should be applied prospectively. Early adoption is permitted. Our company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or December 31, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollars, the financial records of our operating subsidiaries are maintained in their local currency, the RMB. Approximately 97.84% of our revenues and 100% of our consolidated costs and expenses, and consolidated assets for the nine months ended September 30, 2010 are denominated in RMB, which is the functional currency of our operating subsidiaries. As a result, we are exposed to foreign exchange risk as our reported revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase our comprehensive income by $9.68 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of September 30, 2010. As of September 30, 2010, our accumulated other comprehensive income was $8.93 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of September 30, 2010 and December 31, 2009 was $8.6 million and $1.9 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2010, would decrease net income before provision for income taxes by approximately $192,000, or less than 1% for the nine months ended September 30, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4.     CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak, determined that, as of September 30, 2010, and as of the date of this report, our disclosure controls and procedures were effective.

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

ITEM 1A.     RISK FACTORS.

Please see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009 and the risk factor disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2010.

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

Date: November 5, 2010

CHINA INFORMATION TECHNOLOGY, INC.

By: /s/ Jiang Huai Lin
       Jiang Huai Lin, Chief Executive Officer
       (Principal Executive Officer)

By: /s/ Jackie You Kazmerzak
       Jackie You Kazmerzak, Chief Financial Officer
       (Principal Financial Officer and
        Principal Accounting Officer)