Form 10-K
period 2010-12-31
China Information Technology, Inc.
filed 2011-03-08
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-34076

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

_________________________________________
(Former name: China Information Security Technology, Inc.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [X]
Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]     No [X]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Select Market) was approximately $164.1 million [$5.20 x 31,555,707 (51,805,787 outstanding-20,250,080 held by affiliates]. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 52, 305,787 shares of the registrant’s common stock outstanding as of March 8, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, and other risks and uncertainties.

Additional disclosures regarding factors that could cause our results and performance to differ from results or anticipated performance are discussed in Item 1A, “Risk Factors” included herein. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CNIT,” “we,” “us,” or “our” and the “Company” are to the combined business of China Information Technology, Inc. and its consolidated subsidiaries, CITH, IST, ISSI, ISS, ISIID, Bocom, Kwong Tai, Zhongtian, HPC, Huipu, HPC Intl; and iASPEC, to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 52.54% majority owned subsidiary, Geo;

  “CITH” are to China Information Technology Holdings Limited (formerly “China Public Security Holdings Limited”), a British Virgin Islands company;

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

  “Zhongtian” are to Shenzhen Zhongtian Technology Development Company Ltd., a PRC company;

  “HPC” are to HPC Electronics (China) Company Limited (formerly Topwell Treasure Ltd.), a Hong Kong company;

  “Huipu” are to Huipu Electronics (Shenzhen) Co., Ltd., a PRC company;

  “HPC Intl” are to Huipu Electronics (International) Co., Ltd, a British Virgin Islands company;

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

PART I

ITEM 1.    BUSINESS.

Overview of Our Business

We are a leading provider of integrated solutions for the Geographic Information Systems, or GIS, Digital Public Security Technology, or DPST and the Digital Hospital Information Systems, or DHIS markets, in the PRC. We provide a broad portfolio of fully integrated solutions and services, encompassing both software development and display technologies.

We were founded in 1993 and are headquartered in Shenzhen, China. As of December 31, 2010, we had 1,453 employees and 27 sales offices nationwide.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, surveying and mapping as well as healthcare management. Our typical customers include some of the most important governmental departments in China, including the Ministry of Public Security, the State Bureau of Surveying and Mapping, the State Grid Corporation, the public security, fire fighting, traffic and police departments of several provinces, the Shenzhen General Station of Exit and Entry Frontier Inspection, and several provincial personnel, urban planning, civil administration, land resource, and mapping and surveying bureaus. Over the past several years, we have diversified our customer base beyond our local reach. In the future, we expect to continually expand our market and product offerings in the public and private sectors, through geographic expansion and enhancement of our technical capabilities.

We generate revenues through the sale of our integrated hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2010, 2009 and 2008, 39.1%, 48.6% and 48% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC.

Our History and Background

We were originally organized under the laws of the State of Florida on September 19, 1979 under the name Mark Thomas Publishing Inc. and on April 29, 2003 we changed our name to Irish Mag, Inc. From our inception through October 8, 2006, we provided consulting services in the offset printing industry, targeting individual retail consumers as well as small to mid-size companies. However, as a result of the reverse merger transaction described below, our business operations changed to the provision of integrated GIS services. On January 26, 2007, we changed our name to China Public Security Technology, Inc. to more accurately reflect our new business and commercial objectives.

On April 7, 2008, we reincorporated to the State of Nevada by merging into China Information Security Technology, Inc., a subsidiary that we established in Nevada to effect the reincorporation. As a result, our name changed to China Information Security Technology, Inc. and we became a Nevada corporation.

On August 26, 2010, we changed our name to China Information Technology, Inc. to be aligned with our strategic direction, our ticker symbol and our trade mark.

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CPSH from our current Chairman and Chief Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock. As a result of these transactions, CPSH and its wholly-owned subsidiary, IST, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock, which, at January 31, 2007, constituted 80.8% of our issued and outstanding common stock.

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

Effective July 1, 2007, iASPEC and iASPEC’s shareholders, Mr. Lin and Mr. Jin Zhu Cai agreed to terminate the Turnkey Agreement and replaced it on the same day with a Management Service Agreement. Pursuant to the terms of the Management Service Agreement, iASPEC granted IST an exclusive, royalty-free, transferable, worldwide, license to use and install for a ten-year term, certain iASPEC software, along with copies of source and object code relating to such software, in any manner permitted by applicable laws, and IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. IST will also have the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC. In addition, both iASPEC and IST will require the affirmative vote of the majority of our Board of Directors, as well as at least one non-insider director, for certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business. Furthermore, under the Management Service Agreement, IST will receive 100% of the net received profit of iASPEC and will reimburse iASPEC for all net losses incurred by iASPEC. The net profit of iASPEC will be paid to IST, and the net losses of iASPEC will be reimbursed by IST, no later than the last day of the month following the end of each calendar quarter, commencing on July 1, 2007. IST is also obligated to pay iASPEC $180,000 per year, no later than the last day of the month following the end of each calendar year, commencing on July 1, 2007, and this amount may be retained by iASPEC out of any net received profit due and payable to IST as of such payment date. IST may also advance to iASPEC, at IST’s sole discretion, amounts to be credited against IST’s future obligations to iASPEC, but any such advances will be treated as prepayments and not as loans. iASPEC will have no obligation to repay any such advances except by crediting the amount of such advances against IST’s obligation to reimburse net losses, or by adding the amount thereof to net profit when and as requested by IST. If iASPEC or any of the iASPEC shareholders materially breaches the Management Service Agreement and fails to remedy the breach within 60 days after notice from IST of such breach, they will be jointly and severally obligated to pay to IST liquidated damages in an amount equal to the higher of (a) eight times the annualized revenues of IST for the last completed fiscal quarter, or (b) US$50 million.

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

As a result of the restructuring of its relationship with iASPEC, iASPEC became a variable interest entity of our Company. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity. In such cases consolidation of the variable interest entity is required by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership. While we have held an economic interest in iASPEC since October 9, 2006, the Management Service Agreement and the Option Agreement have now given us control over the business and operations of iASPEC. As a result, iASPEC’s financial data is subject to consolidation with our financial data, commencing July 1, 2007.

On July 1, 2008, our Chairman and Chief Executive Officer, Mr. Jiang Huai Lin, entered into an Equity Transfer Agreement with Mr. Jin Zhu Cai, the owner of a 24% minority interest in iASPEC, pursuant to which Mr. Lin purchased Mr. Cai’s minority interest for a total consideration of RMB60 million (approximately $8.72 million). As a result of the Equity Transfer Agreement, Mr. Lin holds 100% of the equity interests of iASPEC.

On December 13, 2009, IST, iASPEC and Mr. Lin, as the sole shareholder of iASPEC, amended and restated the Management Service Agreement, pursuant to which IST will continue to provide management and consulting services to iASPEC, subject to the following changes:

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

  Mr. Lin agreed to enter into a pledge agreement with IST to pledge all his equity interests in iASPEC as security for his and iASPEC's fulfillment of their respective obligations under the Management Service Agreement, and to register the pledge agreement with the local Administration for Industry and Commerce;

  Mr. Lin confirmed his status as the sole shareholder of iASPEC and his assumption of all the obligations of the iASPEC shareholder under the agreement, including a confirmation of his continuing obligation under a written guaranty, dated August 1, 2007, executed by the iASPEC shareholders in connection with the Management Service Agreement;

  Based on iASPEC’s needs for its development and operation, IST has the right, from time to time, at its sole discretion, to provide iASPEC with capital support either as an entrustment of funds to iASPEC, or as an advance to Mr. Lin, as iASPEC’s shareholder, for the sole purpose of making a capital contribution to iASPEC for use in the business of iASPEC; provided that, any such advance for capital contribution will be evidenced by an “advance agreement” in the form attached to the Amended and Restated Management Service Agreement; and

  IST agreed that it will not interfere in any business of iASPEC covered by iASPEC’s State Secret related Computer Information System Integration Certificate, including but not limited to, seeking access to relevant documents regarding such business; provided, however, that iASPEC agreed that it will cooperate with the requests of the Company as necessary to comply with the Company’s reporting obligations to the SEC.

Acquisitions

On November 7, 2007, we acquired 100% of the equity interests of ISSI, and its PRC operating subsidiary, ISS, for which we paid approximately $7.1 million in cash and issued 883,333 shares of our common stock.

On February 1, 2008, we acquired 100% of the equity interests of ISIID, and its PRC operating subsidiary, Bocom, for a purchase price of approximately $18,000,000. We paid approximately $9,000,000 of the purchase price in cash and the remaining $9,000,000 was paid in 1,125,000 shares of our common stock.

On April 7, 2008, iASPEC acquired Geo, pursuant to (1) a share purchase and increased capital agreement, dated as of February 16, 2008, by and among iASPEC, Wuhan Wuda Venture Capital Co., Ltd., Song Ai Hong and Geo, for the purchase of 46% of Geo for a purchase price of approximately $4,819,000, and (2) a share purchase agreement, dated as of February 16, 2008, between iASPEC and Li Wei, for the purchase of 2.4% of Geo for a purchase price of approximately $666,700. On September 3, 2010, Geo increased its registered capital from RMB 60,000,000 (approximately $8,849,680) to RMB 79,200,000 (approximately $11,681,588). The RMB 19,200,000 (approximately $2,831,900) increase was contributed by iASPEC and a group of new shareholders, comprising of the management teams of both GEO and iASPEC, including Mr. Jianghuai Lin, the Company’s chief executive officer. As a result of the capital increase, the equity interest owned by iASPEC in Geo was reduced from 57% to 52.54%, and the management teams of Geo and iASPEC now hold 11.02% of the equity interest in Geo.

On October 31, 2008, we completed the acquisition of Kwong Tai and its PRC operating subsidiary, Zhongtian, from Wide Peace International Investments Limited, or Wide Peace, for a purchase price of $16,500,000. We paid $9,900,000 (approximately RMB67,617,000) in cash and the remaining $6,600,000 was paid in 1,280,807 shares of our common stock.

Wide Peace is obligated to return 355,164 of the purchased shares to us if Zhongtian does not attain an audited minimum after tax net income, or ATNI, of $2,200,000 for fiscal year 2009, and an additional 355,164 of the shares if Zhongtian does not attain an audited minimum ATNI of $2,860,000 for fiscal year 2010. The 2009 and 2010 targets were met by Zhongtian.

On October 1, 2009, we completed the acquisition of HPC and its PRC operating subsidiary, Huipu, from Ms. Rita Kwai Fong Leung for a purchase price of $16,000,000. We paid $8,000,000 (approximately RMB54,640,000) of the purchase price in cash and the remaining $4,000,000 in 1,101,930 shares of our common stock. We are also obligated to issue and deliver to Ms. Leung an additional 1,101,930 shares of our common stock in accordance with certain make good provisions agreed to between the parties if HCP attains certain audited consolidated ATNI thresholds for fiscal years 2010 through 2012, as follows:

Year Ending December 31,	ATNI Thresholds (in USD)	Common Stock Issuable
2010	Equal to or greater than $4,000,000	413,223
	Equal to or greater than 3,600,000 but less than $4,000,000	371,900
	Equal to or greater than $3,200,000 but less than $3,600,000	330,578
	Less than $3,200,000	- 0 -
2011	Equal to or greater than $5,200,000	413,223
	Equal to or greater than $4,680,000 but less than $5,200,000	371,900
	Equal to or greater than $4,160,000 but less than $4,680,000	330,578
	Less than $4,160,000	- 0 -
2012	Equal to or greater than $6,760,000	275,484
	Equal to or greater than $6,084,000 but less than $6,760,000	247,936
	Equal to or greater than $5,408,000 but less than $6,084,000	220,387
	Less than $5,408,000	- 0 -

Corporate Structure

The following chart reflects our current corporate organizational structure:

Industry Overview

General

Over the past two decades, the PRC government has encouraged the development and use of new technologies for information and communication, or ICTs, and their application in all spheres of government, industry, education and culture.

The term “Informatization” or “xinxihua” has been coined in China to describe the overall process of ICT application in China and has in recent years become a linchpin of central and many local economic development strategies.

As a part of the Informatization process, the PRC government has launched a series of online programs to accelerate its pace of implementing and using information technology. For example, the Golden Shield Program promotes the use of information technology for public security services. The Public GIS platform aims to integrate the functions of multiple government departments by using the GIS technology. The Golden Health Program strives to improve the efficiency of public health management by using digital hospital technologies. All these initiatives are of top priority to the Chinese government and are driving the demand for our product offerings.

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

Data Capture and Integration – In order to utilize a GIS, data must be directly entered into (or captured by) a GIS in digital form, that is, in a form the computer can recognize. A GIS can also convert existing digital information, which may not yet be in map form, into forms it can recognize and use. Map data may also be created by (1) digitizing maps by hand-tracing with a computer mouse on the screen or on a digitizing tablet to collect the coordinates of features, (2) using electronic scanners to convert maps to digits, or (3) uploading coordinates from Global Positioning System, or GPS, receivers into a GIS. Once a time-consuming process, the data capture process is now made easier by the development in the GIS industry of software tools to automatically extract features from satellite images or aerial photographs and create databases in map form for use in a GIS.

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

Our Growth Strategy

Our objective is to be the leading provider of integrated solutions for GIS, public security information technology, and digital hospital systems in China, as well as related software service operations. Our intelligence solutions can help organizations make more insightful decisions and improve the efficiency of their internal processes. Our strategy for achieving this objective includes the following key elements:

  Expand geographic footprint to cover all major markets in China. We intend to leverage our strengths to expand into new geographic markets. For the fiscal year ended December 31, 2010, approximately 64% of our total revenue was generated through our operations in the Guangdong Province. We manage our nationwide operations in the seven strategic development areas in China including the South, the North, the East, the Central, the Southwest, the Northwest China, as well as the Northeast. We have established offices in Guangzhou, Beijing, Wuhan, Hunan and Xinjiang provinces, and work through representatives in Nanning, Guangxi Provinces, in Dongguan, Guangdong Province, in Chongqing Municipality, in Nanjing, Jiangsu Province, in Xi’an, Shanxi Province, in Chengdu, Sichuan Province, in Baotou, Inner Mongolia, in Lanzhou, Gansu Province, etc.. Our nationwide distribution network in China covers 32 provinces and provincial cities throughout China. We believe that expanding our presence in new geographic areas will allow us to increase our cross-selling opportunities for our product and service offerings.

  Strengthen R&D capability to enhance and expand core products and further penetrate customer base. To provide our clients with innovative solutions, we expect to offer additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

  Continue to maintain our leading position in the rapidly growing public security technology market. We plan to leverage our strong brand recognition to obtain new customers and new projects from existing customers.

  Expand into the private sector. We are witnessing market readiness to adopt our IT solutions and display technologies that used to serve highly specialized activities of public agencies. As private sector grows in technological sophistication, we plan to penetrate into this new sector of the market with both display technologies and internet solutions.

We expect to execute these key elements of our growth strategy through a combination of investments in internal initiatives. Internal initiatives will focus on expanding capacity and enhancing our technology and services capabilities.

Our Products and Services

Through the operations of our China-based subsidiaries and the subcontracting services provided for in our Management Service Agreement with iASPEC, we are a provider of integrated solutions for the GIS, digital public security as well as digital hospital information markets in China. Our products and services can be separated into four categories: (1) GIS applications and services; (2) Digital Public Security Technology, or DPST; (3) Digital Hospital Information Systems, or DHIS and (4) Other Products and Services or OTHER.

GIS Software Services and Operations

We provide system management and support services in connection with our PGIS platform. The PGIS platform is a set of GIS solutions that was developed by iASPEC and licensed exclusively to us, for use in creating, editing and adding data to our customers’ systems. The PGIS platform allows us to provide our law enforcement customers with different services, including specialized mapping services, positioning services, messaging services and services which monitor access to their GIS by users of different levels. We offer the PGIS platform with a full complement of services, including providing basic map image data from the GIS and specific data in connection with that map image (such as a bus stop), a consolidation of both basic data and specific data services for data inquiry services, and application system services, which is the application of consolidated services to a specific service requirement, such as the position of a police officer in the field.

We also provide application interface services which ensure that our PGIS platform is equipped to interact with other programs to the benefit of our customers. The data from different law enforcement command systems can be integrated with our PGIS platform to provide our law enforcement customers with more robust communication and location information. Typically, our platforms are integrated with the City Emergency Commanding System, the Police Resource Consolidated Management System, the Residence Management System, the Internet Surveillance System, the Traffic Commanding System, the Criminal Investigation System and the City Surveillance System. Our core PGIS technology has been selected for use in the Ministry of Public Security’s PGIS Project, which when complete, is expected to standardize and interconnect all PGIS systems in China. The MPS plans to standardize 100 largest cities over the next three years and then subsequently roll out these systems nationwide.

In the Civil-use GIS sector, we have obtained the highest level of qualifications (some of them are mentioned in the sections under the heading “Competition – High Barriers to Entry” and “Regulation” below) with the widest range of applications, through its affiliation with Geo. In addition, Geo’s copyrighted GIS software, “Geostar,” has been widely applied in many mission-critical projects covering national defense, surveying and mapping, land resource, city planning and electricity. Management believes that these qualifications and intellectual property have positioned the Company to benefit for the next few years from the PRC government’s recent emphasis on and promulgation of favorable policies to encourage more applications of domestic-grown GIS software.

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

Digital Public Security Technology

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

Intelligent Recognition Systems – Our Intelligent Recognition product is used by the Ministry of Public Security for effective border control management. The Recognition System stores biometric information, such as finger-prints and facial features from passengers in a database and integrates it with infrared and license plate recognition technologies to enable the automation of border control checkpoints for faster and more accurate processing of passengers, while at the same time helping to safeguard borders from stowaways, and greatly improving overall efficiency and the effectiveness of border control management. The rapid development of China in recent years has also led to growing passenger traffic across its borders, which reached 382 million people in 2010. To address the increasing requirement and faster and more accurate checkpoint processing of passenger traffic, Exit and Entry Frontier Stations throughout China are in the process of implementing their own intelligent border control systems. These systems can also be used to strengthen port control and surveillance in China’s 200+ air, sea and land ports and have many alternative private sector applications, including the management and control of stadium attendance, parking lot traffic, work attendance and toll road traffic.

Residence Card Information Management System – This system is designed to apply the latest information technology to automate the Shenzhen Residence Card System, and will integrate with police GIS systems. Through an integrated information transfer platform, the system will facilitate several social programs, including social welfare management, education management, and house rental service management. Various government and functional departments can access information regarding the immigrant population in the system to improve work efficiency and increase managing capability. In the near future, the system may be expanded to be compatible with other applications, such as medical, personal credit history, and driving records. If successful, the system may be extended to 660 cities across China. According to national statistics, there are over 210 million internal immigrants in China. In many mid-to-large cities, the population of recent immigrants from rural areas exceeds the resident population. As a key pilot project for the Ministry of China Public Security, our Residence Card information Management System will be deployed in Shenzhen first for evaluation.

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

Medical Case Statistics Software serves the growing demand for digital hospital and electronic medical record systems in China. Medical records, including health examinations, medical care, immunity or infectious diseases, will be integrated into one centralized system so that doctors within the network can review a patient’s complete medical history. Such digital hospital systems are expected to reduce medical errors and improve the efficiency of delivering healthcare services, so as to benefit patients, while helping to minimize medical claims fraud. Our Medical Case Statistics Software can also be used to provide public health authorities with an integrated command and decision system for public health and disease control.

Our Electronic Medical Case Management System is able to integrate Hospital Information System, Laboratory Information System, Picture Archiving & Communication System, Radiology Information System and Corporate Identity System, to digitize all clinic information. The System also provides access interfaces with related agencies such as Social Insurance and Bank.

Other Products and Services

In addition to providing the above-mentioned three main segments of offerings, we assess new market opportunities and develop new solutions such as our display technologies and internet solutions for the private sector. New offerings under market assessment or development outside the existing main business segments are aggregated in this category until a meaningful stand-alone segment is formed, at which point such a new segment will be separated from this category.

Product Warranty

We usually offer a one-year service warranty for our system integration services. The warranty includes support services, minimal updates and system maintenance. In our experience the cost of providing this warranty has been immaterial. We also offer warranties for our hardware sales, but the suppliers of such hardware provide the final warranty services.

Our Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of copyrights, patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property.

As of December 31, 2010, we had 98 registered and copyrighted software products. We also held 16 patents and had 10 patent applications pending. We had 9 trademarks.

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

Our main marketing and business development focus is on GIS, public security information technology and hospital information system software services. We have a good reputation and brand recognition in this market. We expect to expand in the market and obtain more market shares through our mature products and quality services.

Our Major Customers

In fiscal years 2010 and 2009, no single customer represented 10% or more of our total revenue. In fiscal 2008, no single customer other than Huipu represented more than 10% of total revenue.

The following tables provide revenue by our major customers for the years ended December 31, 2010, 2009 and 2008.

Year 2010

	Revenues	Percentage of
	(Thousands)	Total Sales
Shenzhen Municipal Public Security Bureau Information Office	$7,017	4%
Shenzhen Municipal Public Security Bureau Residence Card Program Office	6,946	4%
Shenzhen Huipuchaungxin Technology Limited	5,578	3%
Guangzhou Municipal Public Security Bureau ,Guangdong Province	4,955	3%
Changfeng Technology Industrial Group	4,288	3%
TOTAL	$28,784	17%

Year 2009

	Revenues	Percentage of
	(Thousands)	Total Sales
Haikou Boshuntong Software Development Company	$6,288	$6%
Shenzhen Longtushenzhou Information Limited	5,204	5%
Shenzhen Municipal Public Security Bureau	4,967	5%
Huipu Electronics (Shenzhen) Co.,ltd (prior to acquisition)	4,566	5%
Shenzhen Tianshengji Technology Limited	4,393	4%
TOTAL	$25,418	$25%

Year 2008

	Revenues	Percentage of
	(Thousands)	Total Sales
Huipu Electronic (Shenzhen) Limited	$10,663	$13%
Shenzhen Dingzhi Information Technology Limited	5,453	6%
Hainan Xin Kerui Software Engineering Limited	5,410	6%
Shenzhen Ai Kemu Computer Technology Limited	4,112	5%
Shenzhen Longtushenzhou Information Limited	3,796	4%
TOTAL	$29,434	$34%

Competition

The markets for GIS, digital public security and digital hospital information system sectors in China have developed in recent years but are still in an emerging stage. There are currently only a few key players engaged in each of these fields. In the PGIS area, Beijing Founder Digital Company Limited and Beijing Easymap Information Technology Co., Ltd. are two important competitors. In the GIS platform software business, we consider Environmental Systems Research Institute (“ESRI”), Super Map Software Co., Ltd. (“SuperMap”) and Zondy Cyber Group Co., Ltd. ("Zondy Cyber”) as meaningful competitors. In the digital hospital information system sector, our main competitors include Neusoft Corporation or Neusoft Group Ltd.(“Neusoft”) and DHC Software Company Limited (“DHC Software”).

We believe that we will be able to effectively compete with these companies in the future. We believe that our pioneering solutions, our ongoing customer relationships and our reputation for success in the industry have enabled us to maintain our competitive advantages.

We believe the following are our key competitive strengths.

  Broad and Growing Portfolio of Software and Services. We offer our customers a growing portfolio of software and services offerings in each of the 4 segments in which we operate. We are therefore able to provide multiple integrated solutions for our clients. Public entities use our core products to incorporate ever-growing data into their decision-making processes to drive more effective results. Through our platforms, our customers can develop customized applications, which can be extended across their agencies to support a variety of needs and generate more valuable insights. As a complement to these offerings, we offer related services, such as application development, software upgrades, follow-on phases, and systems integration, which help our customers quickly implement and customize our solutions.

  Successful Implementation of High Profile Contracts. Our management team has a proven track record of successful implementation of high profile government contracts in China. This track record has enabled us to expand our customer base, which has grown beyond its historical geographic area in the Guangdong province and now includes customers in over 32 provinces throughout China. During 2010, we completed numerous high-profile mission-critical projects related to our core DPST, GIS and DHIS businesses, including the Police-use GIS for 2010 Shanghai Expo, the security system for the 2011 Shenzhen Summer Universiade, the intelligent traffic management system for the 2010 Guangzhou Asian Games, the Police-use GIS for 12 major cities under China’s National PGIS Standardization Project, the exclusive contract with the Guangdong Department of Health for our patented Medical Case Statistics (MCS) software to be rolled out to 2,000 hospitals within the province. Our major accomplishments in 2010 also include: our proprietary Geoglobe and Geostar was selected by China’s State Grid Corporation as the sole domestic GIS software provider for the build-out of the Smart Grid project; China’s newly released state-sponsored online mapping service “Map World” are entirely run on our GIS platform software; in addition, as of Feb 2011, all of the Company’s operating entities have been awarded the National High-Tech Enterprise Status, which allows us to receive significant benefits including lower income tax rate, government subsidies, etc. We were ranked among Deloitte Technology Fast 500 Asia Pacific for the third consecutive year and named 13th among 2010 Forbes China Best SMEs. During the fourth quarter of 2010, we signed new contracts totaling $39.6 million from 25 provinces and provincial cities throughout China, bringing the total contracts amount signed in 2010 to $151.5 million, an increase of 35.8% compared to the year of 2009.

  High Barriers to Entry. We believe our qualifications, our successful contract implementation record, and the high cost of switching to other providers provide us with a “first mover” advantage in the PRC market and pose high barriers to entry for our potential competitors. iASPEC, holds the Computer System Integration Level 1 license from the PRC Ministry of Information, the Information System Security Service qualification from Guangdong Province and a State Secret-related Computer Information Integration Certificate, and Geo holds a Level A Certificate of Surveying and Mapping. As discussed above, we are gaining wider market recognition from our successful contract execution record. In addition, after investing in our systems, our existing customers have a strong incentive to purchase follow-on phases from us in order to expedite implementation and save costs.

Regulation

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business.

Permits and Certificates

Our PRC subsidiary IST is a Shenzhen City Software Enterprise and holds ISO 9001:2000 Certification, Maturity Level 2 of Capability Maturity Model Integration and National High-Tech Enterprise. However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which IST does not have.

Through our exclusive commercial arrangements with iASPEC, we benefit from the following governmental licenses and permits previously awarded and currently held by iASPEC:

Name	Grant Date and Duration
Computer System Integration Level II Qualification from PRC Ministry of Information	June 11, 2010 – June 11, 2013
State Secret related Computer Information System Integration Certificate	March 29, 2009 – March 29, 2012
Guangdong Province Computer Information System Security Service Level II Qualification	July 29, 2010 – July 29, 2014
Shenzhen City Key Software Enterprise Certification	June 13, 2010 – June 13, 2011 (subject to annual renewal)
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Level I Qualification	December 10, 2009 – December 10, 2011
Maturity Level 3 of Capability Maturity Model Integration	September 2007
ISO 9001:2000 Certification	May 30, 2008 – May 29, 2011
Honor the Contract and Keep the Promise Enterprise	June 15, 2009

Level II of Construction Certificate for Intelligent Project Design & Implementation	December 1, 2008 – December 1, 2011
National High-Tech Enterprise 2010 China Top SMEs	June 27, 2009 – June 27, 2012 November 28, 2010

In addition, our PRC operating subsidiaries hold the following certifications and qualifications:

Name	Grant Date and Duration	Company
Maturity Level 3 of Capability Maturity Model Integration	December 29, 2007	IST
ISO 9001:2000 Certification	June 5, 2008 – June 5, 2011	IST
National High-tech Enterprise	June 27, 2009 – June 27, 2012	IST
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Qualification	July 18, 2008 – July 18, 2011	ISS
Guangdong Province Computer Information System Security Service Qualification	July 29, 2010 – July 29, 2014	ISS
Maturity Level 3 of Capability Maturity Model Integration	April 2008	ISS
Computer System Integration Level III Qualification from PRC Ministry August 15, 2008 – August 15, 2011 of Information		ISS
National High-tech Enterprise	September 6, 2010 – September 6, 2013	ISS
Certificate for China Compulsory Product Certification	June 4, 2009	Bocom
National High-Tech Enterprise	December 29, 2009	Bocom
Shenzhen Software Enterprise Certification	October 30, 2010 (subject to annual renewal)	Bocom
National High-tech Enterprise	September 6, 2010 – September 6, 2013	Zhongtian
Computer System Integration Level IV Qualification from PRC MinistryNovember 17, 2008 – November 17, of Information	2011	Zhongtian
National High-tech Enterprise	Approved, certificate to be received	Huipu

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. However, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, Old FIEs that enjoyed tax rates lower than 25% under the original EIT Law can gradually increase their EIT rate by 2% per year until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to continue enjoying their preference until these holidays expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, FIEs in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiaries may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiaries are considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion.

Our Employees

As of December 31, 2010, we had approximately 1,453 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Software Development	471
Sales & Marketing	264
Admin & Human Resources	122
Finance and Accounting	56

Management	31
Production	316
Project Execution	193
TOTAL	1,453

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

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

Our revenues have grown significantly in the last few years, primarily resulting from our strategic acquisitions, including our acquisitions of ISS, Bocom and Huipu, and the acquisition of Geo by our variable interest entity, iASPEC. Specifically, our revenue has grown 157% between fiscal years 2007 and 2006 (including revenue earned by our predecessor in fiscal year 2006), 181% between fiscal years 2008 and 2007, 18% between fiscal years 2008 and 2009 and 62% between fiscal years 2009 and 2010. Additionally, our net income has grown 135% between fiscal years 2007 and 2006 (including revenue earned by our predecessor in fiscal year 2006), 78% between fiscal years 2008 and 2007, 27% between fiscal years 2008 and 2009 and 20% between fiscal years 2009 and 2010. We are not likely to sustain similar growth in revenues or net income in future periods due to a number factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base and our ability to identify and consummate strategic acquisitions. Accordingly, you should not rely on the results of any prior period as an indication of our future financial and operating performance.

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

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Research and development expenses were $3,016,693 , $2,705,669 and $2,596,430 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Under the Management Service Agreement, we license 21 copyrighted software applications from iASPEC on an exclusive basis. To protect the intellectual property underlying these applications and our other intellectual property, we rely on a combination of copyright, trademark, and trade secret laws. We also rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our intellectual property rights. Some of these technologies, other than the iASPEC copyrighted software applications, are very important to our business and are not protected by copyrights or patents. It may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Further, third parties could challenge the scope or enforceability of our copyrights. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

Historically, a significant portion of our revenues have been derived from a limited number of customers. For the years ended December 31, 2010, 2009 and 2008, 17%, 25% and 34% of our revenues, respectively, were derived from our five largest customers. The loss of any of these significant customers would adversely affect our revenues and stockholder value.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiang Huai Lin, our Chairman and Chief Executive Officer, Jackie You Kazmerzak, our Chief Financial Officer, Zhi Qiang Zhao, our Chief Operating Officer, Yi Fu Liu, our Chief Marketing Officer and Zhi Xiong Huang, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

Jiang Huai Lin, our president and Chief Executive Officer and the beneficial owner of 38.61% of our common stock also beneficially owns 100% of the equity interests in iASPEC, from whom we derived 39.1%, 48.6% and 48% of our revenue in the fiscal years ended December 31, 2010, 2009 and 2008, respectively pursuant to existing commercial arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

If iASPEC or its shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with iASPEC. During the fiscal years ended December 31, 2010, 2009 and 2008, we derived 39.1%, 48.6% and 48% of our revenues, respectively, from the provision of services to iASPEC customers. A significant portion of these revenues have not yet been collected. Amounts owed by iASPEC under the Management Service Agreement for each quarter will be due and payable no later than the last day of the month following the end of each such quarter. If iASPEC or its shareholders are unwilling or unable to perform their obligations under our commercial arrangements with it, including payment of revenues under the Management Service Agreement as they become due each quarter, we will not be able to conduct our operations in the manner currently planned. In addition, iASPEC may seek to renew these agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control iASPEC, we may not succeed in enforcing our rights under them. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

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

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

If we fail to obtain or maintain all licenses and approvals required to operate our businesses in the PRC, our business and operations may be adversely affected.

Fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which our subsidiary IST does not have. We currently perform PGIS contracts through iASPEC, which possesses the requisite licenses and approvals, pursuant to our Management Services Agreement with iASPEC, whereby iASPEC exclusively engages IST as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data). If the PRC government determines that we are operating without the requisite licenses we may become subject to administrative penalties or an order to discontinue our business operations, both of which could have a material adverse effect on our business and results of operations.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required. Failure to comply with the requirements of Circular 75, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

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

On August 9, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006, and was amended in 2009. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.

Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose”, which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may become a “penny stock” and subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

  changes in financial estimates by us or by any securities analysts who might cover our stock;

  speculation about our business in the press or the investment community;

  significant developments relating to our relationships with our customers or suppliers;

  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the our industries;

  customer demand for our products;

  investor perceptions of the our industry in general and our company in particular;

  the operating and stock performance of comparable companies;

  general economic conditions and trends;

  major catastrophic events;

  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

  changes in accounting standards, policies, guidance, interpretation or principles;

  loss of external funding sources;

  sales of our common stock, including sales by our directors, officers or significant stockholders; and

  additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no outstanding or unresolved comments from the SEC staff.

ITEM 2.    PROPERTIES.

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

Prior to June 2007, our subsidiary IST occupied space in offices pursuant to a six month rental agreement. In June 2007, we moved into our new executive offices located on the 21st Floor of the Everbright Bank Bldg., Zhuzilin, Futian District, Shenzhen, China, for which IST currently has land use rights. Our new executive offices consist of approximately 1,200 square meters, all of which are dedicated to administrative office space. We have fully paid the land use fees. Our other property primarily consists of computer equipment, servers, licensed software, some furniture and fixtures. There is no lien on any of our property and we currently do not have any intention to make large scale improvements or developments with respect to these properties.

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Wuhan in the PRC, pursuant to lease agreements that will expire on various dates through November 2011. Rent expense for the years ended December 31, 2010, 2009 and 2008, was approximately $380,000, $386,200 and $337,000, respectively.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CNIT.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$6.5	$4.72
2nd Quarter	7	4.83
3rd Quarter	5.92	4.52
4th Quarter	6.75	4.85

Year Ended December 31, 2009
1st Quarter	$3.93	$1.83
2nd Quarter	3.99	2.55
3rd Quarter	5.54	2.60
4th Quarter	7.85	5.21

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of February 28, 2011, there were approximately 9,372 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 13, 2007, our Board of Directors authorized the establishment of the China Information Security Technology, Inc. Equity Incentive Plan, or Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. At that time we reserved 8,000,000 shares of our common stock for issuance under the Plan.

On November 27, 2007, we issued 70,000 shares of common stock to our senior management and an outside consultant as bonus awards.

On March 20, 2008 our Board of Directors approved the grant of 400,000 stock awards to certain employees of the Company. These newly granted shares vested quarterly at 1/4 over a one-year period following the grant.

On February 2, 2009, we granted eligible employees a total of 60,000 shares of our common stock as compensation under the Plan.

On January 12, 2010, we granted eligible employees a total of 213,363 shares of common stock as compensation under the Plan.

On September 25, 2010, the Company granted eligible employees a total of 250,000 shares of the Company's common stoc k as compensation under the Plan.

On February 8, 2011, the Company granted eligible employees a total of 250,000 shares of the Company’s common stock as compensation under Plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2010, 2009 and 2008 and the selected balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2007 and 2006 and the selected balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For business combinations during the years ended December 31, 2008, 2009 and 2010, see Item 1, Acquisitions, in this Report.

(All amounts, except for share and per share amounts, in U.S. dollars)
	2010	2009	2008	2007	2006
Revenues	$163,845,597	$100,996,094	$85,301,184	$30,342,709	$2,175,204
Income From Operations	42,563,452	32,156,443	23,882,882	13,310,477	1,881,233
Net Income	$35,473,630	$30,137,645	$24,028,173	$13,421,452	$1,594,649
Income from Operations Per Share
Basic	$0.82	$0.66	$0.51	$0.34	$0.06
Diluted	$0.82	$0.66	$0.51	$0.33	$0.06
Total Assets	$339,401,724	$250,828,938	$148,468,182	$88,853,795	$2,209,040
Total Current Liabilities	100,222,271	75,823,003	25,463,055	4,787,196	564,391
Total Long Term Liabilities	13,603,759	7,107,101
Net Assets	$225,575,694	$167,898,834	$123,005,127	$84,066,599	$1,644,649
Weighted Average Number of Shares Outstanding
Basic	51,814,433	48,676,391	46,398,600	39,718,967	26,958,104
Diluted	52,145,011	48,676,391	46,852,827	40,152,855	26,958,104
Total Equity	$225,575,694	$167,898,834	$123,005,127	$84,066,599	$1,644,649
Capital Stock (excluding long term debt and treasury stock)	$255,115	$233,548	$209,121	$190,891	$50,000
Number of Shares Issued and Outstanding	52,061,787	49,905,141	47,462,404	45,639,396	31,550,298
Net Income Per Share
Basic	$0.66	$0.62	$0.51	$0.34	$0.06
Diluted	$0.66	$0.62	$0.51	$0.33	$0.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are a leading provider of integrated solutions for the Geographic Information Systems, or GIS, Digital Public Security Technology, or DPST and the Digital Hospital Information Systems, or DHIS markets, in the PRC. We provide a broad portfolio of fully integrated solutions and services, encompassing both software development and display technologies.

We were founded in 1993 and are headquartered in Shenzhen, China. As of December 31, 2010, we had 1,453 employees and 27 sales offices nationwide.

Our customers are mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, and surveying and mapping. Our typical customers include some of the most important governmental departments in China, including the State Bureau of Surveying and Mapping, the State Grid Corporation, the Ministry of Public Security, the public security, fire fighting, traffic and police departments of several provinces, the Shenzhen General Station of Exit and Entry Frontier Inspection, and several provincial personnel, urban planning, civil administration, land resource, and mapping and surveying bureaus. Over the past several years, we have diversified our customer base beyond our local reach. In the future, we expect to continually expand our market and product offerings in the public and private sectors, through geographic expansion and enhancement of our technical capabilities.

We generate revenues through the sale of our hardware and software products and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform PGIS services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2010, 2009 and 2008, 39.1%, 48.6% and 48% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC.

Fiscal Year 2010 Financial Performance Highlights

We continued to experience strong demand for our products and services during the fiscal year ended December 31, 2010, which resulted in revenue and net income growth. The following are some financial highlights for the year:

  Revenue: Revenue increased $62.85 million, or 62.23%, to $163.85 million for the fiscal year ended December 31, 2010, from $101 million for 2009.

  Gross profit: Gross profit increased $19.91 million, or 39.31%, to $70.56 million for the fiscal year ended December 31, 2010, from $50.65 million for 2009. Gross margin decrease by 708 basis points to 43.07% in 2010 from 50.15% in 2009.

  Income from continuing operations: Income from continuing operations increased $5.34 million, or 17.71%, to $35.47million for the fiscal year ended December 31, 2010, from $30.14 million for 2009. Operating margin (defined as income from continuing operations as a percentage of revenue) decrease by 819 basis points to 21.65% in 2010 from 29.84% in 2009.

  Net income attributable to the company: Net income was $34.40 million for the fiscal year ended December 31, 2010, as compared to $30.09 million for 2009, a 14.31% increase. As a result, net margin contracted by 880 basis points to 21 % in 2010 from 29.80% in 2009.

  Fully diluted net income per share from continuing operations: Fully diluted net income per share from continuing operations was $0.66 for the fiscal year ended December 31, 2010, as compared to $0.62 for the same period in 2009, representing a growth of 6.45%.

The total value of our backlog of contracts as of December 31, 2010 is estimated to be approximately $28.88 million.

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

For example, the Golden Shield Program promotes the use of information technology for public security services. The Digital City Program aims to ultimately integrate the functions of multiple government departments by using the GIS technology. The Golden Health Program strives to improve the efficiency of public health care by using digital hospital technologies. All these initiatives are of top priority to the Chinese government and are driving the demand for our DPST, GIS and DHIS offerings.

Taxation

CNIT is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as CNIT has no income taxable in the United States.

CPSH and HPC Intl was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

ISSI, ISIID, Kwong Tai and HPC HK were incorporated in Hong Kong and under the current laws of Hong Kong, are subject to Profits Tax of 16.5%.

Under the EIT Law, Geo, Iaspec, Bocom and Zhongtian, are approved as high-technology enterprises and are subject to EIT at a rate of 15% in 2010. ISS and Huipu are subject to EIT at a rate of 22% in 2010. IST enjoys a two-year tax exemption, followed by a 50% exemption for three years, retroactive to as of January 1, 2007. Year 2010 was the forth year that IST was entitled to the tax holiday and subject to a favorable tax rate of 11%. Since the EIT Law permits companies, such as IST, that were previously exempt from taxes or that had concessional rates to retain their preferences until the original expiration date, the EIT Law does not impact IST’s income tax qualification to enjoy a 50% tax exemption in fiscal year 2010 and will continue to qualify for a 50% tax exemption for the one year thereafter.

Business Segment Information

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

Our segment reporting follows the organizational structure as reflected in our internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

We report financial and operating information in the following four segments:

  GIS Segment, which includes the PGIS and Civil-Use GIS sales;

  DPST Segment, formerly known as the “Digital Information Security Technology Segment,” which includes revenues from information security related projects;

  DHIS Segment, which includes revenues from digital information systems provided to hospitals or medical institutes;

  Other Products and Services, which include new offerings under market assessment or development outside the existing main business segments. When a meaningful stand-alone segment is formed, such a new segment will be separated from this category.

We also provide general corporate services to our segments and these costs are reported as “Corporate and others.”

For more information regarding our operating segments, see Note 16 (Consolidated Segment Data) to our audited consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our revenue.

	2010		2009
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue
Revenue	$163,845,597	100.00%	$100,996,094	100.00%
Costs of revenue	93,282,442	56.93%	50,344,427	49.85%
Gross Profit	70,563,155	43.07%	50,651,667	50.15%
Administrative expenses	(18,623,523)	11.37%	(12,653,175)	12.53%
Research and development expenses	(3,016,693)	1.84%	(2,705,669)	2.68%
Selling expenses	(6,359,487)	3.88%	(3,136,380)	3.11%
Income from operations	42,563,452	25.98%	32,156,443	31.84%
Subsidy income	948,630	0.58%	833,429	0.83%
Other income, net(expenses)	1,237,933	0.76%	1,153,288	1.14%
Interest income	126,459	0.08%	270,666	0.27%
Interest expenses	(1,539,407)	0.94%	(388,686)	0.38%
Income from continuing operations before income taxes	43,337,067	26.45%	34,025,140	33.70%
Income tax expense	(7,863,437)	4.80%	(3,887,495)	3.85%
Income from continuing operations	35,473,630	21.65%	30,137,645	29.84%
Income from discontinued operations (net of income taxes of $0)	-	-	-	-
Net income	35,473,630	21.65%	30,137,645	29.84%
Less: Net Income Attributable to the Non-controlling Interest	(1,071,626)	-0.65%	(43,076)	-
Net Income Attributable to the Company	$34,402,004	21.00%	$30,094,569	29.80%

Revenue.

Our revenue is generated from our hardware and software products and through the related after-sales services. For the year ended December 31, 2010, our revenue was $163.85 million, compared to $101 million for the year ended December 31, 2009, an increase of $62.85 million, or 62.23%. The total revenue exceeded our plan primarily because progress on a few contracts was accelerated at client’s requests. In addition, our new offering of display technology products turned out faster than expected. Finally, we also liquidated some of HPC’s inventory that is not aligned with the new strategic direction as part of the restructuring process. During the year, Huipu, which was acquired in October 2009, contributed $42.26 million to revenues. Excluding the impact of Huipu, organic revenue growth was 26.23%.

Software sales increased by 41.66% to $90.42 million for the year ended December 31, 2010, from $63.83 million for the year ended December 31, 2009. Software sales constituted 55.19% of our total revenue, as compared to 63.20% during the prior year. Excluding the impact of Huipu, software sales were 74.37% of organic revenues, which reflects our continued commitment to our core competency in software.

Product sales increased by $36.54 million, or 217.72%, for the year ended December 31, 2010, as compared to $16.78 million in 2009 primarily due to the sales of display technology products and the liquidation of HPC’s inventory described earlier. Product sales constituted 32.55% of total revenue during the current period as compared with 16.62% during the prior year. Excluding the impact of Huipu, the percentage of organic product revenues decreased to 11.99% for the year 2010, from 12.35% for the prior year.

Sales of system integration services decreased by 14.40% for the year ended December 31, 2010, as compared to 2009. As a percentage of revenue, it declined from 18.83% during the year ended December 31, 2009 to 9.94% during 2010. Excluding the impact of Huipu, system integration was 13.39% of organic revenues.

Other revenue increased by 179.60%, from $1.37 million in the year ended December 31, 2009 to $3.82 million in 2010. Other revenue mainly derived from maintenance services in the year ended December 31, 2009, while in 2010, other income consisted of both maintenance services and royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

The following table shows our revenue by segment:

	Year Ended December 31,		Change
	2010	2009	(%)
DPST Segment	$70,642,366	$54,197,481	30.34%
GIS Segment	70,916,352	36,826,430	92.57%
DHIS Segment(1)	18,175,542	9,972,183	82.26%
Other Products and Services	4,111,337	-
Total sales	$163,845,597	$100,996,094	62.23%

GIS accounted for 43.28% of the total revenue while DPST, DHIS and Other Products and Services represented 43.12%,11.09% and 2.51%, respectively. These compared to 36.46%, 53.66%, 9.88% and nil of the total revenue for the year ended December 31, 2009. The shifts in segment weights reflected the GIS and DHIS segments outpacing DPST in their growth momentum. This is the direct result of our focus in the last few years on targeting at areas with the highest barriers-to-entry and developing sustainable competitive advantages in the GIS and DHIS segments, in anticipation of accelerating market growth in the coming years. The addition of Other Products and Services represents our new market developments, primarily in display technology products.

Cost of Revenue and Gross Profit. As indicated in the table below, our cost of revenues increased $42.94 million, or 85.29%, to $93.28 million, for the year ended December 31, 2010, from $50.34 million for the year 2009. As a percentage of revenues, our cost of revenue increased to 56.93% during the year 2010, from 49.89% in 2009. As a result, gross profit as a percentage of revenue was 43.07% for the year ended December 31, 2010, a decrease of 7.08%, from 50.15% in 2009. Huipu yielded a gross margin of 16.81%. Excluding the impact of Huipu, gross margin of organic business was 52.19%, exceeding the organic gross margin of 51.84% in 2009. Such an increase in organic gross margin is primarily due to the increased weight of software business relative to total organic business.

	Year Ended December 31, 2010					Yesr Ended December 31, 2009
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$53,328,214	32.54%	$46,052,309	$7,275,905	13.64%	$16,784,910	16.62%	$13,560,279	$3,224,631	19.21%
Software	90,419,181	55.19%	38,574,738	51,844,443	57.34%	63,827,233	63.20%	22,229,542	41,597,691	65.17%
System integration	16,278,860	9.94%	8,259,899	8,018,961	49.26%	19,017,962	18.83%	14,251,391	4,766,571	25.06%
Others	3,819,342	2.33%	395,496	3,423,846	89.64%	1,365,989	1.35%	303,215	1,062,774	77.80%
Subtotal	$163,845,597	100.00%	$93,282,442	$70,563,155	43.07%	$100,996,094	100%	$50,344,427	$50,651,667	50.15%

The decrease in the overall gross margin resulted from a number of factors. First, during the year 2010, our product sales increased in weight relative to total revenues. Such increase was accelerated due to the clearance of HPC’s non-strategic inventory as well as our faster-than expected sales of display technology products. Since the average gross margin of products is lower than the other categories of revenues, the overall gross margin declined. Meanwhile, gross margin of product categories declined by 557 basis points mostly because the clearance of HPC’s non-strategic inventory was done at cost and the sales of the new display technology products did not enjoy economies of scale due to the low volume in the beginning. In addition, we experienced decline of gross margins of software on a year-over-year basis. This is because we were engaged in larger software projects on average than 2009, and larger projects generally offer lower profit margin than smaller ones. The negative impact on gross margin from the above factors was partially mitigated by the improvement in profitability in system integration and increased weight in other revenues.

For the year ended December 31, 2010, approximately $41.70 million of our cost of revenues was attributable to our DPST segment, $39.70 million was attributable to our GIS segment, $8.02 million was attributable to our DHIS segment and $3.86 million was attributable to our Other Products and Services segement, compared to $31.67 million to DPST, $15.41 million to GIS , $3.27 million by DHIS and nil by others, respectively, during 2009.

Administrative Expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Total administrative expenses increased by $5.97 million, or 47.18%, to $18.62 million for the year ended December 31, 2010, from $12.65 million in the year 2009. As a percentage of revenue, administrative expenses decreased to 11.37% for the year 2010, from 12.53% for the year 2009. Some notable changes that resulted in the increase of administrative expenses are: 1) the increase of stock based compensation expenses of $1.67 million; 2) the increase of depreciation and amortization expenses of $1.85 million partly because the depreciation and amortization expenses of HPC impacted the full year of 2010 whereas they only affected the last three months of fiscal year 2009. Also contributing to the increase was the addition of properties, plants and equipment for future business growth and 3) the addition of provision for long term investment in Tianhe of $0.85 million. 4) the increase of bad debt provision for accounts receivable of $0.89 million. Also contributing to the increase were the expenses incurred in new representative offices.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses as well as costs associated with new software product development and enhancement. For the year ended December 31, 2010, research and development expenses increased to $3.02 million, from $2.71 million in the year 2009, a $0.31 million, or 11.5% increase. As a percentage of revenue, the research and development expenses decreased 0.84% to 1.84% for 2010, from 2.68% in 2009. Such decrease was due to the fact that research and development investments made from prior years are yielding scalable effects in revenue growth.

Selling Expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Selling expenses increased $3.22 million for the year ended December 31, 2010, or 102.77%, to $6.36 million, from $3.14 million in 2009. As a percentage of revenue, our selling expenses increased to 3.88% for 2010, from 3.11% in 2009. The selling expenses outpacing revenue growth reflects our heightened efforts in national market expansion.

Subsidy Income. For the year ended December 31, 2010 and 2009, in connection with research and development activities in a designated locale, we received approximately $948,630, $833,429, respectively as a subsidy from the local governmental agency in China.

Income Tax Expense. Income tax expense increased $3.98 million for the year ended December 31, 2010, or 102.28%, to $7.86 million, from $3.89 million in 2009. The increase was mainly due to the increase in pre-tax income and an increase in our effective income tax rate from 11.43% in 2009 to 18.14% in 2010 as a result of the tax unification program in China.

Non-controlling Interest. Non-controlling interest of $1,071,626 for the year ended December 31, 2010 represents the $893,316 fee retained by iASPEC under the Management Service Agreement and $178,310 of Geo’s profit attributable to its 47.46% non-controlling interest.

Net income attributable to the Company. As a result of the factors described above, net income attributable to the Company increased $4.31 million, or 14.31%, to $34.4 million for the year ended December 31, 2010, from $30.09 million for 2009.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2009 and 2008, both in dollars and as a percentage of our revenue.

	2009		2008
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue
Revenue	$100,996,094	100.00%	$85,301,184	100.00%
Costs of revenue	50,344,427	49.85%	46,222,320	54.19%
Gross Profit	50,651,667	50.15%	39,078,864	45.81%
Administrative expenses	(12,653,175)	12.53%	(10,158,863)	11.91%
Research and development expenses	(2,705,669)	2.68%	(2,596,430)	3.04%
Selling expenses	(3,136,380)	3.11%	(2,440,689)	2.86%
Income from operations	32,156,443	31.84%	23,882,882	28.00%
Subsidy income	833,429	0.83%	738,482	0.87%
Other income, net	1,153,288	1.14%	200,439	0.23%
Interest income	270,666	0.27%	214,850	0.25%
Interest expenses	(388,686)	0.38%	(179,130)	0.21%
Income from continuing operations before income taxes	34,025,140	33.70%	24,857,523	29.14%
Income tax expense	(3,887,495)	3.85%	(1,547,509)	1.81%
Income from continuing operations	30,137,645	29.84%	23,310,014	27.33%
Income from discontinued operations (net of income taxes of $0)	-	-	718,159	0.84%
Net income	30,137,645	29.84%	24,028,173	28.17%
Less: Net Income Attributable to the Non-controlling Interest	(43,076)		(241,197)	0.28%
Net Income Attributable to the Company	$30,094,569	29.80%	$23,786,976	27.89%

Revenue. Our revenue is generated from our hardware and software products and through the related after-sales services. For the year ended December 31, 2009, our revenue was $101 million, compared to $85.30 million for the year ended December 31, 2008, an increase of $15.70 million, or 18.40%. Our increase in revenues during 2009 was attributable to an increase in our software sales of 82.58% to $63.83 million, from $34.96 million for the year ended December 31, 2008. Software sales constituted 63.20% of our total revenue.

Sales of hardware products included $4.68 million contributed by Huipu in November and December of 2009. Sales of hardware products and system integration services decreased by 37.42% and 1.61%, respectively, for the year ended December 31, 2009, as compared to 2008.

These changes are reflective of our increased focus on high value-added offerings surrounding our core competency, which warrant higher gross margin

The following table shows our revenue by segment:

	Year Ended December 31,		Change
	2009	2008	(%)
DPST Segment	$54,197,481	$50,968,985	6.33%
GIS Segment	36,826,430	34,281,398	7.42%
DHIS Segment(1)	9,972,183	50,801	19,529.90%
Total sales	$100,996,094	$85,301,184	18.40%

(1) The DHIS segment was started in November 2008, so the full-year comparison is skewed by the difference in time periods that contributed to the consolidated results.

Cost of Revenue and Gross Profit. As indicated in the table below, our cost of revenues increased $4.12 million, or 8.92%, to $50.34 million, for the year ended December 31, 2009, from $46.22 million for the year 2008. As a percentage of revenues, our cost of revenue decreased to 49.85% during the year 2009, from 54.19% in 2008. As a result, gross profit as a percentage of revenue was 50.15% for the year ended December 31, 2009, an increase of 4.34%, from 45.81% in 2008.

	Year Ended December 31, 2009					Year Ended December 31, 2008
	Revenue	%	Cost	GP	GP%	Revenue	%	Cost	GP	GP%
Products	$16,784,910	16.62%	$13,560,279	$3,224,631	19.21%	$26,822,325	31.44%	$25,049,072	$1,773,253	6.61%
Software	63,827,233	63.20%	22,229,542	41,597,691	65.17%	34,958,401	40.98%	5,628,436	29,329,965	83.89%
System integration	19,017,962	18.83%	14,251,391	4,766,571	25.06%	19,328,312	22.66%	12,196,185	7,132,127	36.89%
Others	1,365,989	1.35%	303,215	1,062,774	77.80%	4,192,146	4.91%	3,348,627	843,519	20.13%
Subtotal	$100,996,094	100%	$50,344,427	$50,651,667	50.15%	$85,301,184	100%	$46,222,320	$39,078,864	45.81%

The increase is the result of three counter-active factors. First, during the year 2009, we sharpened our focus on high value-added offerings surrounding our core competency, which led to the weight of software contribution to revenue to 63.20% in 2009 from 41.0% in 2008. The gross margin of software is 65.17%, significantly higher than those of hardware of 19.2% and system integration of 25.1%. In the meantime, we experienced decline of gross margins of software and system integration sub-categories on a year-over-year basis. This is because we were engaged in larger projects on average than 2008, and larger projects generally offer lower profit margin than smaller ones. Finally, as we focused our product business on high-end hardware, the gross margin of our product subcategory increased significantly from 2008. In the end, the benefit of the product mix change in favor of software and the improvement in profitability of hardware business out-weighed the decline in profitability of software and system integration business. Consequently, the gross margin improved year-over-year.

For the year ended December 31, 2009, approximately $31.67 million of our cost of revenues was attributable to our DPST segment, $15.41 million was attributable to our GIS segment and $3.27 million was attributable to our DHIS segment, compared to $31.51 million to DPST, $14.68 million to GIS and $35,577 by DHIS, respectively, during the year 2008. Gross margins for all segments improved.

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

Research and Development Expenses. Research and development expenses consist primarily of R&D personnel-related expenses as well as costs associated with new software product development and enhancement. For the year ended December 31, 2009, research and development expenses increased to $2.71 million, from $2.60 million in the year 2008, a $0.11 million, or 4.21%, increase. As a percentage of revenue, the research and development expenses decreased 0.36% to 2.68% for 2009, from 3.04% in 2008. This ratio decline reflects the revenue scalability of the R&D results.

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

Subsidy Income. For the year ended December 31, 2009, in connection with research and development activities in a designated locale, we received approximately $833,429 as a subsidy from the local governmental agency in China.

Income Tax Expense. Income tax expense increased $2.34 million for the year ended December 31, 2009, or 151.21%, to $3.89 million, from $1.55 million in 2008. The increase was mainly due to the increase in pre-tax income and an increase in our effective income tax rate from 6.23% in 2008 to 11.43% in 2009. Our subsidiaries, ISS, Zhongtian and Huipu are subject to EIT at a rate of 20% of assessable profits in 2009, compared to 18% for 2008, an increase of 2%. Our VIE, iASPEC (exclusive of Geo) acquired the high technology enterprise qualification during 2009, and became subject to EIT at a rate of 15%, decrease of 3% compared with 18% in 2008. As a High-Tech Enterprise, Geo is subject to EIT at a rate of 15% of assessable profits. However, after offsetting accumulated losses from prior years, Geo had no assessable profits subject to EIT for the year ended December 31, 2009. As a software company, IST was entitled to a two-year exemption from EIT followed by a 50% tax exemption for the next 3 years. In 2008, IST enjoyed tax exemption. From 2009 through 2011, IST is subject to a favorable tax rate of 10%, 11% and 12%, respectively.

Non-controlling Interest. Non-controlling interest of $43,076 for the year ended December 31, 2009 represents the $180,000 fee retained by iASPEC under the Management Service Agreement, and $136,926 of Geo’s losses attributable to its 43% non-controlling interest.

Net income attributable to the Company. As a result of the factors described above, net income attributable to the Company increased $6.31 million, or 26.52%, to $30.09 million for the year ended December 31, 2009, from $23.79 million for 2008. During November and December of 2009, Huipu generated a net loss of $197,803. This near break-even result is in line with our expectation, as Huipu is going through significant strategic changes and restructuring upon the close of our acquisition on October 14, 2009. We believe that as Huipu completes the restructuring process, it will realize the economies of scale and optimize efficiency to realize the goals set in the earn-out provisions, which is to earn a minimum of $3.2 million in net profit for 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $18.17 million. The following table summarizes the key cash flow components from our condensed consolidated statements of cash flows for the periods indicated.

Cash Flow
(all amounts in U.S. dollars)

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$26,949,537	$11,477,783	$4,547,977
Net cash used in investing activities	(62,355,594)	(14,664,274)	(21,045,087)
Net cash provided by financing activities	38,564,344	7,113,658	5,228,098
Effects of exchange rate change on cash and cash equivalents	1,529,937	(13,786)	1,079,082
Net increase (decrease) in cash and cash equivalents	4,688,224	3,913,381	(10,189,930)
Cash and cash equivalents at beginning of the year	13,478,633	9,565,252	19,755,182
Cash and cash equivalents at end of the year	$18,166,857	$13,478,633	$9,565,252

Operating Activities

Net cash provided by operating activities was $26.95 million for the year ended December 31, 2010, an increase of $15.47 million or, 134.8%, from $11.48 million net cash provided by operating activities for 2009. This increase far outpaced revenue growth of 62.23%. Such an increase was primarily due to the improvements in working capital turnover, including the speeding up of the turn-over of accounts receivable and inventories.

For fiscal 2009, net cash provided by our operating activities increased by $6.93 million, or 152.4%, as compared to fiscal 2008. Such an increase in net cash provided by operating activities, while revenues expanded by 18.4%, reflected improved operating cash flow management in 2009. The increase was mainly due to the improvement in working capital turnover.

Investing Activities

Net cash used in our investing activities was $62.36 million for the year ended December 31, 2010, as compared to $14.66 million net cash used in investing activities for 2009. Approximately $25.31 million of the total was used as the deposit for purchasing land use rights under local government incentives. Details have been provided in Footnote 10(a), Item 1, Part I of this report and Footnote 17 (Subsequent Event), Item 1, Part I of the Form 10Q/A for the quarterly period ended June 30, 2010. Approximately $32.82 million was used to purchase machineries, equipment and software as an investment for future business expansion.

For fiscal 2009, net cash used by our investing activities decreased by $6.38 million, or 30.3%, as compared to fiscal 2008. The decrease was mainly due to a decrease in cash used for acquisitions of $8.02 million, with Huipu being the only acquisition in 2009, as compared with 3 acquisitions completed in 2008, a decrease in proceeds from investments of $3.45 million and a decrease of capital expenditure of $1.8 million.

Financing Activities

Net cash provided by our financing activities increased to $38.56 million during the year ended December 31, 2010, as compared to $7.11 million during 2009. The increase was mainly attributable to the net proceeds of $9.38 million raised in issuing of common stock, an increase in net bank borrowings of $22.44 million, and an increase in net borrowings from shareholders’ long-term loan of $5 million. Geo also received capital injection of $1.74 million from minority shareholders.

For fiscal 2009, net cash provided by our financing activities increased by $1.89 million, as compared to fiscal 2008. The increase was mainly due to an increase in net borrowings under short-term bank loans of $1.2 million, a decrease in long-term loan repayment of $734,000 and a purchase of treasury stock in 2009 of $11,500.

Loan Facilities

As of December 31, 2010, the amount, maturity date and duration of each of our loan facilities were as follows:

Lender	Terms	Loan Period	Interest Rate Per annum	2010
China Merchants Bank, WuhanDonghu Branch	Principal amount of RMB 3,000,000 ($455,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	November 24, 2010 to November 24,2011	5.36%	$455,100
China Merchants Bank, WuhanDonghu Branch	Principal amount of RMB 3,000,000 ($455,100 ). Fixed interest rate; interests is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	November 15, 2010 to November 15,2011	5.84%	455,100
China Merchants Bank, WuhanDonghu Branch	Principal amount of RMB5,000,000 ($758,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	December 03, 2010 to December 3, 2011	5.84%	758,500
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB4,000,000 ($606,800). Variable interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	October 22, 2010 to October 22, 2011	6.116% per PBOC Rate	606,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB2,500,000 ($379,250).Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB3,575,400 ($542,388) and guaranteed by iASPEC.	October11,2010 to April 10, 2011	5.35%	379,250
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB3,960,000 ($600,732). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 4,411,080 ($669,161) and guaranteed by iASPEC.	November 11, 2010 to January 11, 2011	5.36%	600,732
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB10,000,000 ($1,517,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	February 26, 2010 to February 26, 2011	4.86%	1,517,000
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB16,000,000 ($2,427,200). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	March 31, 2010 to March 31, 2011	4.86%	2,427,200

Ping An Bank	Principal amount of RMB 32,600,000 ($4,945,420). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu's land and office buildings	March 31, 2010 to March 30, 2011	5.31%	4,945,420
Ping An Bank	Principal amount of RMB 40,000,000 ($6,068,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu's land and office buildings.	June 30, 2010 to June 30,2011	5.31%	6,068,000
Shenzhen Development Bank	Principal amount of RMB15,000,000 ($2,275,500). Quarterly fixed interest rate; interest is payable monthly and principal is due at maturity.	August 6, 2010 to February 3, 2011	4.86%	2,275,500
DBS Bank	Principal amount of RMB2,112,270 ($320,432). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Bocom's bank deposit.	Within 90 days per bank contracts	5.83%	320,432
DBS Bank	Principal amount of USD1,093,960. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 18, 2010 to January 18, 2011	3.84%	1,093,960
DBS Bank	Principal amount of USD999,600. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 21, 2010 to January 25,2011	5.14%	999,600
DBS Bank	Principal amount of USD423,584. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 27, 2010 to January 25,2011	5.00%	423,584
DBS Bank	Principal amount of RMB8,000,000 ($1,213,600). Fixed interest rate; interest is payable monthly and principal are due at maturity. The loan is guaranteed by Huipu.	October 14, 2010 to January 21, 2011	6.73%	1,213,600
DBS Bank	Principal amount of RMB5,500,000 ($834,350)Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 27, 2010 to January 27, 2011	6.75%	834,350
DBS Bank	Principal amount of RMB1,153,882 ($175,044). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 29, 2010 to January 27, 2011	5.36%	175,044
Hang Seng Bank Limited	Packing loan (PAC) of Principal amount of USD5,346,342. Fixed interest rate; interest is payable monthly and principal is due at maturity (90 days Per bank contracts). The loan is guaranteed by Huipu’s LC.	Within 90 days per bank contracts	2.75% per annum over LIBOR	5,346,342
Hang Seng Bank Limited	Packing loan (PAC) negotiated under documentary credit with discrepancies (L/G) for principal amount of USD395,552. Principal is due at maturity (90 days per bank contract). The loan is collateralized and guaranteed by Huipu’s goods and export documentary credits, and guaranteed by the Company.	Within 90 days per bank contracts	Interest free	395,552

DBS Bank	Packing loan (PAC) of principal amount of USD1,760,000. Fixed interest rate; interest is payable monthly and principal is due at maturity (90 days Per bank contract). The loan is guaranteed by Huipu’s LC.	Within 90 days per bank contracts	Interest free	1,760,000
Shenzhen Development Bank	Principal amount of RMB 15,000,000, ($2,275,500 )	December 31, 2010 to December 31, 2011	5.40%	2,275,500
Total				$35,326,566

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$289,606	$268,472	$21,134	$-	$-
Purchase Obligations	5,107,788	5,107,788	-	-	-
Total	$5,397,394	$5,376,260	$21,134	$-	$-

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•

Goodwill—ASC 350-30-50, We review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is assessed for impairment using a two-step test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Valuation techniques we use to measure fair value is the income approach. It includes discounted cash flow measurements using a market discount rate. Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and long-term growth rate and forecasted revenue and expense. Our annual impairment analysis indicated a fair value for goodwill that was above its book value. Accordingly, no impairment loss was charged against earnings.

•

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

The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers' use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. We review accounts receivables for allowances whenever events or changes in circumstances indicates that the related carrying amounts may not be recoverable, losses on accounts receivables are provided when they become evident.

•

Accounts Receivable—We regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in an allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts at December 31, 2010 and 2009, totaled $6,073,000 and $3,123,000 respectively, representing management’s best estimate.

•

Inventories —We valued inventories at the lower of cost or market. Market is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. We perform an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.

•

Income Taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are recognized for all significant temporary differences at enacted rates and classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all, the deferred tax asset will not be realized. The Company classifies interest and/or penalties related to unrecognized tax benefits, if any, as a component of income tax provisions.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition - Milestone Method (Topic 605) - Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2011 and should be applied prospectively. The adoption of ASU 2010-17 did not have any effect on the Company’s financial position or results of operations.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company considered the adoption of ASU 2009-13 or ASU 2009-14 would have no material impact to consolidated results of operations and financial condition.

Seasonality

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of December 31, 2010 and 2009 was $11 million and $2 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2010, would decrease net income before provision for income taxes by approximately $235,000, or less than 1% for the fiscal year ended December 31, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollars, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase (decrease) our comprehensive income by $10.46 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2010. As of December 31, 2010, our accumulated other comprehensive income was $11.33 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of RMB against the U.S. dollars and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, RMB has not been pegged to the U.S. dollars. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, RMB may appreciate or depreciate significantly in value against the U.S. dollars in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2010. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in U.S. dollars, except for per share amounts)

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$25,305,107	$33,516,888	$43,806,131	$61,217,471
Gross profit	11,117,453	16,798,306	21,085,593	21,561,803
Income before income taxes	7,563,010	11,817,789	12,832,281	11,123,987
Net income	6,391,927	9,654,180	10,470,688	8,956,835
Basic income per share	$0.12	0.18	$0.21	$0.16
Diluted income per share	$0.12	0.18	$0.21	$0.16

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$14,980,184	$25,787,919	$28,680,681	$31,547,310
Gross profit	7,483,264	12,266,751	15,119,997	15,781,655
Income before income taxes	4,565,212	8,963,025	11,346,512	9,150,391
Net income	3,976,816	7,871,225	9,548,567	8,741,037
Basic income per share	$0.08	$0.16	$0.20	$0.18
Diluted income per share	$0.08	$0.16	$0.20	$0.18

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010. Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak, determined that, as of December 31, 2010, and as of the date of this report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, we determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, BDO Limited, has issued an audit report on our internal control over financial reporting. Their audit report is set forth under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date
3.2	Bylaws of the Company, adopted on February 13, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 7, 2008)
4.1	China Information Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 13, 2007)
10.1

Form of Securities Purchase Agreement, dated January 7, 2010, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 7, 2010)

Exhibit No.	Description
10.2

Placement Agency Agreement, between the Company and Rodman & Renshaw, LLC, dated January 7, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on January 7, 2010)

10.3	Form of Securities Purchase Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 25, 2007)
10.4

Securities Purchase Agreement, dated January 16, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 17, 2007)

10.5

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.6

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among iASPEC Software Co., Ltd., its shareholders signatories thereto, including Jiang Huai Lin, Information Security Technology (China) Co., Ltd., China Public Security Holdings Limited and the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.7

Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Information Security Technology (China) Co., Ltd. and iASPEC Software Co., Ltd. and its shareholders party thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.8

Management Service Agreement, dated as of August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.9

Amended and Restated Management Services Agreement, dated as of December 13, 2009, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd. and Jiang Huai Lin (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on December 17, 2009)

10.10	Guaranty, dated August 1, 2007, by Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 6, 2007)
10.11

Purchase Option Agreement, dated August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.12

Notice of Termination, dated August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.13

Letter Agreement, dated as of September 12, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A filed by the Company on September 14, 2007)

10.14

Share Purchase Agreement, dated as of November 7, 2007, by and among China Public Security Holdings Limited, Cheer Crown International Investment Limited, the Company, and Dongwei Gao (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 9, 2007)

10.15

Share Purchase Agreement, dated as of December 9, 2007, by and among China Public Security Holdings Limited, Bocom Venture Inc., and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 13, 2007)

10.16

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2008)

10.17	Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC

Exhibit No.	Description
Software Co., Ltd. and Li Wei (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2008)
10.18

Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 3, 2008)

10.19

Equity Transfer Agreement, dated August 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 3, 2008)

10.20

Purchase Contract between Dell (China) Company Limited and Information Security Software (China) Company Ltd., dated January 1, 2008 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.21

General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.22

Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.23

Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.24	English Translation of Form of Employment Agreement (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed by the Company on April 16, 2007)
10.25	English Translation of Form of Non-Disclosure Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed by the Company on April 16, 2007)
10.26	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed by the Company on August 16, 2007)
10.27	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 16, 2007)
10.28

Employment Agreement, dated January 25, 2007, between the Company and Jiang Huai Lin (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.29*	Employment Agreement, dated August 11, 2009, between the Company and Jackie You Kazmerzak
10.30

Employment Agreement, dated August 12, 2008, between the Company and Zhi Xiong Huang (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.31

Employment Agreement, dated August 12, 2008, between the Company and Zhiqiang Zhao (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

14	Amended and Restated Code of Ethics, adopted on December 25, 2007 (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by the Company on March 31, 2008)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed by the Company on March 5, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 8, 2011

CHINA INFORMATION TECHNOLOGY, INC.

By:	/s/ Jiang Huai Lin
Jiang Huai Lin
Chief Executive Officer

By:	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jiang Huai Lin	Chairman and Chief Executive Officer	March 8, 2011
Jiang Huai Lin	(Principal Executive Officer)

/s/ Jackie You Kazmerzak	Chief Financial Officer	March 8, 2011
Jackie You Kazmerzak	(Principal Financial and Accounting Officer)

/s/ Zhiqiang Zhao	Director and Chief Operating Officer	March 8, 2011
Zhiqiang Zhao

/s/ Yun Sen Huang	Director	March 8, 2011
Yun Sen Huang

/s/ Qiang Lin	Director	March 8, 2011
Qiang Lin

/s/ Remington Hu	Director	March 8, 2011
Remington Hu

CHINA INFORMATION TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

CHINA INFORMATION TECHNOLOGY, INC.

We have audited the accompanying consolidated balance sheet of China Information Technology, Inc. and its subsidiaries and variable interest entity (the “Company”) as of December 31, 2010 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year ended December 31, 2010. We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Report of the Company’s Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorisations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorised acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and the results of its operation and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

BDO Limited

Hong Kong, March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Information Security Technology, Inc.

We have audited the accompanying consolidated balance sheet of China Information Security Technology, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Information Security Technology, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to business combinations and non-controlling interests were adopted.

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 5, 2010

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
Expressed in U.S. dollars (Except for share amounts)

	NOTES	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$18,166,857	$13,478,633
Restricted cash		8,344,147	5,859,910
Accounts receivable:
Billed, net of allowance for doubtful accounts of $ 6,073,000 and $3,123,000 , respectively		31,172,599	23,907,035
Unbilled		67,622,656	47,851,638
Bills receivable		201,003	-
Advances to suppliers		9,246,437	6,924,035
Amounts due from related parties	6	330,876	129,937
Inventories, net of provision of $578,000 and $184,000 ,respectively	7	19,931,866	10,936,004
Other receivables and prepaid expenses		2,463,562	15,405,089
Deferred tax assets	13	1,565,006	1,719,327
TOTAL CURRENT ASSETS		159,045,009	126,211,608

Deposit for software purchase		3,034,000	1,426,452
Deposit for purchase of land use rights	10(a)	26,566,377	-
Long-term investments	8	3,296,252	2,862,016
Property, plant and equipment, net	9	79,348,883	53,586,514
Land use rights, net	10(b)	1,929,194	1,907,611
Intangible assets, net	10(c)	13,725,274	13,556,141
Goodwill	5	51,918,275	50,609,866
Deferred tax assets	13	538,460	668,730
TOTAL ASSETS		$339,401,724	$250,828,938

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$35,326,566	$15,927,780
Accounts payable		17,249,334	20,159,317
Bills payable	12	20,536,475	12,658,029
Advances from customers		7,480,686	3,950,744
Amounts due to related parties	6	1,293,866	583,736
Accrued payroll and benefits		4,304,988	3,142,240
Other payables and accrued expenses		6,953,561	14,252,918
Contingent consideration, current portion	5	3,267,087	1,857,994
Income tax payable	13	3,809,708	3,290,245
TOTAL CURRENT LIABILITIES		100,222,271	75,823,003

Long-term bank loans	11	5,863,205	1,907,100
Amounts due to related parties, long-term portion	6	5,014,949	-
Contingent consideration, net of current portion	5	901,171	2,635,397
Deferred tax liabilities	13	1,824,434	2,564,604
TOTAL LIABILITIES		113,826,030	82,930,104

COMMITMENTS AND CONTINGENCIES		-	-

EQUITY
Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2010: 52,061,787, 2009: 49,905,141 shares	15	255,115	233,548
Treasury stock, 6,000 shares, at cost	15	(11,468)	(11,468)
Additional paid-in capital		92,294,350	78,495,062
Reserve	14	12,968,985	8,345,371
Retained earnings		90,240,665	60,462,275
Accumulated other comprehensive income		11,325,040	5,016,575
Total equity of the Company		207,072,687	152,541,363
Non-controlling interest		18,503,007	15,357,471
Total equity		225,575,694	167,898,834

TOTAL LIABILITIES AND EQUITY		$339,401,724	$250,828,938

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in U.S. dollars (Except for share amounts)

	NOTES	2010	2009	2008

Revenue - Products		$53,328,214	$16,784,910	$26,822,325
Revenue - Software		90,419,181	63,827,233	34,958,401
Revenue - System integration		16,278,860	19,017,962	19,328,312
Revenue - Others		3,819,342	1,365,989	4,192,146
TOTAL REVENUE		163,845,597	100,996,094	85,301,184

Cost - Products sold		46,052,309	13,560,279	25,049,072
Cost - Software sold		38,574,738	22,229,542	5,628,436
Cost - System integration		8,259,899	14,251,391	12,196,185
Cost - Others		395,496	303,215	3,348,627
TOTAL COST		93,282,442	50,344,427	46,222,320

GROSS PROFIT		70,563,155	50,651,667	39,078,864

Administrative expenses		18,623,523	12,653,175	10,158,863
Research and development expenses		3,016,693	2,705,669	2,596,430
Selling expenses		6,359,487	3,136,380	2,440,689
INCOME FROM OPERATIONS		42,563,452	32,156,443	23,882,882

Subsidy income		948,630	833,429	738,482
Other income, net		1,237,933	1,153,288	200,439
Interest income		126,459	270,666	214,850
Interest expense		(1,539,407)	(388,686)	(179,130)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		43,337,067	34,025,140	24,857,523

Income tax expense	13	(7,863,437)	(3,887,495)	(1,547,509)

INCOME FROM CONTINUING OPERATIONS		35,473,630	30,137,645	23,310,014

INCOME FROM DISCONTINUED OPERATIONS NET OF AMOUNT ATTRIBUTABLE TO NON-CONTROLLING INTEREST (NET OF INCOME TAXES OF $0)		-	-	718,159

NET INCOME		35,473,630	30,137,645	24,028,173

Less: Net income attributable to the non-controlling interest	3	(1,071,626)	(43,076)	(241,197)

NET INCOME ATTRIBUTABLE TO THE COMPANY		$34,402,004	$30,094,569	$23,786,976

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	4	51,814,433	48,676,391	46,398,600
Diluted	4	52,145,011	48,676,391	46,852,827

EARNINGS PER SHARE
Basic - From continuing operations	$0.66	$0.62	$0.50
Basic - From discontinued operations	-	-	0.01
	$0.66	$0.62	$0.51

Diluted - From continuing operations	$0.66	$0.62	$0.49
Diluted - From discontinued operations	-	-	0.02
	$0.66	$0.62	$0.51

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in U.S. dollars

	2010	2009	2008

Net income	$35,473,630	$30,137,645	$24,028,173

Foreign currency translation gain	6,668,353	375,380	4,580,443

Comprehensive income	42,141,983	30,513,025	28,608,616

Less: comprehensive income attributable to the non-controlling interest	(1,431,514)	(46,574)	(1,644,747)

Comprehensive income attributable to the Company	$40,710,469	$30,466,451	$26,963,869

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in U.S. dollars (Except for share amounts)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non-
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total

BALANCE AS AT January 1, 2008	45,639,396	$190,891	-	$-	$57,421,150	$1,755,552	$13,170,549	$1,467,800	$10,060,657	$84,066,599

Common stock issued upon the cashless exercise of warrants (Note 15)	298,008	2,980	-	-	(2,980)	-	-	-	-	-

Common stock issued and to be issued for business acquisitions (Note 15)	1,125,000	11,250	-	-	5,108,428	-	-	-	-	5,119,678
Stock-based compensation (Note 15)	400,000	4,000	-	-	1,600,741	-	-	-	-	1,604,741
Non-controlling interests arising from acquisition	-	-	-	-	-	-	-	-	3,605,493	3,605,493
Net income for the year	-	-	-	-	-	-	23,786,976	-	241,197	24,028,173
Foreign currency translation gain	-	-	-	-	-	-	-	3,176,893	1,403,550	4,580,443
Transfer to reserve (Note 14)	-	-	-	-	-	3,209,045	(3,209,045)	-	-	-

BALANCE AS AT DECEMBER 31, 2008	47,462,404	209,121	-	-	64,127,339	4,964,597	33,748,480	4,644,693	15,310,897	123,005,127

Purchase of treasury stock (Note 15)	-	-	(6,000)	(11,468)	-	-	-	-	-	(11,468)
Common stock issued upon achieving earn-out target (Note 5)	-	-	-	-	5,745,728	-	-	-	-	5,745,728
Common stock issued for business acquisitions (Note 5)	2,382,737	23,827	-	-	8,438,995	-	-	-	-	8,462,822
Stock-based compensation (Note 15)	60,000	600	-	-	183,000	-	-	-	-	183,600
Net income for the year	-	-	-	-	-	-	30,094,569	-	43,076	30,137,645
Foreign currency translation gain	-	-	-	-	-	-	-	371,882	3,498	375,380
Transfer to reserve (Note 14)	-	-	-	-	-	3,380,774	(3,380,774)	-	-	-

BALANCE AS AT DECEMBER 31, 2009	49,905,141	233,548	(6,000)	(11,468)	78,495,062	8,345,371	60,462,275	5,016,575	15,357,471	167,898,834
Issuance of common stock in private placements	1,652,033	16,520	-	-	9,113,232	-	-	-	-	9,129,752
Common stock issued upon the exercise of warrants (Note 15)	41,250	413	-	-	253,275	-	-	-	-	253,688
Stock-based compensation (Note 15)	463,363	4,634	-	-	2,394,876	-	-	-	-	2,399,510

Common stock released upon achieving earn-out target (Note 5)	-	-	-	-	1,850,405	-	-	-	-	1,850,405
Net income for the year	-	-	-	-	-	-	34,402,004	-	1,071,626	35,473,630

Foreign currency translation gain	-	-	-	-	-	-	-	6,308,465	359,888	6,668,353

Capital injection to Geo	-	-	-	-	-	-	-	-	1,714,022	1,714,023

Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	187,500	-	-	-	-	187,500
Transfer to reserve	-	-	-	-	-	4,623,614	(4,623,614)	-	-	-

BALANCE AS AT DECEMBER 31, 2010	52,061,787	$255,115	(6,000)	$(11,468)	$92,294,350	$12,968,985	$90,240,665	$11,325,040	$18,503,007	$225,575,694

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in U.S. dollars

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$35,473,630	$30,137,645	$24,028,173
Adjustments to reconcile net income to net cash provided by operating activities:
Operating cash flows from discontinued operations	-	-	(718,153)
Provision for losses on accounts receivable	3,652,136	2,765,837	472,750
Depreciation	7,715,013	4,069,363	2,991,266
Amortization of intangible assets and land use rights	1,794,555	1,786,201	1,354,567
Stock-based compensation	3,130,000	1,453,110	1,604,741
Loss on disposal of property and equipment, net	339,601	62,803	2,533
Loss on write-off of land use rights	232,938	-	-
Provision for obsolete inventories	378,619	183,714	-
Change in fair value of contingent consideration	(325,132)	(1,108,759)	-
Change in deferred income tax	110,200	(1,268,670)	-
Impairment of long-term investment	855,176	233,211	-
Imputed interests in relation to shareholder's loan	187,500	-	-
Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in restricted cash	(743,913)	(5,856,949)	-
Increase in accounts receivable	(27,889,936)	(24,850,334)	(30,169,244)
(Increase) decrease in advances to suppliers	(2,044,930)	3,001,469	-
Decrease (increase) in other receivables and prepaid expenses	11,758,974	(13,366,450)	(553,400)
Increase in inventories	(8,943,882)	(1,219,083)	(472,829)
Increase in accounts payable	3,761,608	11,068,019	4,633,198
Increase (decrease) in advances from customers	3,324,359	1,416,715	(801,288)
Increase in amounts due to related parties	457,735	132,774	372,391
(Decrease) increase in other payables and accrued	(6,673,381)	1,149,194	896,447
expenses and other liabilities
Increase in income tax payable	398,667	1,687,973	906,825
Net cash provided by operating activities	26,949,537	11,477,783	4,547,977

INVESTING ACTIVITIES
Increase in restricted cash in relation to bank borrowings	(1,483,976)	-	-
Cash acquired in Bocom acquisition	-	-	713,876
Cash acquired in Geo acquisition	-	-	2,443,677
Cash acquired in Zhongtian acquisition	-	-	233,243
Cash acquired in HPC acquisition	-	2,508,394	-
Consideration paid for acquisition of Geo	-	-	(7,049,073)
Consideration paid for acquisition of Zhongtian	-	-	(9,852,455)
Consideration paid for acquisition of HPC	-	(8,000,000)	-
Purchase of land use rights	(232,938)	-	-
Proceeds from sale of short-term investments	-	5,864,400	-

Purchase of short-term investments	-	-	(5,655,605)
Proceeds from sale of marketable securities	-	-	14,966,752
Refund of investment in former Joint Venture	-	4,398,300	-
Investing cash flows from discontinued operations	-	-	(8,576,575)
Proceeds from sale of property and equipment	142,049	78,238	1,146,671
Deposit for purchase of land use rights	(25,310,974)	-	-
Investment in Tianditu	(1,183,520)	-	-
Purchases of property and equipment	(29,860,881)	(16,872,380)	(8,928,057)
Capitalized and purchased software development costs	(1,466,554)	(1,215,649)	(487,541)
Deposit for software purchase	(2,958,800)	(1,425,577)	-
Net cash used in investing activities	(62,355,594)	(14,664,274)	(21,045,087)

FINANCING ACTIVITIES
Borrowings under short-term loans	52,361,076	19,952,949	6,314,410
Borrowings from shareholder’s loan	6,035,580	-	-
Borrowings under long-term loans	8,491,756	-	-
Repayment of short-term loans	(35,938,146)	(12,475,839)	-
Repayment of shareholder’s loan	(1,035,580)	-	-
Repayment of long-term loans	(2,477,995)	(351,984)	(1,086,312)
Repurchase of common stock	-	(11,468)	-
Capital injection to Geo by minority shareholders	1,744,213	-	-
Issued common stock	9,383,440	-	-
Net cash provided by financing activities	38,564,344	7,113,658	5,228,098

Effect of exchange rate changes on cash and cash equivalents	1,529,937	(13,786)	1,079,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,688,224	3,913,381	(10,189,930)
CASH AND CASH EQUIVALENTS, BEGINNING	13,478,633	9,565,252	19,755,182
CASH AND CASH EQUIVALENTS, ENDING	$18,166,857	$13,478,633	$9,565,252

Supplemental disclosure of cash flow information:
Cash paid during the year
Income taxes	$7,360,151	$3,464,474	$650,648
Interest paid	$1,331,258	$379,101	$158,650

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment transfers from inventory	$210,727	$-	$78,784

The accompanying notes are an integral part of these consolidated financial statements

On February 1, 2008, 1,125,000 shares of common stock were issued and a further 1,280,807 were reserved for issuance for the equity portion of the purchase price of approximately $5,120,000 of Bocom and Zhongtian.

On November 11, 2009, 1,101,930 shares of common stock were issued for the equity portion of the purchase price of approximately $8,462,800 of Huipu.

In 2009, upon achievement of earn out targets by ISS, Bocom and Zhongtian, approximately 905,164 previously issued shares became no longer returnable and resulted in additional equity purchase consideration and goodwill of approximately $5,575,810.

In 2010, upon achievement of earn out target by Zhongtian, 355,164 previously issued shares became no longer returnable and resulted in additional equity purchase consideration and goodwill of $1,850,405. Huipu achieved earn out target in 2010 and 330,578 shares will be issued for equity portion of purchase price of Huipu.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Technology, Inc. (the "Company" or “CNIT”), and its subsidiaries, is a provider of integrated solutions for Geographic Information Systems (GIS), digital public security technology (DPST), and digital hospital information systems (DHIS), as well as display technologies. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), Shenzhen Zhongtian Development Company Ltd (“Zhongtian”) and Huipu Electronics (Shenzhen) Co., Ltd (“Huipu”), and through the Company’s variable interest entity ("VIE"), iASPEC Software Company Limited ("iASPEC"), and its subsidiary, Wuda Geoinformatics Co., Ltd ("Geo").

On April 2, 2007, China Public Security Technology, Inc. ("CPST") entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNIT, a Nevada corporation and wholly-owned subsidiary of CPST. Pursuant to the Merger Agreement, CPST agreed to merge with and into CNIT, with CNIT being the surviving entity (the "Reincorporation Merger"). The Reincorporation Merger became effective on April 7, 2008. The Reincorporation Merger was effected by an exchange of shares of CPST into shares of CNIT on a one-for-one basis. As a result of the Reincorporation Merger, CPST became domiciled in Nevada and its name was changed to China Information Technology, Inc. All assets, liabilities, contracts and obligations of CPST became the assets, liabilities, contracts and obligations of CNIT. References to the Company are to CNIT as successor to CPST and its subsidiaries.

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

As a result of the MSA and the Option Agreement, on July 1, 2007 iASPEC became a Variable Interest Entity (VIE) of the Company. Accordingly, this transaction has been accounted for on a basis similar to reorganization between entities under common control, and iASPEC’s results are consolidated in the Company’s financial statements. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

Amended and Restated MSA

On December 13, 2009, IST, iASPEC and Mr. Lin, as the sole iASPEC shareholder, amended and restated the MSA (the "Amended and Restated MSA"), pursuant to which IST will continue to provide management and consulting services to iASPEC, subject to the following changes:

•

iASPEC agreed that IST will be entitled to receive ninety five percent (95%) of the Net Received Profit, as defined, of iASPEC during the term of the Agreement. iASPEC is obligated to calculate and pay the Net Received Profit due to IST no later than the last day of the first month following the end of each fiscal quarter;

•

Mr. Lin agreed to enter into a pledge agreement with IST to pledge all of his equity interests in iASPEC as security for his and iASPEC's fulfillment of their respective obligations under the MSA, and to register the pledge agreement with the local AIC (Administration for Industry and Commerce);

•

Mr. Lin confirmed his status as the sole iASPEC shareholder and his assumption of all of the obligations of the iASPEC shareholder under the agreement, including a confirmation of his continuing obligation under the written guaranty, dated August 1, 2007, executed by the then iASPEC shareholders in connection with the MSA;

•	Based on iASPEC’s needs for its development and operation, IST has the right, from time to time, at its sole discretion, to provide iASPEC with capital support

•

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

Effective December 31, 2008, the contractual joint venture agreements were terminated and the cash flows of these two JV’s has been eliminated from IST’s ongoing operations and IST has no continuing involvement in the VIEs. Accordingly, the assets and liabilities and revenues and expenses of the joint ventures are no longer included in the Company’s consolidated financial statements and $718,000, representing IST’s agreed-upon share of the VIEs’ net income from inception through termination, has been recorded as income from discontinued operations. The Company received a refund of its $4.1 million investment in LTS in the second quarter of 2009. During the third quarter of 2009, the Company and Huipu agreed to offset the receivable for the refund of IST’s investment in the joint venture of approximately $4.4 million, with advances made by Huipu to iASPEC. In October 2009, the Company acquired Huipu in a purchase transaction (Note 5).

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

The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions. At December 31, 2010 and 2009, approximately $18.17 million and $13.48 million, respectively was held in bank accounts in the PRC.

(e) Restricted Cash

Restricted cash as of December 31, 2010 consists of security deposits in bank accounts in the PRC that serve as collateral for the Company's revolving working capital facility.

(f) Accounts Receivable, Bills Receivable and Concentration of Risk

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

Accounts receivable include $67.62 million and $47.85 million of unbilled accounts receivable at December 31, 2010 and 2009, respectively. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the completion of work orders, which is estimated to be within one year.

The Company’s top five customers accounted for 16% of accounts receivable as of December 31, 2010, of which no single customer accounted for greater than 10% or more of accounts receivable. The Company’s top five customers accounted for 31% of accounts receivable as of December 31, 2009, of which no single customer accounted for greater than 10% or more of accounts receivable.

For the year ended December 31, 2010, no single customer accounted for 10% or more of total revenue. For the year ended December 31, 2009, no single customer accounted for 10% or more of total revenue. For the year ended December 31, 2008, one customers accounted for 13% of the revenue and no other customer contributed greater than 10% of revenue. The allowance for doubtful accounts at December 31, 2010 and 2009, totaled $6,073,000 and $3,123,000 respectively, representing management’s best estimate.

(g) Advances to Suppliers

Advances to suppliers represents cash deposits for the purchase of inventory items from suppliers.

(h) Advances from Customers

Advances from customers represents cash received from customers as advance payments for the purchase of the Company’s products.

(i) Fair Value of Financial Instruments and Fair Value Accounting

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

(g) Inventories

Inventories are valued at the lower of cost or market. Market is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.

For the years ended December 31, 2010 and 2009, approximately 40%, 33%, respectively of total inventory purchases were from five unrelated suppliers. One supplier accounted for 10.6% of total inventory purchase in 2010 and no other suppliers accounted for greater than 10% of total inventory purchases. Two suppliers accounted for 11.5% and 10.3% of total inventory purchase in 2009 and no other suppliers accounted for greater than 10% of total inventory purchases.

(k) Long-term Investments

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

(l) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Amortization and depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of property, plant and equipment are as follows:

Office buildings	20-50 years
Plant and machinery	3-20 years
Electronics equipment, furniture and fixtures	3-5 years
Motor vehicles	5 years
Purchased software	3-10 years

Maintenance and repairs costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

(m) Land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land under operating lease arrangement and are stated at cost less accumulated amortization and any recognized impairment loss. The cost of the land use right is amortized on a straight-line basis over the beneficial period, 46 years.

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

(p) Long-Lived Assets

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

(q) Revenue Recognition

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

(r) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the "cost method" and presents the cost to repurchase such shares as a reduction in shareholders' equity. During the years ended December 31, 2010 and 2009, the Company has repurchased 0 and 6,000 shares of common stock.

(s) Retirement Plan

Retirement benefits in the form of contributions under a defined contribution retirement plan to the relevant authorities are charged to earnings as incurred. Retirement benefit expenses for the years ended December 31, 2010, 2009 and 2008 were $820,939, $537,915 and $428,800, respectively.

(t) Stock-based compensation

The Company adopts ASC No. 718, “Compensation — Stock Compensation” (formerly the SFAS No. 123 (revised 2004) “Share-based Payment”), which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $3,130,000, $1,453,110, $1,604,741, respectively of compensation expenses under the Plan. As of December 31, 2010 there was no unrecognized compensation expense.

(u) Foreign Currency Translation

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

The exchange rates adopted are as follows:

	December 31,	December 31,
	2010	2009
Year end exchange rate	6.5920	6.81663
Average yearly exchange rate	6.7595	6.82082

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

(v) Accounting for Computer Software to be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with FASB ACS 985-20-Cost of Software to be Sold, Leased, or Marketed. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development expenses. Costs that are incurred to produce the finished products after technological feasibility is established are capitalized and amortized over the estimated economic life from 2 to 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. During the years ended December 31, 2010, 2009 and 2008, $1,466,554, $1,079,148 and $483,849, respectively was capitalized. At December 31, 2010, 2009 and 2008, unamortized capitalized software costs were $1,866,424, $1,240,439, and $845,828, respectively.

(w) Subsidy Income

Subsidy income mainly represents the income we receive from the local governmental agency in China for development and designated activities. We have no continuing obligation under the subsidy provision.

(x) Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are recognized for all significant temporary differences at enacted rates and classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all, the deferred tax asset will not be realized. The Company classifies interest and/or penalties related to unrecognized tax benefits, if any, as a component of income tax provisions.

The Company adopted the provisions of ASC No. 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides accounting guidance on de-recognition, classification, interest and penalties, disclosure and transition.

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

The Company reports financial and operating information in the following four segments:

(1)	Digital Public Security Technology Segment (“DPST”, formerly known as “Digital Information Security Technology Segment (“DIST”) ): includes revenues from information security related projects;

(2)	Geographic Information Systems Segment ("GIS"): includes the Police-Use Geographic Information Systems ("PGIS") and Civil-Use GIS sales;

(3)	Digital Hospital Information System Segment ("DHIS"): includes revenues from digital information system provided to hospitals or medical institutes.

(4)

Others Products and Services (“OTHER”): include new offerings under market assessment or development outside the existing main business segments. When a meaningful stand-alone segment is formed, such a new segment will be separated from this category.

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

All of the Company’s revenues are earned in the PRC and substantially all of the Company’s assets are located in the PRC.

(z) Sales, use and other value added tax

Revenue is recorded net of applicable sales, use and value added tax.

(aa) Business combinations and non-controlling interests

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

Accordingly, after adoption, non-controlling interests (approximately $18.5 million and $15.4 million at December 31, 2010 and December 31, 2009, respectively) are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings attributable to non-controlling interest (approximately ($1,072,000, $43,000 and $241,000 for 2010, 2009 and 2008, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interests are reported in equity similar to treasury stock transactions.

(ab) Recently Issued Accounting Guidance

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition - Milestone Method (Topic 605) - Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2011 and should be applied prospectively. The adoption of ASU 2010-17 did not have any effect on the Company’s financial position or results of operations.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company considered the adoption of ASU 2009-13 or ASU 2009-14 would have no material impact to consolidated results of operations and financial condition.

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

For the years ended December 31, 2010, 2009 and 2008, $1,071,626 ($893,316 from iASPEC and $178,310 from Geo), $43,076 ($180,000 from iASPEC and loss $136,924 from Geo) and $241,197 ($180,000 from iASPEC and $61,197 from Geo), respectively have been attributed to non-controlling interest in the consolidated statements of income of the Company.

At December 31, 2010, the consolidation of iASPEC and Geo, resulted in an increase in assets (consisting primarily of cash at bank, accounts and other receivables, inventories and property, plant and equipment) of approximately $72.3 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $28.4 million, and an increase in non-controlling interest of approximately $18.5 million. The creditors of these entities do not have recourse to the general credit of the Group. The Group will provide all of the needed financing for the VIEs. For the years ended December 31, 2010, 2009 and 2008, the consolidation resulted in an increase in net income attributable to the Company of approximately $17.0 million, $9.3 million and $10.6 million, respectively.

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

Components of basic and diluted earnings per share were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Income from continuing operations (net of income taxes and non- controlling interest)	$34,402,004	$30,094,569	$23,068,817
Income from discontinued operations (net of income taxes and non- controlling interest)	$-	$-	$718,159

Weighted average outstanding shares of common stock	51,814,433	48,676,391	46,398,600
Effect of dilutive securities
Warrants	-	-	131,905
Contingently issuable shares	330,578	-	322,322

Earnings per share:
Basic - From continuing operations	$0.66	$0.62	$$0.50
Basic - From discontinued operations	$-	-	$0.01

Diluted - From continuing operations	$0.66	$0.62	$0.49
Diluted - From discontinued operations	$-	$-	$0.02

Warrants for the purchase of 400,000 shares were not included in 2010, 2009 or 2008 as their effect would have been anti-dilutive.

5. BUSINESS ACQUISITIONS

Goodwill by segment as at December 31, 2010 and 2009 are as follows:

	December 31,		Post-acquisition	Other	December 31,
	2009	Addition	adjustment	adjustment	2010
DPST	$19,361,635	$-	$-	$2,331	$19,363,966
GIS	13,414,819	-	-	2,077	13,416,896
DHIS	17,833,412	1,850,405	(552,376)	5,972	19,137,413
	$50,609,866	$1,850,405	$(552,376)	$10,380	$51,918,275

(a) Zhongtian

On October 31, 2008, the Company acquired 100% of the equity interest of Kwong Tai International Technology Limited (“Kwong Tai”), a Hong Kong company and its wholly-owned Chinese subsidiary, Shenzhen Zhongtian Technology Development Company Ltd. (“Zhongtian”). Approximately $9,900,000 (approximately RMB67,617,000) of the purchase price was paid in cash and the balance of the purchase price was paid through the issuance of 1,280,807 shares of the Company’s common stock in February 2009.

Under the terms of the purchase agreement, 355,164 shares of the Company’s common stock were to be returned if Zhongtian does not meet certain net income targets in 2009, and an additional 355,164 shares of the Company’s common stock are to be returned if Zhongtian does not meet certain income targets in 2010.

Zhongtian met net income targets in 2010 and 2009, resulting in an increase to goodwill of $1,850,405 and $2,187,810 during the fourth quarter of 2010 and 2009, respectively. The following table represents the purchase price allocation of Kwong Tai and Zhongtian (collectively “Zhongtian”) including the additional goodwill.

Cash and cash equivalents	$233,243
Accounts receivable	225,660
Advances to suppliers	-
Inventory	-
Other current assets	63,499
Property and equipment	174,566
Goodwill	14,027,833
Intangible assets	2,262,113
Current liabilities	(156,566)

Total purchase price	$16,830,348

The operating results of Zhongtian have been included in the consolidated financial statements from November 1, 2008, the acquisition date. Intangible assets include software with an estimated useful life of 10 years. Goodwill, which has been allocated to the Company’s DHIS segment, is not expected to be deductible for tax purposes.

(b) Huipu

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

FASB ASC 805 – Business Combinations, applying to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, requires the consideration transferred shall be measured at the acquisition date fair value.

The total acquisition date fair value of the consideration transferred was estimated at $22.06 million, which included the initial payments totaling approximately $8 million in cash, 1,101,930 shares of the Company’s common stock valued at $7.68 per share, representing the closing market price of the Company’s shares at acquisition date, and the estimated fair value of acquisition-related contingent consideration to be paid to Huipu’s shareholders totaling approximately $5.6 million.

The fair value estimate of the contingent consideration is based on weighted probability (level 3 input) of achievement of After Tax Net Income targets (ATNI) in 2010, 2011 and 2012, which could result in the issuance of up to 1,101,930 additional shares of the Company’s common stock. Actual achievement of ATNI below $3.2 million would reduce the liability to zero and achievement of ATNI of $6.8 million or more would increase the liability to $6.8 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. Due to the change in estimate of the fair value of acquisition-related contingent consideration, a gain of $0.33 million and $1.1 million was recorded under other income, net in 2010 and 2009, respectively. The following table represents the fair value movement changes in the year 2010:

Contingent consideration:
Fair value as at December 31, 2009:	$4,493,391
Less: fair value changes during the year 2010:	(325,133)
Fair value as at December 31, 2010:	$4,168,258
Current portion (included issuable shares with fair value of $1,722,311):	$3,267,087
Non-current portion:	$901,171

The following table summarizes the consideration paid for Huipu and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date. Huipu achieved the earn out target in 2010, and 330,578 shares will be issued for the equity portion of the purchase price of Huipu.

Consideration
Cash	$8,000,000
Equity instruments (1,101,930 shares of the Company’s common stock)	8,462,822
Contingent consideration arrangement	5,602,149
Fair value of total consideration transferred	$22,064,971

Acquisition-related cost (including in selling, general, and administrative expenses in the Company's income statement for the year ended December 31, 2009)	$70,000

Recognized amounts of identifiable assets acquired
Financial assets	$6,179,400
Inventory	1,915,439
Deferred tax assets, net of allowance	1,314,720
Property, plant, and equipment	17,988,486
Land use rights, net	1,907,611
Identifiable intangible assets	945,880
Financial liabilities	(26,296,245)
Liability arising from a contingency	(145,093)
Deferred tax liability	(222,464)
Total identifiable net assets	3,587,734

Goodwill	18,477,237
Total Purchase Price	$22,064,971

None of the goodwill recognized is expected to be deductible for income tax purposes. The operating results of Topwell and Huipu have been included in the consolidated financial statements from the acquisition date. Intangible assets include trade marks and patents with an estimated useful life of 3 years. The goodwill of $18,477,237 arising from the acquisition consists largely of the synergies from combining the operations of the Company and Topwell. The goodwill was assigned to the Company's DPST and GIS segments.

6. RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2010 and 2009, amounts due from (to) related parties consist of:

	December 31,	December 31,
	2010	2009
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$137,289	$-
- Shenzhen Kewen Information Technology Co., Ltd.	193,587	129,937
	$330,876	$129,937

Due to related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$-	$7,335

- Shenzhen Information Security Investment and Development Co., Ltd.	697,820	-
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	596,046	576,401
	$1,293,866	$583,736

Due to related party, long-term portion
- Shareholder	$5,014,949	$-

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

Due to related companies, current portion

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

Due to related party, long-term portion

The balance due to shareholder represents the personal loans from Mr. Jianghuai Lin, the CEO of the Company, to the Company as of December 31, 2010.

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

On March 25, 2010, Mr. Lin surrendered the Original Note to the Company and have asked the Company to void and rescind the Original Note, and issue a replacement note (“the New Note”), in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010. The new additional loan of $1,000,000 has been repaid by the Company on 7 April 2010.

The New Note has omitted the conversion feature that was contained in the Original Note and it is non-interest bearing. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or any part of the amounts outstanding under this Note at any time before the maturity date without the express written consent of Mr. Lin. In accounting for the New Note, the Company accrues an interest expense at an interest rate of 5% per annum, which is the market interest rate for USD denominated 2-year loans in China. The imputed interests for the year ended December 31, 2010 is $187,500 and is recognized as capital contribution by the shareholder.

(b) Revenue - related party

Amounts earned from Yili and Kewen during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009	2008
Revenue	$630,975	$470,422	$65,297
Cost of sales	(247,892)	(107,221)	(19,084)
Gross profit	$383,083	$363,201	$46,213

(c) Rental expenses- related party

Rental expenses to Mr. Lin during the years ended December 31, 2010, 2009 and 2008 were $110,795, 0, and 0 respectively.

(d) Guarantees of bank loans

Mr. Lin has provided personal guarantees for certain of the Company’s loans as follows:

		December 31,	December 31
Borrower	Lender	2010	2009
ISIID	Hang Seng Bank Limited	-	5,160,000
IASPEC	Hang Seng Bank Limited	-	4,401,000
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	586,800
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	733,500
IASPEC	Industrial and Commercial Bank of China, Shenzhen	-	1,173,600
		$-	$12,054,900

7. INVENTORIES

As of December 31, 2010 and 2009, inventories consist of:

	2010	2009
Raw materials	$5,274,081	$3,385,758
Work in Processes	227,455	344,875
Finished goods	4,700,253	2,034,345
Installations in process	9,730,077	5,171,026
Total	$19,931,866	$10,936,004

8. LONG-TERM INVESTMENTS

As of December 31, 2010 and 2009, long-term investments consist of:

	2010	2009

Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$2,006,802	$2,788,666
Tianditu Co., Ltd (Tianditu)	1,213,600	-
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	75,850	73,350
	$3,296,252	$2,862,016

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

Geo holds a 8% ownership interest in Tianditu which was set up in 2010 to provide online map service.

Long-term investments also include Geo’s investments in Yili. During the years ended December 31, 2010 and 2009, the Company received dividends of RMB 749,700 (approximately $111,000) and RMB 750,000 (approximately $110,000), respectively, in connection with its investment in Yili.

As at December 31, 2009, management determined that there was an other-than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $233,000. As at December 31, 2010, the management reassessed the possible impairment to the investment to Tianhe and determined that there was an other-than temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $855,000.

9. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010 and 2009, property, plant and equipment consists of:

	2010	2009
Office building	$7,559,941	$6,536,605
Plant and machinery	27,900,717	17,844,918
Electronic equipment, furniture and fixtures	12,045,103	11,405,355
Motor vehicles	1,102,159	1,098,729
Purchased software	48,814,198	27,036,904
Total	97,422,118	63,922,511

Less: accumulated depreciation	(18,073,235)	(10,335,997)
Net Book Value	$79,348,883	$53,586,514

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was approximately $7,715,000, $4,069,000, and $2,991,000, respectively.

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of December 31, 2010, deposits for purchase of land use rights represent deposit for purchase of land use rights in Dongguan City of approximately $18.20 million (RMB 119.96 million) by IST, and deposit for expansion of land use rights in Fuyong County of Shenzhen of approximately $8.38 million (RMB 55.16 million) by Huipu.

(b) Land use rights

As of December 31, 2010 and 2009, land use rights consist of:

	2010	2009
Land use rights	$1,979,867	$1,914,611
Less: accumulated amortization	(50,673)	(7,000)
Land use rights, net	$1,929,194	$1,907,611

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was approximately $42,000, $7,000 and $0, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2011	$42,357
2012	42,357
2013	42,357
2014	42,357
2015	42,357
Thereafter	1,717,409
Total	$1,929,194

(c) Intangible assets

As of December 31, 2010 and 2009, intangible assets consist of:

		2010			2009
	Cost	Amortization	Net Value	Cost	Amortization	Net Value
Software and software development costs	$7,333,720	(2,227,226)	$5,106,494	$5,637,740	(1,608,388)	$4,029,352
Technology	7,436,182	(2,291,836)	5,144,346	7,191,087	(1,497,188)	5,693,899
Trademarks	4,291,593	(817,159)	3,474,434	4,150,143	(354,111)	3,796,032
Customer base	304,917	(304,917)	-	294,867	(258,009)	36,858
Total	$19,366,412	(5,641,138)	$13,725,274	$17,273,837	(3,717,696)	$13,556,141

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was approximately $1,752,000, $1,780,000, and $1,355,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2011	$1,842,288
2012	1,752,895
2013	1,483,207
2014	1,475,549
2015	1,472,996
Thereafter	5,698,339
Total	$13,725,274

11. BANK LOANS

(a) Short-term bank loans

At December 31, 2010, the Company has the following bank borrowings due in one year:

Lender	Terms	Loan Period	Interest Rate Per annum	2010
China Merchants Bank, WuhanDonghu Branch	Principal amount of RMB 3,000,000 ($455,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	November 24, 2010 to November 24,2011	5.36%	$455,100
China Merchants Bank, WuhanDonghu Branch	Principal amount of RMB 3,000,000 ($455,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	November 15, 2010 to November 15,2011	5.84%	455,100
China Merchants Bank, WuhanDonghu Branch	Principal amount of RMB5,000,000 ($758,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings	December 03, 2010 to December 3, 2011	5.84%	758,500
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB4,000,000 ($606,800). Variable interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	October 22, 2010 to October 22, 2011	6.116% per PBOC Rate	606,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB2,500,000 ($379,250).Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB3,575,400 ($542,388) and guaranteed by iASPEC.	October11,2010 to April 10, 2011	5.35%	379,250
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB3,960,000 ($600,732). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by accounts receivable of RMB 4,411,080 ($669,161) and guaranteed by iASPEC.	November 11, 2010 to January 11, 2011	5.36%	600,732
Bank of China, Shenzhen Longgang Branch	Principal amount of RMB10,000,000 ($1,517,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	February 26, 2010 to February 26, 2011	4.86%	1,517,000

Bank of China, Shenzhen Longgang Branch	Principal amount of RMB16,000,000 ($2,427,200). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by IST.	March 31, 2010 to March 31, 2011	4.86%	2,427,200
Ping An Bank	Principal amount of RMB 32,600,000 ($4,945,420). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu's land and office buildings	March 31, 2010 to March 30, 2011	5.31%	4,945,420
Ping An Bank	Principal amount of RMB 40,000,000 ($6,068,000). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Huipu's land and office buildings.	June 30, 2010 to June 30,2011	5.31%	6,068,000
Shenzhen Development Bank	Principal amount of RMB15,000,000 ($2,275,500). Quarterly fixed interest rate; interest is payable monthly and principal is due at maturity.	August 6, 2010 to February 3, 2011	4.86%	2,275,500
DBS Bank	Principal amount of RMB2,112,270 ($320,432). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Bocom's bank deposit.	Within 90 days per bank contracts	5.83%	320,432
DBS Bank	Principal amount of USD1,093,960. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 18, 2010 to January 18, 2011	3.84%	1,093,960
DBS Bank	Principal amount of USD999,600. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 21, 2010 to January 25,2011	5.14%	999,600
DBS Bank	Principal amount of USD423,584. Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 27, 2010 to January 25,2011	5.00%	423,584
DBS Bank	Principal amount of RMB8,000,000 ($1,213,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 14, 2010 to January 21, 2011	6.73%	1,213,600
DBS Bank	Principal amount of RMB5,500,000 ($834,350)Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 27, 2010 to January 27, 2011	6.75%	834,350
DBS Bank	Principal amount of RMB1,153,882 ($175,044). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Huipu.	October 29, 2010 to January 27, 2011	5.36%	175,044
Hang Seng Bank Limited	Packing loan (PAC) of principal amount of USD5,346,342. Fixed interest rate; interest is payable monthly and principal is due at maturity (90 days per bank contracts). The loan is guaranteed by Huipu’s LC.	Within 90 days per bank contracts	2.75% per annum over LIBOR	5,346,342

Hang Seng Bank Limited	Packing loan (PAC) negotiated under documentary credit with discrepancies (L/G) for principal amount of USD395,552. Principal is due at maturity (90 days per bank contract). The loan is collateralized and guaranteed by Huipu’s goods and export documentary credits, and guaranteed by the Company.	Within 90 days per bank contracts	Interest free	395,552
DBS Bank	Packing loan (PAC) of Principal amount of USD1,760,000. Fixed interest rate; interest is payable monthly and principal is due at maturity (90 days per bank contract). The loan is guaranteed by Huipu’s LC.	Within 90 days per bank contracts	Interest free	1,760,000
Shenzhen Development Bank	Principal amount of RMB 15,000,000, ($2,275,500 )	December 31, 2010 to December 31, 2011	5.40%	2,275,500

Total				$35,326,566

At December 31, 2009, the Company has the following bank borrowings due in one year:

Lender	Terms	Loan Period	Interest rate per annum	2009
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	June 25, 2009 to June 24, 2010	5.58%	$733,500
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB3,000,000 ($440,100). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	October 12, 2009 to October 12, 2010	5.58%	440,100
China Merchants Bank, Wuhan Donghu Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by Geo's land and office buildings.	December 2, 2009 to December 2, 2010	5.58%	586,800
Hang Seng Bank Limited	Principal amount of HKD 40,000,000 ($5,160,000 ).Weighted average interest rate; interest is payable monthly and principal is due at maturity. The loan is guaranteed by Mr. Lin, iASPEC, Bocom, CPSH and the Company and through June 25, 2009 was collateralized by a three-month fixed deposit of RMB40,000,000 ($5,868,000) of IST.	June 18, 2009 to October 31, 2010	2.75% over HIBOR	5,160,000

Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB4,000,000 ($586,800). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 4,880,000 ($715,900) accounts receivable and guaranteed by Mr. Lin.	November 5, 2009 to April 1, 2010	5.589%	586,800
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB5,000,000 ($733,500). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 6,912,495 ($1,014,000) accounts receivable and guaranteed by Mr. Lin.	November 10, 2009 to April 29, 2010	5.589%	733,500
Industrial and Commercial Bank of China, Shenzhen Branch	Principal amount of RMB8,000,000 ($1,173,600). Fixed interest rate; interest is payable monthly and principal is due at maturity. The loan is collateralized by RMB 9,166,603 ($1,344,700) accounts receivable and guaranteed by Mr. Lin.	December 29, 2009 to May 7, 2010	5.589%	1,173,600
Hang Seng Bank Limited	Principal amount of RMB 30,000,000 ($4,401,000 ). The loan is guaranteed by Mr. Lin, iASPEC, IST, PST.	September 1, 2009 to October 30, 2010	120% of PBOC’s interest rate for Renminbi loan during the period	4,401,000
Shenzhen Commercial Bank	Principal amount of RMB 14,400,000 ($2,112,480 ). Principal of RMB1,200,000($176,000) is payable monthly through the maturity date. Interest is payable monthly. The loan is guaranteed by Huipu.	December 31, 2009 to December 30, 2010	7.128%	2,112,480
				$15,927,780

(b) Long-term bank loans

The total outstanding balance of long-term bank loan as of December 31, 2010 is RMB 38,650,000 ($5,863,205).

On January 1, 2010, Huipu obtained a RMB 27,400,000 ($4,156,580) long-term loan from PingAn Bank. The loan has a fixed interest rate of 7.128% per annum and matures on October 17, 2011. Interest on the loan is payable monthly, and principal is due at maturity.

On September 25, 2010, Huipu obtained an operational loan of RMB 30,000,000 ($4,491,000) from Shenzhen Development Bank. At December 31, 2010, the total outstanding balance of this long-term bank loan is RMB 26,250,000 ($3,982,125).The loan has a fixed interest rate of 5.4% per annum and matures on September 24, 2012. Interest on the loan is payable monthly, and principal of RMB 1,250,000 ($187,000) is payable monthly through the maturity date.

12. BILLS PAYABLE

The Company has total available bills payable facilities of $19.19 million and $16.5 million with various banks, of which $2 million and $3.8 million were unutilized as of December 31, 2010 and 2009 respectively. The funds borrowed under these facilities are generally repayable within 6 months. The bills payable are non-interest bearing and do not have any restrictions or covenants attached.

13. INCOME TAXES

Pre-tax income for the years ended December 31, 2010, 2009 and 2008 was taxable in the following jurisdictions:

	2010	2009	2008
PRC	$48,017,784	$34,764,245	$28,954,455
Others	(4,680,717)	(739,105)	(4,096,932)
Total income before income taxes	$43,337,067	$34,025,140	$24,857,523

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	2010	2009	2008

Current taxes	$7,758,819	$5,156,165	$1,547,509
Deferred taxes	104,618	(1,268,670)	-
Provision for income taxes	$7,863,437	$3,887,495	$1,547,509

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	2010	2009	2008

PRC federal statutory tax rate	25%	25%	25%

Computed expected income tax expense	$10,834,267	$8,506,285	$6,214,381
Tax concession	(4,685,218)	(4,434,779)	(6,243,500)
Permanent differences	660,272	691,797	239,293
Non-deductible tax loss	1,249,916	145,647	1,024,233
Other differences	(195,800)	(1,021,455)	313,102

Income taxes	$7,863,437	$3,887,495	$1,547,509

The significant components of deferred tax assets and deferred tax liabilities were as follows as at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Fixed assets	$275,209	$(205,199)	$202,458	$(212,101)
Intangible assets	95,517	(1,619,235)	91,865	(2,352,503)
Inventory valuation	258,339	-	953,754	-
Accounts receivable allowance	1,191,001	-	765,573	-
Salary payable	47,174	-	-	-
Subsidy income	68,493	-	-	-
Equity investments	167,733	-	35,003	-
Loss carry-forwards	593,595	-	2,075,541	-
Gross deferred tax assets and liabilities	2,697,061	(1,824,434)	4,124,194	(2,564,604)

Valuation allowance	(593,595)	-	(1,736,137)	-

Total deferred tax assets and liabilities	$2,103,466	$(1,824,434)	$2,388,057	$(2,564,604)

The breakdown between current and long-term deferred tax assets/(liabilities) was as follows as at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Current deferred tax assets	$1,565,006	$1,719,327
Current deferred tax liabilities	-	-
Long-term deferred tax assets	538,460	668,730
Long-term deferred tax liabilities	(1,824,434)	(2,564,604)

Total net deferred tax assets/ (liabilities)	$279,032	$(176,547)

As at December 31, 2010, deferred tax assets related to loss carry forwards represented HPC’s accumulated losses for prior years of $2,374,000.

FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In accordance with proactive communication with local tax bureau, the management determined that $3,100,000 of the accumulative losses of HPC could not be utilized to deduct against future taxable profit as it had been denied by the local tax bureau. The management derecognized the corresponding deferred tax assets and wrote off the corresponding valuation allowance therefore.

The management expects that there may not be sufficient taxable income in the future to realize this portion of the deferred tax assets, the valuation allowance amounting to approximately $593,600 existed as at December 31, 2010.

Geo, iASPEC, Zhongtian and Bocom are all governed by the Income Tax Laws of the PRC, and are approved as high-technology enterprises subject to the PRC enterprise income tax (“EIT”) at 15% in 2010.

ISS and Huipu are subject to the PRC EIT at 22% in 2010.

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

As a wholly-owned foreign investment enterprise, IST is entitled to enjoy a two-year tax exemption, followed by a 50% exemption for three years thereafter as approved by PRC tax authorities. Under the EIT Law, companies that were previously exempt from taxes or that had concessional rates are to retain their preferences until the original expiration date. The Unified Tax Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2010 and IST will continue to qualify for a 50% tax exemption. Therefore, IST is subjected to the PRC EIT at 11% in 2010, and will continue to qualify for a 50% tax exemption for the one year thereafter. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

The Company recognizes that virtually all tax position in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the years ended 2010, 2009 and 2008.

Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, PRC subsidiaries do not intend to declare dividends to their immediate parent companies in the foreseeable future. Accordingly, the Company has not recorded any withholding tax on the cumulative amount of distributed and undistributed retained earnings. Should the Company's PRC subsidiaries distribute all of their profits generated after December 31, 2007, the aggregate withholding tax amount would have been approximately $7.71 million and $4.73 million as of December 31, 2010 and December 31, 2009, respectively.

14. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of IST, ISS, iASPEC, Bocom , Zhongtian and HPC SZ, appropriations of net income, as reflected in their PRC statutory financial statements, are to be allocated to statutory reserve, as determined by resolution of the Board of Directors. For the years ended December 31, 2010, 2009, and 2008, $4,623,614, $3,380,774, and $3,209,045, respectively, were appropriated.

15. EQUITY

(a) Issuance of new shares

On February 1, 2008, the Company issued 1,125,000 shares of common stock in connection with the acquisition of Bocom.

On June 11, 2008, the Company issued 298,008 shares of common stock in connection with the exercise of 440,632 warrants.

On June 20, 2008, September 20, 2008 and December 20, 2008, the Company issued 100,000, 100,000 and 200,000 shares of common stock respectively in connection with the Plan. (see (c) below).

On February 2, 2009, the Company issued 60,000 shares of common stock in connection with the Equity Incentive Plan. (see (c) below).

On February 23, 2009, the Company issued 1,280,807 shares of common stock in connection with the acquisition of Zhongtian.

On March 10, 2009, the Company repurchased 6,000 shares of common stock from open market and held such shares as treasury stock.

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

On January 12, 2010 and September 25, 2010, the Company granted 213,363 and 250,000 shares, respectively of the Company’s common stocks as compensation under the Plan. (see (c) below).

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

On January 12, 2010, the Company granted eligible employees a total of 213,363 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.27 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

On September 25, 2010, the Company granted eligible employees a total of 250,000 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.13 million based on quoted market price was recognized as stock-based compensation for the year ended December 31, 2010.

As of December 31, 2010, $2million related to bonus were accrued for stock based compensation and not yet issued.

As of December 31, 2010, there was no unrecognized compensation expenses related to the non-vested options.

16. CONSOLIDATED SEGMENT DATA

	2010	2009	2008
Revenues(1)
DPST Segment	$70,642,366	$54,197,481	$50,968,985
GIS Segment	70,916,352	36,826,430	34,281,398
DHIS Segment	18,175,542	9,972,183	50,801
Others Products and Services Segment	4,111,337	-	-
	$163,845,597	$100,996,094	$85,301,184

(1) Revenues by operating segments exclude intercompany transactions.

	2010	2009	2008
Income from operations:
DPST Segment	$16,582,140	$13,983,421	$13,180,933
GIS Segment	22,406,553	15,382,648	14,876,341
DHIS Segment	8,416,287	5,306,292	(199,534)
Others Products and Services Segment	87,278	-	-
Corporate and others(2)	(4,928,806)	(2,515,918)	(3,974,858)
Income from operations	42,563,452	32,156,443	23,882,882

Corporate other income (expenses), net	2,186,563	1,986,717	938,921
Corporate interest income	126,459	270,666	214,850
Corporate interest expense	(1,539,407)	(388,686)	(179,130)
Income from continuing operations before income taxes	43,337,067	34,025,140	24,857,523

Income tax expense	(7,863,437)	(3,887,495)	(1,547,509)
Income from continuing operations	35,473,630	30,137,645	23,310,014

Income from discontinued operations, net of taxes of $0	-	-	718,159
Net income	35,473,630	30,137,645	24,028,173

Net income attributable to the non-controlling interest	(1,071,626)	(43,076)	(241,197)
Net income attributable to the Company	$34,402,004	$30,094,569	$23,786,976

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Non-cash employee compensation:
DPST Segment	$692,040	$469,200	$1,323,911
GIS Segment	300,790	212,181	152,451
DHIS Segment	122,070	97,339	-
Others Products and Services Segment	24,420	-	-
Corporate and others(2)	1,990,680	674,390	128,379
	$3,130,000	$1,453,110	$1,604,741

Depreciation and amortization by segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Depreciation and amortization:
DPST Segment	$4,781,110	$2,808,663	$2,789,128
GIS Segment	3,512,291	2,132,304	1,466,384
DHIS Segment	1,019,300	871,597	47,515
Others Products and Services Segment	153,956	-	-
Corporate and others(2)	42,911	43,000	42,806
	$9,509,568	$5,855,564	$4,345,833

Total assets by segment as at December 31, 2010 and 2009 are as follows:

	2010	2009
Total assets
DPST Segment	$146,315,701	$115,003,084
GIS Segment	145,201,005	98,140,496
DHIS Segment	38,083,209	30,886,236
Others Products and Services Segment	9,673,239	-
Corporate and others	128,570	6,799,122
	$339,401,724	$250,828,938

17. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through August 2012. Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $380,000, $386,200 and $337,000, respectively.

Future minimum lease payments under these lease agreements are as follows:

Years Ending December 31,

2011	$268,472
2012	21,134

Total	$289,606

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $23.31 million (RMB 153.63 million) to be paid in cash in installments. As of December 31, 2010, the Company paid deposits of approximately $18.20 million (RMB 119.96 million). The Company will pay the remaining contracted amount within year 2011.

18. SUBSEQUENT EVENTS

We evaluated events that occurred subsequent to December 31, 2010, for recognition or disclosure in our financial statements and notes to our financial statements. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidation financial statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date
3.2	Bylaws of the Company, adopted on February 13, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 7, 2008)
4.1	China Information Security Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 13, 2007)
10.1

Form of Securities Purchase Agreement, dated January 7, 2010, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 7, 2010)

10.2

Placement Agency Agreement, between the Company and Rodman & Renshaw, LLC, dated January 7, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on January 7, 2010)

10.3	Form of Securities Purchase Agreement, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 25, 2007)
10.4

Securities Purchase Agreement, dated January 16, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 17, 2007)

10.5

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.6

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among iASPEC Software Co., Ltd., its shareholders signatories thereto, including Jiang Huai Lin, Information Security Technology (China) Co., Ltd., China Public Security Holdings Limited and the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.7

Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Information Security Technology (China) Co., Ltd. and iASPEC Software Co., Ltd. and its shareholders party thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.8

Management Service Agreement, dated as of August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.9

Amended and Restated Management Services Agreement, dated as of December 13, 2009, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd. and Jiang Huai Lin (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on December 17, 2009)

10.10	Guaranty, dated August 1, 2007, by Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 6, 2007)
10.11

Purchase Option Agreement, dated August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.12

Notice of Termination, dated August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.13

Letter Agreement, dated as of September 12, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A filed by the Company on September 14, 2007)

Exhibit No.	Description
10.14

Share Purchase Agreement, dated as of November 7, 2007, by and among China Public Security Holdings Limited, Cheer Crown International Investment Limited, the Company, and Dongwei Gao (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 9, 2007)

10.15

Share Purchase Agreement, dated as of December 9, 2007, by and among China Public Security Holdings Limited, Bocom Venture Inc., and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 13, 2007)

10.16

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2008)

10.17

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Co., Ltd. and Li Wei (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2008)

10.18

Share Purchase Agreement, dated as of September 23, 2008, by and among China Public Security Holdings Limited, Wide Peace International Investments Limited, and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 3, 2008)

10.19

Equity Transfer Agreement, dated August 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 3, 2008)

10.20

Purchase Contract between Dell (China) Company Limited and Information Security Software (China) Company Ltd., dated January 1, 2008 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.21

General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.22

Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.23

Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.24	English Translation of Form of Employment Agreement (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed by the Company on April 16, 2007)
10.25	English Translation of Form of Non-Disclosure Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed by the Company on April 16, 2007)
10.26	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed by the Company on August 16, 2007)
10.27	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 16, 2007)
10.28

Employment Agreement, dated January 25, 2007, between the Company and Jiang Huai Lin (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.29*	Employment Agreement, dated August 11, 2009, between the Company and Jackie You Kazmerzak
10.30

Employment Agreement, dated August 12, 2008, between the Company and Zhi Xiong Huang (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.31

Employment Agreement, dated August 12, 2008, between the Company and Zhiqiang Zhao (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

Exhibit No.	Description

14	Amended and Restated Code of Ethics, adopted on December 25, 2007 (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by the Company on March 31, 2008)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed by the Company on March 5, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.