Form 10-Q
period 2011-03-31
China Information Technology, Inc.
filed 2011-05-10
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________

Commission File Number: 001-34076

CHINA INFORMATION TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0575209
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21st Floor, Everbright Bank Building
Zhuzilin, Futian District
Shenzhen, Guangdong, 518040
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 755 -8370-8333
(Registrant’s telephone number, including area code)

     _____________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	52,305,787

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income	3
Condensed Consolidated Statements of Comprehensive Income	4
Condensed Consolidated Statement of Changes in Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7 - 20

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
Expressed in U.S. dollars (Except for share amounts)

		March 31	December 31
	NOTES	2011	2010
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$15,680,839	$18,166,857
Restricted cash		8,092,182	8,344,147
Accounts receivable:
Billed, net of allowance for doubtful accounts of $ 5,302,000 and $6,073,000, respectively		33,701,376	31,172,599
Unbilled		66,549,449	67,622,656
Bills receivable		91,620	201,003
Advances to suppliers		13,073,523	9,246,437
Amounts due from related parties	6	265,469	330,876
Inventories, net of provision of $850,000 and $578,000, respectively	7	28,210,651	19,931,866
Other receivables and prepaid expenses		3,929,041	2,463,562
Deferred tax assets	12	1,232,734	1,565,006
TOTAL CURRENT ASSETS		170,826,884	159,045,009

Deposit for software purchase		2,244,690	3,034,000
Deposit for purchase of land use rights	10(a)	26,741,501	26,566,377
Long-term investments	8	2,767,333	3,296,252
Property, plant and equipment, net	9	80,988,390	79,348,883
Land use rights, net	10(b)	1,930,981	1,929,194
Intangible assets, net	10(c)	13,811,592	13,725,274
Goodwill		52,280,628	51,918,275
Deferred tax assets	12	650,562	538,460
TOTAL ASSETS		$352,242,561	$339,401,724

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$39,672,832	$35,326,566
Accounts payable		22,530,439	17,249,334
Bills payable		20,370,710	20,536,475
Advances from customers		7,628,880	7,480,686
Amounts due to related parties	6	2,675,850	1,293,866
Accrued payroll and benefits		2,424,206	4,304,988
Other payables and accrued expenses		6,020,734	6,953,561
Contingent consideration, current portion		2,522,867	3,267,087
Income tax payable	12	3,696,150	3,809,708
TOTAL CURRENT LIABILITIES		107,542,668	100,222,271

Long-term bank loans	11	1,281,097	5,863,205
Amounts due to related parties, long-term portion	6	5,013,647	5,014,949
Contingent consideration, net of current portion		467,017	901,171
Deferred tax liabilities	12	1,488,365	1,824,434
TOTAL LIABILITIES		115,792,794	113,826,030
COMMITMENTS AND CONTINGENCIES		-	-

EQUITY

Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2011: 52,311,787, 2010: 52,061,787 shares	13	257,615	255,115
Treasury stock, 6,000 shares, at cost		(11,468)	(11,468)
Additional paid-in capital		93,499,349	92,294,350
Reserve		12,968,985	12,968,985
Retained earnings		98,462,998	90,240,665
Accumulated other comprehensive income		12,847,099	11,325,040
Total equity of the Company		218,024,578	207,072,687
Non-controlling interest		18,425,189	18,503,007
Total equity		236,449,767	225,575,694

TOTAL LIABILITIES AND EQUITY		$352,242,561	$339,401,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

		Three	Three
	NOTES	Months	Months
		Ended	Ended
		March 31,	March 31,
		2011	2010
Revenue - Products		$8,006,993	$6,347,970
Revenue - Software		13,891,525	15,178,632
Revenue - System integration		4,920,500	2,783,883
Revenue - Others		129,730	994,622
TOTAL REVENUE		26,948,748	25,305,107

Cost - Products sold		5,810,023	5,240,422
Cost - Software sold		4,249,606	6,401,411
Cost - System integration		3,143,157	2,475,810
Cost - Others		91,122	70,011
TOTAL COST		13,293,908	14,187,654

GROSS PROFIT		13,654,840	11,117,453

Administrative expenses		(2,504,307)	(2,770,031)
Research and development expenses		(733,330)	(569,431)
Selling expenses		(1,502,150)	(1,214,562)
INCOME FROM OPERATIONS		8,915,053	6,563,429

Subsidy income		30,440	162,782
Other income, net		833,780	966,799
Interest income		95,006	18,891
Interest expense		(699,706)	(148,891)
INCOME BEFORE INCOME TAXES		9,174,573	7,563,010

Income tax expense	12	(1,080,518)	(1,171,083)
NET INCOME		8,094,055	6,391,927

Less: Net loss/( income) attributable to the non-controlling interest		128,278	(110,819)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3	$8,222,333	$6,281,108

Weighted average number of shares
Basic	3	52,530,809	51,213,463
Diluted	3	52,530,809	51,213,463

Earnings per share - Basic and Diluted
Basic - Net income attributable to the Company's common stockholders		$0.16	$0.12
Diluted - Net income attributable to the Company's common stockholders		$0.16	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Net income	$8,094,055	$6,391,927
Other comprehensive income:
Foreign currency translation gain	1,572,519	237,030
Comprehensive income	9,666,574	6,628,957
Comprehensive income attributable to the non-controlling interest	77,818	(110,856)
Comprehensive income attributable to the Company	$9,744,392	$6,518,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2011
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total
BALANCE AS AT DECEMBER 31, 2010	52,061,787	$255,115	(6,000)	$(11,468)	$92,294,350	$12,968,985	$90,240,665	$11,325,040	$18,503,007	$225,575,694
Stock-based compensation (Note 13)	250,000	2,500	-	-	1,142,499	-	-	-	-	1,144,999
Net income for the period	-	-	-	-	-	-	8,222,333	-	(128,278)	8,094,055
Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	62,500	-	-	-	-	62,500
Foreign currency translation gain	-	-	-	-	-	-	-	1,522,059	50,460	1,572,519
BALANCE AS AT MARCH 31, 2011	52,311,787	$257,615	(6,000)	$(11,468)	$93,499,349	$12,968,985	$98,462,998	$12,847,099	$18,425,189	$236,449,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Expressed in U.S. dollars
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income	$8,094,055	$6,391,927
Adjustments to reconcile net income to net cash provided by operating activities:
(Reverse) provide provision for losses on accounts receivable	(866,161)	438,272
Depreciation	2,471,967	1,524,276
Amortization of intangible assets and land use rights	456,221	499,657
Loss(gain) on disposal of property, plant and equipment, net	11,074	(5,037)
Provision for obsolete inventories	266,658	23,835
Change in fair value of contingent consideration	(1,178,375)	(795,097)
Change in deferred income tax	(113,687)	83,458
Impairment of long-term investments	548,845	-
Imputed interests in relation to shareholder's loan	62,500	-
Changes in operating assets and liabilities, net of effects of business acquisitions
Decrease(increase) in restricted cash	1,133,647	(456,894)
Decrease(increase) in accounts receivable	139,635	(10,152,521)
(Increase) decrease in advances to suppliers	(3,801,954)	3,484,877
Increase in other receivables and prepaid expenses	(1,444,804)	(1,452,006)
Increase in inventories	(8,377,510)	(5,890,035)
Increase(decrease) in accounts payable	4,853,698	(3,236,934)
Increase (decrease) in advances from customers	107,117	(41,873)
Increase in amounts due to related parties	1,426,360	844,549
Decrease in accrued expenses and other liabilities	(1,751,438)	(1,648,862)
Decrease in income tax payable	(137,684)	(952,931)
Net cash provided by/( used in) operating activities	1,900,164	(11,341,339)

INVESTING ACTIVITIES
Purchase of land use rights	-	(384,187)
Proceeds from sale of short-term investments	-	30,797
Purchases of property, plant and equipment	(334,364)	(532,107)
Capitalized and purchased software development costs	(441,182)	(135,962)
Deposit for software purchase	(2,237,340)	(3,207,441)
Net cash (used in) investing activities	(3,012,886)	(4,228,900)

FINANCING ACTIVITIES
Borrowings under short-term loans	27,350,005	8,250,529
Borrowings from shareholder’s loan	-	6,026,550
Borrowings under long-term loans	-	4,018,210
Repayment of short-term loans	(27,411,314)	(10,872,150)
Repayment of long-term loans	(570,750)	(4,018,210)
Issued common stock	-	9,611,811
Increase in restricted cash in relation to bank borrowings	(827,683)	-
Net cash (used in)/ provided by financing activities	(1,459,742)	13,016,740

Effect of exchange rate changes on cash and cash equivalents	86,446	79,846
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,486,018)	(2,473,653)
CASH AND CASH EQUIVALENTS, BEGINNING	18,166,857	13,478,633
CASH AND CASH EQUIVALENTS, ENDING	$15,680,839	$11,004,980

Supplemental disclosure of cash flow information:
Cash paid during the period
Income taxes	$1,342,979	$2,041,708
Interest paid	$658,460	$168,478

Supplemental disclosure of significant non-cash transactions:

On February 8, 2011, the Company granted eligible employees a total of 250,000 shares of the Company's common stock as compensation under the China Information Technology, Inc. 2007 Equity Incentive Plan. The fair value of these shares of approximately $1.1 million, based on the quoted market price, was accrued as of December 31, 2010 as the compensation was for services provided in 2010.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Technology Inc (the “Company” or “CNIT”), together with its subsidiaries, is a total solutions provider of information and display technology products and services in the People's Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services. These total solutions are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd (“IST”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ISS,” Shenzhen Bocom Multimedia Display Technology Co., Ltd (“Bocom”), Shenzhen Zhongtian Technology Development Company Ltd (“Zhongtian”), and Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu"), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co., Ltd (“iASPEC”), and iASPEC’s 52.54% majority-owned subsidiary, Wuda Geoinformatics Co., Ltd (“Geo”).

The operating results of Bocom, Geo, Zhongtian and Huipu have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008, November 1, 2008, and November 1, 2009, their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended March 31, 2011 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

For financial reporting purposes, the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware sales, (2) software sales and (3) system integration services. The Company's revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No.605-35 ("FASB ASC 605-35") .

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers' acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers' needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with FASB ASC 605-35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support, that is not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades enhancements offered are minimal and infrequent; the Company recognizes PCS revenue together with the initial fee after delivery and customer acceptance of the software products.

System integration revenues are generated from fixed-price contracts which provide for software development and hardware integration, which involves more than minor modifications to the functionality of the software and hardware products. Accordingly, system integration revenues are accounted for in accordance with FASB ASC 605-35, using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of costs incurred to total estimated costs. Contract periods are usually less than six months, and typical contract periods for PCS are 12 months.

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

(d) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. During the period, the Company did not repurchase shares of common stock.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Recent Accounting Pronouncements

Multiple Deliverable Revenue Arrangements

(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for us beginning on January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Components of basic and diluted earnings per share were as follows:

	Three Months	Three Months
	Ended March	Ended March
	31, 2011	31, 2010
	(Unaudited)	(Unaudited)
Net income attributable to the common stockholders	$8,222,333	$6,281,108
Weighted average outstanding shares of common stock	52,530,809	51,213,463
Dilutive effect of options ,warrants, and contingently issuable shares	-	-
Earnings per share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12

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

Fair Value Accounting

FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). As required by FASB ASC 820-10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FASB ASC 820-10 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As at March 31, 2011 and December 31, 2010, the contingent consideration of the Company’s acquisition of Huipu was measured at fair values using level 3 inputs.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. VARIABLE INTEREST ENTITY

The Company is the primary beneficiary of iASPEC, pursuant to the Management Service Agreement (“MSA”), and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo, the Company advanced RMB 38 million (approximately $5.4 million) to iASPEC in two installments on November 20, 2007 and May 8, 2008, respectively, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s then majority shareholder, who, upon the authority and direction of the Board of Directors, forwarded the funds to iASPEC. The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA.

For the three months ended March 31, 2011 and 2010, net loss of 128,278 (income $183,594 from iASPEC and loss of $311,872 from Geo), income $110,819 ($134,798 from iASPEC and loss of 23,979 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

At March 31, 2011, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $76.2 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $28.6 million, and an increase in non-controlling interest of approximately $18.4 million, and for the three months ended March 31, 2011 and 2010 the consolidation resulted in an increase in net income attributable to parent company of approximately $3.5 million and $2.6 million, respectively.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of March 31, 2011 and December 31, 2010, amount due from (to) related parties consists of:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$152,318	$137,289
- Shenzhen Kewen Information Technology Co., Ltd.	113,151	193,587
	265,469	330,876
Due to related companies
- Shenzhen Information Security Investment and Development Co., Ltd.	2,076,720	697,820
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	599,130	596,046
	$2,675,850	$1,293,866

Due to related parties, long-term portion
- Shareholders	$5,013,647	$5,014,949

Due from related companies, current portion

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance due from Kewen primarily consists of accounts receivable from sales.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

Due to related companies

Shenzhen Information Security Investment and Development Co., Ltd. (“ISID”) is a company under the control of Mr Lin. The balance due to ISID mainly represents short-term loans and advances from ISID of $1.5 million and $ 0.6 million, respectively. Short -term loans have an interest rate at PBOC rate, and advances are non-interest bearing and due on demand. Interest expenses paid to ISID during the three months ended 31 March 2011 and 2010 were $16,975 and zero, respectively.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

Due to related parties, long-term portion

The balance due to shareholder represents the personal loans from Mr. Jianghuai Lin, the CEO of the Company, to the Company.

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

On March 25, 2010, Mr. Lin surrendered the Original Note to the Company and asked the Company to void and rescind the Original Note and issue a replacement note (the “New Note”), in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010. The New Note omits the conversion feature that was contained in the Original Note and it is non-interest bearing. The maturity date of the New Note is March 5, 2012 and the Company may prepay all or any part of the amounts outstanding under this Note at any time before the maturity date without the express written consent of Mr. Lin. On April 7, 2010, the Company repaid the additional loan of $1,000,000 included in the New Note.

In accounting for the New Note, the Company accrues an interest expense at an interest rate of 5% per annum, which is the market interest rate for USD denominated 2-year loans in China. The imputed interests for the three months ended March 31, 2011 is $62,500 and is recognized as capital contribution by the shareholder.

(b) Revenue - related party

Amounts earned from Yili and Kewen during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months	Three Months
	Ended March	Ended March
	31, 2011	31, 2010
	(Unaudited)	(Unaudited)
Revenue	$14,079	$24,892
Cost of sales	-	(13,465)
Gross profit	14,079	11,427

(c) Rental expenses - related party

Rental expenses of renting buildings and offices from related party for operation during the three months ended March 31, 2011 and 2010 were approximately $57,000 and zero, respectively.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. INVENTORIES

As of March 31, 2011 and December 31, 2010, inventories consist of:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$8,183,276	$5,274,081
Work in Processes	3,519,050	227,455
Finished goods	4,428,138	4,700,253
Installations in process	12,080,187	9,730,077
Total	$28,210,651	$19,931,866

8. LONG-TERM INVESTMENTS

As of March 31, 2011 and December 31, 2010, long-term investments consist of:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$1,469,383	$2,006,802
Tianditu Co., Ltd	1,221,600	1,213,600
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	76,350	75,850
	$2,767,333	$3,296,252

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

As at December 31, 2010, management determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $855,000. As at March 31, 2011, the management reassessed the possible impairment to the investment to Tianhe and determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $549,000.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 20110 and December 31, 2010, property, plant and equipment consist of:

	March 31	December 31
	2011	2010
	(Unaudited)
Office building	$7,638,422	$7,559,941
Plant and Machinery	28,359,121	27,900,717
Electronic equipment, furniture and fixtures	12,009,167	12,045,103
Motor vehicles	1,239,163	1,102,159
Purchased software	52,146,028	48,814,198
Total	101,391,901	97,422,118

Less: accumulated depreciation	(20,403,511)	(18,073,235)
	$80,988,390	$79,348,883

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $2,472,000 and $1,524,000, respectively.

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of March 31, 2011, deposits for purchase of land use rights represent deposit for purchase of land use rights in Dongguan City of approximately $18.3 million (RMB 119.96 million) by IST, and additional land premium paid for increase of plot ratios under existing land use rights in Fuyong County of Shenzhen of approximately $8.4 million (RMB 55.16 million) by Huipu.

(b) Land use rights

As of March 31, 2011 and December 31, 2010, land use rights consist of:

	March 31	December 31
	2011	2010
	(Unaudited)
Land use rights	$1,992,918	$1,979,867
Less: accumulated amortization	(61,937)	(50,673)
Land use rights, net	$1,930,981	$1,929,194

Amortization expense for the three months ended March 31, 2011 and 2010 was $11,000 and $12,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$32,790
2012	43,720
2013	43,720
2014	43,720
2015	43,720
Thereafter	1,723,311
Total	$1,930,981

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(c) Intangible assets

As of March 31, 2011 and December 31, 2010, intangible assets consist of:

	March 31	December 31
	2011	2010
	(Unaudited)
Software and software development costs	$7,824,695	$7,333,720
Technology	7,485,201	7,436,182
Trademarks	4,319,883	4,291,593
Customer base	306,927	304,917
Sub-Total	19,936,706	19,366,412
Less: accumulated amortization	(6,125,114)	(5,641,138)
Intangible assets, net	$13,811,592	$13,725,274

Amortization expense for the three months ended March 31, 2011 and 2010, was approximately $445,000 and $500,000, respectively. Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$1,227,437
2012	1,947,068
2013	1,490,535
2014	1,219,069
2015	1,023,253
Thereafter	6,904,230
Total	$13,811,592

11. BANK LOANS

(a) Short-term bank loans

	March 31,	December 31,
	2011	2010
	(Unaudited)
Secured short-term loans(1)	$33,162,914	$33,051,066
Add: Amounts due within one year under long-term loan contracts	6,509,918	2,275,500
Total short-term bank loans	$39,672,832	$35,326,566

(1) Detailed information of secured short-term loan balances as at 31 March 2011 and 31 December 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Collateralized by land and office buildings	$13,376,520	$12,682,120
Secured by iASPEC's trade receivable	986,442	979,982
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu’s ex- shareholder	7,528,610	-
Secured by Bocom's trade receivable and guaranteed by the Company.	169,460	395,552
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu.	4,230,382	-
Guaranteed by IST	4,581,000	6,826,500
Guaranteed by Huipu	2,290,500	11,846,480
Collateralized by Bocom's bank deposit	-	320,432
	$33,162,914	$33,051,066

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. BANK LOANS (CONTINUED)

(b) Long-term bank loans

On January 1, 2010, Huipu obtained a RMB 27,400,000 ($4,183,980) long-term loan from PingAn Bank. The loan has a fixed interest rate of 7.128% per annum and matures on November 16, 2011. Interest on the loan is payable monthly, and principal is due at maturity.

On September 25, 2010, Huipu obtained an operational loan of RMB 30,000,000 ($4,491,000) from Shenzhen Development Bank. At March 31, 2011, the total outstanding balance of this long-term bank loan is RMB 22,500,000 ($3,435,750).The loan has a float interest rate of contemporary RMB bank loan per annum and matures on September 24, 2012. Interest on the loan is payable monthly, and principal of RMB 1,250,000 ($187,000) is payable monthly through the maturity date.

On February 21, 2011, ISSI obtained a HKD 1,380,000 ($177,192) long-term loan from China Construction-Asia Hong Kong Bank. At March 31, 2011, the total outstanding balance of this long-term loan is HKD 1,334,000 ($171,285). The loan has a fixed rate of 3.75% per annum and matures on February 21, 2016. Interest on the loan is payable monthly, and principal of HKD 23,000 ($2,953) is payable monthly through the maturity date.

12. INCOME TAXES

Pre-tax income for the three months ended March 31, 2011 and 2010 was taxable in the following jurisdictions:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
PRC	$7,980,445	$7,188,003
Others	1,194,128	375,007

Total income before income taxes	$9,174,573	$7,563,010

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Current taxes	$1,194,205	$1,087,625
Deferred taxes	(113,687)	83,458

Provision for income taxes	$1,080,518	$1,171,083

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	25%	25%
Computed expected income tax expense	$2,293,643	$1,890,752
Tax concession	(900,045)	(716,025)
Permanent differences	(167,794)	(98,644)
Non-deductible tax loss	57,999	104,985
Other differences	(203,285)	(9,985)
Income taxes	$1,080,518	$1,171,083

The significant components of deferred tax assets and deferred tax liabilities were as follows as at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)
Fixed assets	$302,066	(203,901)	$275,209	$(205,199)
Intangible assets	97,060	(1,284,464)	95,517	(1,619,235)
Inventory valuation	127,472	-	258,339	-
Accounts receivable allowance	988,833	-	1,191,001	-
Salary payable	47,485	-	47,174	-
Subsidy income	68,944	-	68,493	-
Equity investments	251,436	-	167,733	-
Loss carry-forwards	320,893	-	593,595	-
Gross deferred tax assets and liabilities	2,204,189	(1,488,365)	2,697,061	(1,824,434)

Valuation allowance	$(320,893)	-	$(593,595)	-

Total deferred tax assets and liabilities	$1,883,296	$(1,488,365)	$2,103,466	$(1,824,434)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current deferred tax assets	$1,232,734	$1,565,006
Current deferred tax liabilities	-	-
Long-term deferred tax assets	650,562	538,460
Long-term deferred tax liabilities	(1,488,365)	(1,824,434)

Total net deferred tax assets	$394,931	$279,032

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EQUITY

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

On February 8, 2011, the Company granted eligible employees a total of 250,000 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.1 million, based on the quoted market price, was accrued as of December 31, 2010 as the compensation was for services provided on 2010.

As of March 31, 2011, there was no unrecognized compensation expenses related to the non-vested options.

14. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in the Company's business portfolio and realignment of management, management conducted a review of its operating business segments during the first quarter of 2011. The review resulted in changing the segment reporting to Information Technology (“IT”), and Display Technology (“DT”).

The Company's new segment reporting, which has been used for all periods presented, follows the organizational structure as reflected in its internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

The Company reports financial and operating information in the following two segments:

(a)

IT includes revenues from products and services surrounding the Company’s variety of software core competencies currently primarily in Geographic Information Systems, Digital Public Security Technologies and Hospital Information Systems. IT segment revenues are generated from the sales of software and system integration services, as well as hardware other than display products.

(b)

DT includes revenues from products and services surrounding the Company’s display technology core competencies currently primarily in Geographic Information Systems, Digital Public Security Technologies, Education and Media Solutions and consumer products. DT segment revenues are generated from sales of hardware and total solutions of hardware integrated with proprietary software and content, as well as services.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three months ended March 31, 2011 and 2010.

	Three Months	Three Months
	Ended March	Ended March
	31,	31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
IT Segment	$18,978,749	$19,206,641
DT Segment	7,969,999	6,098,466
	$26,948,748	$25,305,107

(1) Revenues by operating segments exclude intercompany transactions.

Income from operations:
IT Segment	$7,430,777	$6,389,506
DT Segment	1,676,820	503,994
Corporate and others(1)	(192,544)	(330,071)
	8,915,053	6,563,429
Corporate other income (expenses), net	864,220	1,129,581
Corporate interest income	95,006	18,891
Corporate interest expense	(699,706)	(148,891)
Income before income tax	9,174,573	7,563,010

Income tax expense	(1,080,518)	(1,171,083)
Net income	8,094,055	6,391,927

Net income attributable to the non-controlling interest	128,278	(110,819)
Net income attributable to the Company	$8,222,333	$6,281,108

(1) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Total assets by segment as at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Total assets:
IT Segment	$216,115,376	$209,739,372
DT Segment	135,826,231	129,533,782
Corporate and others	300,954	128,570
	$352,242,561	$339,401,724

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through March 2013. Rent expense for the three months ended March 31, 2011 and 2010 was approximately $104,500 and $84,800, respectively.

Future minimum lease payments under these lease agreements are as follows:

Remainder of 2011	$171,461
2012	31,352
2013	786
Total	$203,599

The Company entered into several purchase commitments during the period to purchase operating software and a database. The total contracted price is approximately $2.6 million. As of March 31, 2011, the Company paid deposits of approximately $1.3 million. The Company will pay the remaining contracted amount 90 days subsequent to final testing of the software.

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $23.5 million (RMB 153.6 million) to be paid in cash in installments. As of March, 31, 2011, the Company paid deposits of approximately $18.3 million (RMB 119.96 million). The Company will pay the remaining contracted amount within year 2011.

16. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts $5,302,000 at March 31, 2011 and $6,073,000 at December 31, 2010 is the Company's best estimate of the amount of probable credit losses in existing accounts receivable.

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

For the three months ended March 31, 2011, the Company had one customer that accounted for approximately 12% of its third-party revenue and no other customers accounted for greater than 10% of third-party revenue. For the three-month period ended March 31, 2010, the Company had one customer that accounted for approximately 11% of its third-party revenue and no other customers accounted for greater than 10% of third-party revenue.

At March 31, 2011, accounts receivables were due from 331 customers. Of these, no customers accounted for over 10% of the total accounts receivable. At March 31, 2010, accounts receivables were due from 396 customers and no customers accounted for over 10% of the total accounts receivable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

  “CITH” are to China Information Technology Holdings Limited (formerly China Public Security Holdings Limited), a British Virgin Islands company;

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

  “HPC” are to HPC Electronics (China) Company Limited, a Hong Kong company;

  “Huipu” are to Huipu Electronics (Shenzhen) Co., Ltd., a PRC company;

  “HPC Intl” are to Huipu Electronics (International) Co., Ltd, a British Virgin Islands company;

  “iASPEC” are to iASPEC Software Co., Ltd., a PRC company;

  “Geo,” are to Wuda Geoinformatics Co., Ltd., a PRC company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

We are a leading provider of information and display technologies in the PRC. We provide a broad portfolio of software, hardware and fully integrated solutions to customers in a variety of technology sectors including Geographic Information Systems (GIS), Digital Public Security Technologies (DPST), Hospital Information Systems (DHIS), Education and Media and consumers.

We were founded in 1993 and are headquartered in Shenzhen, China. As of March 31, 2011, we had more than 1,350 employees and 27 sales offices nationwide.

Our customers have historically been mostly public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, surveying and mapping as well as healthcare management. Our typical customers include some of the most important governmental departments in China, including the Ministry of Public Security, the State Bureau of Surveying and Mapping, the State Grid Corporation, the public security, fire fighting, traffic and police departments of several provinces, the Shenzhen General Station of Exit and Entry Frontier Inspection, and several provincial personnel, urban planning, civil administration, land resource, and mapping and surveying bureaus. Over the past several years, we have diversified our customer base beyond our local reach. In the future, we expect to continually expand our market and product offerings in the public and private sectors, through geographic expansion and enhancement of our technical capabilities.

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. During the three months ended March 31, 2011, $12.61 million, or 46.81% of our revenue, was generated under this exclusive commercial arrangement with iASPEC.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2011, which resulted in growth in our revenue and net income. The following are some financial highlights for the first quarter:

  Revenue: Revenue increased $1.64 million, or 6.5%, to $26.95 million for the three months ended March 31, 2011, from $25.31 million for the same period in 2010.

  Gross Profit: Gross profit increased $2.54 million, or 22.82%, to $13.65 million for the three months ended March 31, 2011, from $11.12 million for the same period in 2010.

  Income from operations: Income from operations increased $2.35 million, or 35.83%, to $8.92 million for the three months ended March 31, 2011, from $6.56 million for the same period last year.

  Net income attributable to the Company: Net income attributable to the Company was $8.22 million for the three months ended March 31, 2011, an increase of $1.94 million, or 30.91%, from $6.28 million for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.16 for the three months ended March 31, 2011, as compared to $0.12 for the same period last year.

As at March 31, 2011, the total of our contract backlog was approximately $37.93 million.

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

We report financial and operating information in the following two segments:

  Information Technology, or IT, Segment

  Display Technology, or DT, Segment

For more information regarding our operating segments, see Note 15 (Consolidated Segment Data) to our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

(All amounts, other than percentages, in U.S. dollars)

	2011		2010		Period-over-period
					Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue	$26,948,748	100.00%	$25,305,107	100.00%	$1,643,641	6.50%
Costs of revenue	13,293,908	49.33%	14,187,654	56.07%	(893,746)	-6.30%
Gross Profit	13,654,840	50.67%	11,117,453	43.93%	2,537,387	,22.82%
Administrative expenses	(2,504,307)	-9.29%	(2,770,031)	-10.95%	265,724	-9.59%
Research and development expenses	(733,330)	-2.72%	(569,431)	-2.25%	(163,899)	28.78%
Selling expenses	(1,502,150)	-5.57%	(1,214,562)	-4.80%	(287,588)	23.68%
Income from operations	8,915,053	33.08%	6,563,429	25.94%	2,351,624	35.83%
Subsidy income	30,440	0.11%	162,782	0.64%	(132,342)	-81.30%
Other income, net	833,780	3.09%	966,799	3.82%	(133,019)	-13.76%
Interest income	95,006	0.35%	18,891	0.07%	76,115	402.92%
Interest expenses	(699,706)	-2.60%	(148,891)	-0.59%	(550,815)	369.95%
Income before Income Taxes	9,174,573	34.04%	7,563,010	29.89%	1,611,563	21.31%
Income tax expense	(1,080,518)	-4.01%	(1,171,083)	-4.63%	90,565	-7.73%
Net Income	8,094,055	30.03%	6,391,927	25.26%	1,702,128	26.63%
Less Net loss/(income) Attributable to NCI	128,278	0.48%	(110,819)	-0.44%	239,097	-215.75%
Net Income Attributable to CNIT	$8,222,333	30.51%	$6,281,108	24.82%	$1,941,225	30.91%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the three months ended March 31, 2011, our revenue was $26.95 million, compared to $25.31 million for the three months ended March 31, 2010, an increase of $1.64 million, or 6.5%. Such increase was primarily due to the strong demand of system integration solutions for the Shenzhen Summer Universiade to be held in Shenzhen in August 2011, as well as the strong growth of display products.

Product sales increased by $1.66 million, or 26.13%, for the three months ended March 31, 2011, as compared to $6.35 million in the same period of 2010. Product sales constituted 29.71% of total revenue during the current period, as compared to 25.09% during the same period in the prior year as a result of our efforts to grow our display technology solutions.

Software sales decreased by 8.48% to 13.89 million for the three months ended March 31, 2011, from $15.18 million for the three months ended March 31, 2010. Software sales constituted 51.55% of our total revenue, which decreased from 59.98% during the same period in the prior year. Such decline is a reflection of our decision to be more selective with our order acceptance  in an effort to improve the quality of earnings.

Sales of system integration services increased by 76.75% for the three months ended March 31, 2011, as compared to the same period of 2010. As a percentage of revenue, it increased from 11% during the three months ended March 31, 2010 to 18.26% during the current quarter. Such growth primarily resulted from the strong demand of system integration solutions for the Shenzhen Summer Universiade to be held in August 2011.

Other revenue decreased by 86.96%, from $0.99 million in the three months ended March 31, 2010 to $0.13 million in the same period of 2011. Other revenue was derived from maintenance services during the current period while during the three months ended March 31, 2010, we also generated royalty income.

The following table shows our revenue by categories:

(Unaudited: All amounts, other than percentages, in U.S. dollars)

Table 1

	Three months Ended March 31, 2011			Three months Ended March 31, 2010
	Revenue	% of	Gross	Revenue	% of	Gross
		Revenue	Margin		Revenue	Margin
Revenue - Products	$8,006,993	29.71%	27.44%	$6,347,970	25.09%	17.45%
Revenue - Software	13,891,525	51.55%	69.41%	15,178,632	59.98%	57.83%
Revenue - System integration	4,920,500	18.26%	36.12%	2,783,883	11.00%	11.07%
Revenue - Others	129,730	0.48%	29.76%	994,622	3.93%	92.96%
Total Revenue	$26,948,748	100.00%	50.67%	$25,305,107	100.00%	43.93%

Revenue breakdown by segments is as follows:

(Unaudited: All amounts, other than percentages, in U.S. dollars)

Table 2

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Revenue	% of	Cost	Gross	Revenue	% of	Cost	Gross
		Revenue		Margin		Revenue		Margin
IT Segment	$18,978,749	70.43%	7,483,885	60.57%	$19,206,641	75.90%	9,719,833	49.39%
DT Segment	7,969,999	29.57%	5,810,023	27.10%	6,098,466	24.10%	4,467,821	26.74%
Total	$26,948,748	100.00%	13,293,908	50.67%	$25,305,107	100.00%	14,187,654	43.93%

The revenue increase of our DT segment and the decline in revenue from our IT segment reflect two initiatives we are taking in fiscal year 2011. One initiative is to grow our DT solutions as the broader market starts to demand such previously specialized solutions and the other initiative is to be more selective with our acceptance of orders in an effort to improve the quality of earnings.

Cost of revenue and gross profit. As indicated in the table above, our cost of revenues decreased $0.89 million, or 6.3%, to $13.29 million, for the three months ended March 31, 2011, from $14.19 million for the three months ended March 31, 2010. As a percentage of revenues, our cost of revenue decreased to 49.33% during the three months ended March 31, 2011, from 56.07% in the same period of 2010. As a result, gross margin was 50.67% for the three months ended March 31, 2011, an increase of 674 basis points from 43.93% in the same period of 2010.

As shown in Table 1 above, the improvement in gross profit margin was experienced through all of the main categories as a result of our effort to improve our quality of earnings. Such improvement was partially offset by the decrease in the weight of software revenues as we became more selective with the profitability and accounts receivable turnover of software projects.

Administrative expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses decreased by $0.27 million, or 9.59%, to $2.50 million for the three months ended March 31, 2011, from $2.77 million in the same period of 2010. Such a decrease was due to our cost control measures, including a reduction of our staff.

Research and development expenses. Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.16 million, or 28.78%, to $0.73 million for the three months ended March 31, 2011, from $0.57 million in the same period of 2010. As a percentage of revenue, research and development expenses accounts for approximately 2.72% of the total revenue for the three months ended March 31, 2011, compared with 2.25% of total revenue for the same period in 2010. Such an increase reflects our efforts in developing DT solutions and improving their profitability.

Selling expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling cost, and other sales related costs. Our selling expenses increased $0.29 million, or 23.68%, to $1.5 million for the three months ended March 31, 2011, from $1.21 million in the corresponding period of 2010. Such increase was due to our heightened efforts in national market expansion which lead to higher travel and telecommunication expenses as well as increased total compensation to the sales and marketing staff.

Subsidy Income. For the three months ended March 31, 2011 and 2010, in connection with research and development activities in a designated locale, we received approximately $30,440 and $162,782, respectively as a subsidy from the local governmental agency in China.

Other income, net. A key component of other income in the net amount of $0.83 million for the three months ended March 31, 2011, was mainly a gain of $1.18 million. This gain resulted from the decrease of fair value of the liability associated with the contingent consideration for the HPC acquisition during the period. As our stock price declined during the period, the contingent liability, which is based on our stock price, decreased in fair value. Such a decrease in contingent liability contributed to our other income.

Income tax expense. Income tax expense for the three months ended March 31, 2011 was $1.08 million, as compared with $1.17 million for the same period in 2010. The decrease was mainly due to the reduction of our effective income tax rate from 15.48% in the three months ended March 31, 2010, to 11.78% in the three months ended March 31, 2011, as all of our operating entities enjoy the National High Tech status which lowered their official tax rates starting this year.

Non-controlling interest. Non-controlling interest of ($128,300) for the three months ended March 31, 2011 represents the $183,600 fee retained by iASPEC under the Management Service Agreement and ($311,900) of Geo’s loss to its 47.46% non-controlling interest.

Net income attributable to the Company. As a result of the factors described above, net income increased $1.94 million, or 30.91%, to $8.22 million during the three months ended March 31, 2011, from $6.28 million for the same period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $15.68 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

Cash Flows
(Unaudited: All amounts in U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$1,900,164	$(11,341,339)
Net cash used in investing activities	(3,012,886)	(4,228,900)
Net cash (used in) provided by financing activities	(1,459,742)	13,016,740
Effect of exchange rate changes on cash and cash equivalents	86,446	79,846
Net decrease in cash and cash equivalents	(2,486,018)	(2,473,653)
Cash and cash equivalents at beginning of the period	18,166,857	13,478,633
Cash and cash equivalents at end of the period	$15,680,839	$11,004,980

Operating Activities

Net cash provided by operating activities was $1.90 million for the three months ended March 31, 2011, a significant improvement from $11.34 million net cash used in operating activities for the same period of 2010. Such an increase was primarily attributed to the improvement of overall working capital turnover, most noticeably improvements in cash flow from accounts receivable as a result of our efforts to improve the quality of earnings.

Investing Activities

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2011, as compared to $4.23 million net cash used in investing activities for the same period of 2010. Such a decrease was primarily due to the reduction in our deposits for software purchases during the 2011 period.

Financing Activities

Net cash used by financing activities was $1.46 million during the three months ended March 31, 2011, as compared to $13.02 million generated from financing activities during the same period of 2010. The change was mainly attributable to the absence of funds raised from issue of common stock and shareholder’s loan during the same period for 2010.

Loan Facilities

As of March 31, 2011 and December 31 2010, our short-term loan facilities were as follows:

(a) Short-term bank loans

	March 31,	December 31,
	2011	2010
	(Unaudited)
Secured short-term loans(1)	$33,162,914	$33,051,066
Add: Amounts due within one year under long-term loan contracts	6,509,918	2,275,500
Total short-term bank loans	$39,672,832	$35,326,566

(1) Detailed information of secured short-term loan balances as at 31 March 2011 and 31 December 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Collateralized by land and office buildings	$13,376,520	$12,682,120
Secured by iASPEC's trade receivable	986,442	979,982
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu’s ex-shareholder	7,528,610	-
Secured by Bocom's trade receivable and guaranteed by the Company.	169,460	395,552
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu.	4,230,382	-
Guaranteed by IST	4,581,000	6,826,500
Guaranteed by Huipu	2,290,500	11,846,480
Collateralized by Bocom's bank deposit	-	320,432
	$33,162,914	$33,051,066

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$203,599	$171,461	$32,138	$-	$-
Purchase Obligations	6,408,868	6,408,868	-	-	-
Total	$6,612,467	$6,580,329	$32,138	$-	$-

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2011 and December 31,2010 was $1.28 million and $5.86 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2011, would decrease net income before provision for income taxes by approximately $61,000, or less than 1% for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollars, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase (decrease) our comprehensive income by $13.63 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2011. As of March 31, 2011, our accumulated other comprehensive income was $12.85 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Ms. Jackie You Kazmerzak, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Mr. Lin and Ms. Kazmerzak, determined that, as of March 31, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 10, 2011	CHINA INFORMATION TECHNOLOGY, INC.

By: /s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jackie You Kazmerzak
Jackie You Kazmerzak, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)