Form 10-Q
period 2011-06-30
China Information Technology, Inc.
filed 2011-08-09
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended: June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	52,636,365

1

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	32
ITEM 4.	CONTROLS AND PROCEDURES.	33

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	34
ITEM 1A.	RISK FACTORS.	34
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	34
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	34
ITEM 4.	(REMOVED AND RESERVED).	34
ITEM 5.	OTHER INFORMATION.	34
ITEM 6.	EXHIBITS.	35

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Page(s)
Financial Statements
Condensed Consolidated Balance Sheets	2 - 3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statement of Changes in Equity	6
Condensed Consolidated Statements of Cash Flows	7 - 8
Notes to Condensed Consolidated Financial Statements	9 - 22

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
Expressed in U.S. dollars (Except for share amounts)

		June 30	December 31
	NOTES	2011	2010
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$9,631,618	$18,166,857
Restricted cash		11,801,481	8,344,147
Accounts receivable:
Billed, net of allowance for doubtful accounts of $ 5,548,000 and $6,073,000, respectively		35,714,301	31,172,599
Unbilled		71,988,882	67,622,656
Bills receivable		35,581	201,003
Advances to suppliers		11,129,156	9,246,437
Amounts due from related parties	6	62,588	330,876
Inventories, net of provision of $955,000 and $578,000, respectively	7	24,869,787	19,931,866
Other receivables and prepaid expenses		4,226,119	2,463,562
Deferred tax assets	12	1,229,363	1,565,006
TOTAL CURRENT ASSETS		170,688,876	159,045,009

Deposit for software purchase		2,552,550	3,034,000
Deposit for purchase of land use rights	10(a)	27,091,750	26,566,377
Long-term investments	8	2,461,695	3,296,252
Property, plant and equipment, net	9	85,114,427	79,348,883
Land use rights, net	10(b)	1,945,199	1,929,194
Intangible assets, net	10(c)	13,931,788	13,725,274
Goodwill		53,005,334	51,918,275
Deferred tax assets	12	757,900	538,460
TOTAL ASSETS		$357,549,519	$339,401,724

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$43,215,288	$35,326,566
Accounts payable		15,070,939	17,249,334
Bills payable		21,546,474	20,536,475
Advances from customers		5,593,614	7,480,686
Amounts due to related parties	6	609,746	1,293,866
Accrued payroll and benefits		2,700,731	4,304,988
Other payables and accrued expenses		10,924,076	6,953,561
Contingent consideration, current portion		616,724	3,267,087
Income tax payable	12	2,867,350	3,809,708
TOTAL CURRENT LIABILITIES		103,144,942	100,222,271

Long-term bank loans	11	707,212	5,863,205
Amounts due to related parties, long-term portion	6	5,012,408	5,014,949
Contingent consideration, net of current portion		359,776	901,171
Deferred tax liabilities	12	1,452,592	1,824,434
TOTAL LIABILITIES		110,676,930	113,826,030

COMMITMENTS AND CONTINGENCIES		-	-

EQUITY

Common stock, par $0.01; authorized capital 200,000,000 shares; shares issued and outstanding 2011: 52,642,365, 2010: 52,061,787 shares	13	260,921	255,115
Treasury stock, 6,000 shares, at cost		(11,468)	(11,468)
Additional paid-in capital		95,280,855	92,294,350
Reserve		12,968,985	12,968,985
Retained earnings		104,064,685	90,240,665
Accumulated other comprehensive income		16,059,316	11,325,040
Total equity of the Company		228,623,294	207,072,687
Non-controlling interest		18,249,295	18,503,007
Total equity		246,872,589	225,575,694

TOTAL LIABILITIES AND EQUITY		$357,549,519	$339,401,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

	NOTES	Three Months Ended		Six Months Ended

		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010

Revenue - Products		$11,113,382	$7,471,511	$19,120,375	$13,819,481
Revenue - Software		9,255,633	22,406,236	23,147,158	37,584,868
Revenue - System integration		7,135,217	3,485,523	12,055,717	6,269,406
Revenue - Others		383,547	153,618	513,277	1,148,240
TOTAL REVENUE		27,887,779	33,516,888	54,836,527	58,821,995

Cost - Products sold		8,785,131	5,813,701	14,595,154	11,054,123
Cost - Software sold		2,137,286	10,257,690	6,386,892	16,659,101
Cost - System integration		4,971,036	570,721	8,114,193	3,046,531
Cost - Others		71,770	76,470	162,892	146,481
TOTAL COST		15,965,223	16,718,582	29,259,131	30,906,236

GROSS PROFIT		11,922,556	16,798,306	25,577,396	27,915,759

Administrative expenses		(3,375,472)	(2,621,501)	(5,879,779)	(5,391,532)
Research and development expenses		(1,150,407)	(560,649)	(1,883,737)	(1,130,080)
Selling expenses		(1,936,744)	(1,489,212)	(3,438,894)	(2,703,774)
INCOME FROM OPERATIONS		5,459,933	12,126,944	14,374,986	18,690,373

Subsidy income		87,064	268,898	117,504	431,680
Other income(loss), net	4	757,471	(324,700)	1,591,251	642,099
Interest income		39,940	10,403	134,946	29,294
Interest expense		(776,947)	(263,756)	(1,476,653)	(412,647)
INCOME BEFORE INCOME TAXES		5,567,461	11,817,789	14,742,034	19,380,799

Income tax expense	12	(239,440)	(2,163,609)	(1,319,958)	(3,334,692)
NET INCOME		5,328,021	9,654,180	13,422,076	16,046,107

Less: Net loss (income ) attributable to the non-controlling interest		273,666	(302,111)	401,944	(412,930)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3	$5,601,687	$9,352,069	$13,824,020	$15,633,177

Weighted average number of shares
Basic	3	52,636,365	51,450,623	52,583,879	51,332,698
Diluted	3	52,636,365	51,450,623	52,583,879	51,332,698

Earnings per share - Basic and Diluted
Basic - Net income attributable to the Company's common stockholders		$0.11	$0.18	$0.26	$0.30
Diluted - Net income attributable to the Company's common stockholders		$0.11	$0.18	$0.26	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net income	$5,328,021	$9,654,180	$13,422,076	$16,046,107
Other comprehensive income:
Foreign currency translation gain	3,309,989	787,465	4,882,508	1,024,495
Comprehensive income	8,638,010	10,441,645	18,304,584	17,070,602
Comprehensive loss (income) attributable to the non-controlling interest	175,894	(322,572)	253,712	(433,428)
Comprehensive income attributable to the Company	$8,813,904	$10,119,073	$18,558,296	$16,637,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2011
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total

BALANCE AS AT DECEMBER 31, 2010	52,061,787	$255,115	(6,000)	$(11,468)	$92,294,350	$12,968,985	$90,240,665	$11,325,040	$18,503,007	$225,575,694
Stock-based compensation (Note 13)	250,000	2,500	-	-	1,142,499	-	-	-	-	1,144,999
Common stock issued upon achieved earn-out target (Note 13)	330,578	3,306	-	-	1,719,006	-	-	-	-	1,722,312
Net income for the period	-	-	-	-	-	-	13,824,020	-	(401,944)	13,422,076
Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	125,000	-	-	-	-	125,000
Foreign currency translation gain	-	-	-	-	-	-	-	4,734,276	148,232	4,882,508
BALANCE AS AT JUNE 30, 2011	52,642,365	$260,921	(6,000)	$(11,468)	$95,280,855	$12,968,985	$104,064,685	$16,059,316	$18,249,295	$246,872,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Expressed in U.S. dollars
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net income	$13,422,076	$16,046,107
Adjustments to reconcile net income to net cash provided by operating activities:
(Reverse) provide provision for losses on accounts receivable and other receivables	(578,489)	267,716
Depreciation	5,161,401	3,441,071
Amortization of intangible assets and land use rights	882,055	927,048
Loss on disposal of property, plant and equipment, net	143,149	320,957
Provide (reverse) provision for obsolete inventories	361,384	(1,362)
Change in fair value of contingent consideration	(1,469,446)	(700,268)
Change in deferred income tax	(311,254)	215,192
Impairment of long-term investments	890,438	-
Imputed interests in relation to shareholder's loan	125,000	-
Changes in operating assets and liabilities
(Increase) decrease in restricted cash	(249,697)	457,202
Increase in accounts receivable	(6,125,482)	(10,656,507)
(Increase) decrease in advances to suppliers	(1,777,253)	2,091,453
(Increase) decrease in other receivables and prepaid expenses	(1,815,261)	313,302
Increase in inventories	(4,826,735)	(10,164,333)
Decrease in accounts payable	(1,888,310)	(5,209,216)
Decrease in advances from customers	(2,008,268)	(695,808)
(Decrease) increase in amounts due to related parties	(363,537)	5,311,077
Increase in accrued expenses and other liabilities	3,271,516	921,098
(Decrease) increase in income tax payable	(941,434)	569,611
Net cash provided by operating activities	1,901,853	3,454,340

INVESTING ACTIVITIES
Purchase of land use rights	-	(230,970)
Purchases of property, plant and equipment	(3,331,779)	(11,038,575)
Capitalized and purchased software development costs	(795,894)	(432,547)
Proceeds from sales of property and equipment	-	44,007
Deposit for purchase of land use rights	-	(165,093)
Deposit for software purchase	(5,358,500)	(4,777,693)
Net cash (used in) investing activities	(9,486,173)	(16,600,871)

FINANCING ACTIVITIES
Borrowings under short-term loans	50,286,201	21,003,299
Borrowings under long-term loans	-	4,019,306
Repayment of short-term loans	(47,281,885)	(14,887,816)
Repayment of long-term loans	(1,157,117)	(1,906,970)
Issued common stock	-	9,383,440
Increase in restricted cash in relation to bank borrowings	(3,008,573)	(368,895)
Net cash (used in)/ provided by financing activities	(1,161,374)	17,242,364

Effect of exchange rate changes on cash and cash equivalents	210,455	170,806

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(8,535,239)	4,266,639
CASH AND CASH EQUIVALENTS, BEGINNING	18,166,857	13,478,633
CASH AND CASH EQUIVALENTS, ENDING	$9,631,618	$17,745,272

Supplemental disclosure of cash flow information:
Cash paid during the year
Income taxes	$2,640,260	$2,547,020
Interest paid	$1,332,230	$449,494

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

On May 3, 2011, upon achievement of earn out targets by Huipu, the Company issued 330,578 shares of the Company’s common stock in connection with the acquisition of Huipu.

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statements of income for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to the common stockholders	$5,601,687	$9,352,069	$13,824,020	$15,633,177
Weighted average outstanding shares of common stock	52,636,365	51,450,623	52,583,879	51,332,698
Dilutive effect of options ,warrants, and contingently issuable shares	-	-	-	-
Common stock and common stock equivalents	52,636,365	51,450,623	52,583,879	51,332,698
Earnings per share:
Basic	$0.11	$0.18	$0.26	$0.30
Diluted	$0.11	$0.18	$0.26	$0.30

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

As at June 30, 2011 and December 31, 2010, the contingent consideration of the Company’s acquisition of Huipu was measured at fair values using level 3 inputs.

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

For the three months ended June 30, 2011 and 2010, net loss of 273,666 (income $136,020 from iASPEC and loss of $409,686 from Geo), income $302,111 ($284,421 from iASPEC and $17,690 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

For the six months ended June 30, 2011 and 2010, net loss of $401,944 (income $319,614 from iASPEC and loss of $721,558 from Geo), income $412,930 (income $419,218 from iASPEC and loss of 6,288 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

At June 30, 2011, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $78.1 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $27.5 million, and an increase in non-controlling interest of approximately $18.2 million, and for the six months ended June 30, 2011 and 2010 the consolidation resulted in an increase in net income attributable to parent company of approximately $6.1 million and $8 million, respectively.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of June 30, 2011 and December 31, 2010, amount due from (to) related parties consists of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$22,432	$137,289
- Shenzhen Kewen Information Technology Co., Ltd.	40,156	193,587
	$62,588	$330,876
Due to related companies
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$609,746	$596,046
- Shenzhen Information Security Investment and Development Co., Ltd.	-	697,820
	$609,746	$1,293,866
Due to related parties, long-term portion
- Shareholders	$5,012,408	$5,014,949

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

In accounting for the New Note, the Company accrues an interest expense at an interest rate of 5% per annum, which is the market interest rate for USD denominated 2-year loans in China. The imputed interests for the three and six months ended June 30, 2011 is $62,500 and $125,000 respectively and is recognized as capital contribution by the shareholder.

(b) Revenue - related party

Amounts earned from Yili and Kewen during the three months ended June 30, 2011 and 2010 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$194,772	$14,162	$219,664
Cost of sales	-	(94,787)	-	(108,252)
Gross profit	$-	$99,985	$14,162	$111,412

(c) Rental expenses - related party

Rental expenses of renting buildings and offices from related party for operation during the three months ended June 30, 2011 and 2010 were approximately $57,660 and zero, respectively. For the six months ended June 30, 2011 and 2010, the rental expenses were $114,660 and zero, respectively.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. INVENTORIES

As of June 30, 2011 and December 31, 2010, inventories consist of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$6,130,441	$5,274,081
Work in Processes	2,920,928	227,455
Finished goods	3,871,738	4,700,253
Installations in process	11,946,680	9,730,077
Total	$24,869,787	$19,931,866

8. LONG-TERM INVESTMENTS

As of June 30, 2011 and December 31, 2010, long-term investments consist of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$1,146,745	$2,006,802
Tianditu Co., Ltd	1,237,600	1,213,600
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	77,350	75,850
	$2,461,695	$3,296,252

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

The management regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. As at December 31, 2010, management determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $855,000. As at June 30, 2011, the management reassessed the possible impairment on the investment in Tianhe and determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $890,000.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, property, plant and equipment consist of:

	June 30,	December 31
	2011	2010
	(Unaudited)
Office building	$7,738,467	$7,559,941
Plant and Machinery	29,394,997	27,900,717
Electronic equipment, furniture and fixtures	12,383,661	12,045,103
Motor vehicles	1,168,475	1,102,159
Purchased software	57,267,528	48,814,198
Total	107,953,128	97,422,118

Less: accumulated depreciation	(22,838,701)	(18,073,235)
	$85,114,427	$79,348,883

Depreciation expense for the three months ended June 30, 2011 and 2010 was approximately $2,689,000 and $1,917,000, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was approximately $5,161,000 and $3,441,000, respectively.

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of June 30, 2011, deposits for purchase of land use rights represent deposit for purchase of land use rights in Dongguan City of approximately $18.6 million (RMB 119.96 million) by IST, and additional land premium paid for increase of plot ratios under existing land use rights in Fuyong County of Shenzhen of approximately $8.5million (RMB 55.16 million) by Huipu.

(b) Land use rights

As of June 30, 2011 and December 31, 2010, land use rights consist of:

	June 30,	December 31
	2011	2010
	(Unaudited)
Land use rights	$2,019,021	$1,979,867
Less: accumulated amortization	(73,822)	(50,673)
Land use rights, net	$1,945,199	$1,929,194

Amortization expense for the three months ended June 30, 2011 and 2010 was $11,000 and $12,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $22,000 and $24,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$ 22,146
2012	44,293
2013	44,293
2014	44,293
2015	44,293
Thereafter	1,745,881
Total	$ 1,945,199

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(c) Intangible assets

As of June 30, 2011 and December 31, 2010, intangible assets consist of:

	June 30,	December 31
	2011	2010
	(Unaudited)
Software and software development costs	$8,282,962	$7,333,720
Technology	7,583,239	7,436,182
Trademarks	4,376,463	4,291,593
Customer base	310,947	304,917
Sub-Total	20,553,611	19,366,412
Less: accumulated amortization	(6,621,823)	(5,641,138)
Intangible assets, net	$13,931,788	$13,725,274

Amortization expense for the three months ended June 30, 2011 and 2010, was approximately $415,000 and $427,000, respectively.
Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $860,000 and $927,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$827,028
2012	2,008,149
2013	1,495,448
2014	1,220,426
2015	1,022,046
Thereafter	7,358,691
Total	$13,931,788

11. BANK LOANS

(a) Short-term bank loans

	June 30, 2011	December 31, 2010
	(Unaudited)
Secured short-term loans(1)	$36,620,542	$33,051,066
Add: Amounts due within one year under long-term loan contracts	6,594,746	2,275,500
Total short-term bank loans	$43,215,288	$35,326,566

(1) Detailed information of secured short-term loan balances as at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Collateralized by land and office buildings	$13,551,720	$12,682,120
Secured by iASPEC's trade receivable	1,547,000	979,982
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu’s ex- shareholder	2,965,189	5,741,894
Secured by HPC's trade receivable and guaranteed by Huipu’s ex-shareholder	3,440,887	1,760,000
Secured by Bocom's trade receivable and guaranteed by the Company	812,520	320,432
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu	4,784,793	4,740,138
Guaranteed by IST	4,641,000	4,551,000
Guaranteed by Huipu	2,320,500	2,275,500
Secured by Huipu's bank deposit	2,556,933	-
	$36,620,542	$33,051,066

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. BANK LOANS (CONTINUED)

(b) Long-term bank loans

	June 30,	December 31,
	2011	2010
	(Unaudited)
Secured long-term loans	$7,301,958	$8,138,705
Less: Amounts due within one year under long-term loan contracts	(6,594,746)	(2,275,500)
Total long-term bank loans	$707,212	$5,863,205

12. INCOME TAXES

Pre-tax income for the three months ended June 30, 2011 and 2010 was taxable in the following jurisdictions:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC	$5,152,576	$12,302,773	$13,133,021	$19,490,776
Others	414,885	(484,984)	1,609,013	(109,977)
Total income before
income taxes	$5,567,461	$11,817,789	$14,742,034	$19,380,799

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	Three months ended June 30		Six months ended June 30

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$437,007	$2,027,487	$1,631,212	$3,115,112
Deferred taxes	(197,567)	136,122	(311,254)	219,580
Provision for income taxes	$239,440	$2,163,609	$1,319,958	$3,334,692

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC federal statutory tax rate	$25%	$25%	$25%	$25%
Computed expected income tax expense	1,391,866	2,954,448	3,685,509	4,845,200
Tax concession	(1,125,843)	(1,219,294)	(2,025,888)	(1,935,319)
Non-deductible tax loss	47,112	12,999	105,111	117,984
Permanent differences	(8,735)	126,913	(176,529)	28,269
Other differences	(64,960)	288,543	(268,245)	278,558
Income taxes	$239,440	$2,163,609	$1,319,958	$3,334,692

The significant components of deferred tax assets and deferred tax liabilities were as follows as at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)	(Unaudited)
Fixed assets	$343,907	(203,790)	$275,209	$(205,199)
Intangible assets	94,355	(1,248,802)	95,517	(1,619,235)
Inventory valuation	143,261	-	258,339	-
Accounts receivable allowance	1,046,162	-	1,191,001	-
Salary payable	39,940	-	47,174	-
Subsidy income	-	-	68,493	-
Equity investments	319,638	-	167,733	-
Loss carry-forwards	346,765	-	593,595	-
Gross deferred tax assets and liabilities	2,334,028	(1,452,592)	2,697,061	(1,824,434)

Valuation allowance	$(346,765)	-	$(593,595)	-

Total deferred tax assets and liabilities	$1,987,263	$(1,452,592)	$2,103,466	$(1,824,434)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current deferred tax assets	$1,229,363	$1,565,006
Current deferred tax liabilities	-	-
Long-term deferred tax assets	757,900	538,460
Long-term deferred tax liabilities	(1,452,592)	(1,824,434)

Total net deferred tax assets	$534,671	$279,032

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. EQUITY

(a) Issuance of new shares

On February 8, 2011, the Company issued 250,000 shares of common stock to in connection with the Equity Incentive Plan. On May 3, 2011, upon achievement of earn out targets by Huipu, the Company issued 330,578 shares of common stock in connection with the acquisition of Huipu.

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

As of June 30, 2011, there was no unrecognized compensation expenses related to the non-vested options.

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues(1)
IT Segment	$16,795,401	$27,604,567	$35,774,150	$46,811,208
DT Segment	11,092,378	5,912,321	19,062,377	12,010,787
	$27,887,779	$33,516,888	$54,836,527	$58,821,995
(1)Revenues by operating segments exclude intercompany transactions.
Income from operations:
IT Segment	$4,114,335	$12,456,591	$11,545,112	$18,846,096
DT Segment	1,458,313	128,335	3,135,133	632,329
Corporate and others (2)	(112,715)	(457,982)	(305,259)	(788,052)
Income from operations	5,459,933	12,126,944	14,374,986	18,690,373

Corporate other income (expenses), net	844,535	(55,802)	1,708,755	1,073,779
Corporate interest income	39,940	10,403	134,946	29,294
Corporate interest expense	(776,947)	(263,756)	(1,476,653)	(412,647)
Income before income tax	5,567,461	11,817,789	14,742,034	19,380,799

Income tax expense	(239,440)	(2,163,609)	(1,319,958)	(3,334,692)
Net income	5,328,021	9,654,180	13,422,076	16,046,107

Net loss (income) attributable to the non-controlling interest	273,666	(302,111)	401,944	(412,930)
Net income attributable to the Company	$5,601,687	$9,352,069	$13,824,020	$15,633,177

(1)	Revenues by operating segments exclude intercompany transactions.

(2)	Includes non-cash compensation, professional fees and consultancy fees for the Company.

Total assets by segment as at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Total assets:
IT Segment	$231,459,003	$209,739,372
DT Segment	125,747,639	129,533,782
Corporate and others	342,877	128,570
	$357,549,519	$339,401,724

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through March 2013. For the three months ended June 30, 2011 and 2010, the rent expenses were approximately $110, 500 and $84,700, respectively. For the six months ended June 30, 2011 and 2010, the rent expenses were approximately $229,300 and $168,500, respectively.

Future minimum lease payments under these lease agreements are as follows:
Remainder of 2011	$128,916
2012	27,888
2013	1,033
Total	$157,837

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $23.8 million (RMB 153.6 million) to be paid in cash in installments. As of June 30, 2011, the Company paid deposits of approximately $18.6 million (RMB 119.96 million). The Company will pay the remaining contracted amount within year 2011.

16. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts $5,548,000 at June 30, 2011 and $6,073,000 at December 31, 2010 is the Company's best estimate of the amount of probable credit losses in existing accounts receivable.

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

For the three and six months ended June 30, 2011 and 2010, the Company had no customer accounted for greater than 10% of third-party revenue.

At June 30, 2011, accounts receivables were due from 316 customers. Of these, no customer accounted for over 10% of the total accounts receivable. At June 30, 2010, accounts receivables were due from 230 customers and no customer accounted for over 10% of the total accounts receivable.

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

Overview of our Business

We are a leading provider of information and display technologies in the PRC. We provide a broad portfolio of software, hardware and fully integrated solutions to customers in a variety of technology sectors including Geographic Information Systems (GIS), Digital Public Security Technologies (DPST), Hospital Information Systems (HIS), Education and Media.

We were founded in 1993 and are headquartered in Shenzhen, China. As of June 30, 2011, we had more than 1,370 employees and 22 sales offices nationwide.

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

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, or the MSA, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. During the six months ended June 30, 2011, $25.6 million, or 46.68% of our revenue, was generated under this exclusive commercial arrangement with iASPEC.

Second Quarter Financial Performance Highlights

We experienced moderate weakness in demand for our products and services during the three months ended June 30, 2011. The following are some financial highlights for the second quarter:

  Revenue: Revenue decreased $5.63 million, or 16.79%, to $27.89 million for the three months ended June 30, 2011, from $33.52 million for the same period in 2010.
  Gross Profit: Gross profit decreased $4.88 million, or 29.03%, to $11.92 million for the three months ended June 30, 2011, from $16.8 million for the same period in 2010.
  Income from operations: Income from operations decreased $6.67 million, or 54.98%, to $5.46 million for the three months ended June 30, 2011, from $12.13 million for the same period in 2010.
  Net income attributable to the Company: Net income attributable to the Company was $5.6 million for the three months ended June 30, 2011, a decrease of $3.75 million, or 40.1%, from $9.35 million for the same period in 2010.
  Fully diluted net income per share: Fully diluted net income per share was $0.11 for the three months ended June 30, 2011, as compared to $0.18 for the same period in 2010.

As at June 30, 2011, the total of our contract backlog was approximately $40.44 million.

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

We report financial and operating information in the following two segments:

  Information Technology, or IT, Segment
  Display Technology, or DT, Segment

For more information regarding our operating segments, see Note 14 (Consolidated Segment Data) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

(All amounts, other than percentages, in U.S. dollars)

					Period-over-period
	2011		2010		Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$27,887,779	100.00%	$33,516,888	100.00%	$(5,629,109)	-16.79%
Costs of revenue	15,965,223	57.25%	16,718,582	49.88%	(753,359)	-4.51%
Gross Profit	11,922,556	42.75%	16,798,306	50.12%	(4,875,750)	-29.03%
Administrative expenses	(3,375,472)	-12.10%	(2,621,501)	-7.82%	(753,971)	28.76%
Research and development expenses	(1,150,407)	-4.13%	(560,649)	-1.67%	(589,758)	105.19%
Selling expenses	(1,936,744)	-6.94%	(1,489,212)	-4.44%	(447,532)	30.05%
Income from operations	5,459,933	19.58%	12,126,944	36.18%	(6,667,011)	-54.98%
Subsidy income	87,064	0.31%	268,898	0.80%	(181,834)	-67.62%
Other income/(loss), net	757,471	2.72%	(324,700)	-0.97%	1,082,171	-333.28%
Interest income	39,940	0.14%	10,403	0.03%	29,537	283.93%
Interest expense	(776,947)	-2.79%	(263,756)	-0.79%	(513,191)	194.57%
Income before Income Taxes	5,567,461	19.96%	11,817,789	35.26%	(6,250,328)	-52.89%
Income Tax Expense	(239,440)	-0.86%	(2,163,609)	-6.46%	1,924,169	-88.93%
Net Income	5,328,021	19.11%	9,654,180	28.80%	(4,326,159)	-44.81%
Less Net Loss/(Income) Attributable to NCI	273,666	0.98%	(302,111)	-0.90%	575,777	-190.58%
Net Income Attributable to CNIT	$5,601,687	20.09%	$9,352,069	27.90%	$(3,750,382)	-40.10%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the three months ended June 30, 2011, our revenue was $27.89 million, compared to $33.52 million for the three months ended June 30, 2010, a decrease of $5.63 million, or 16.79% . The decrease was primarily due to the Chinese government’s recent implementation of new monetary tightening policies, which led to a slow-down in projects for our government customers, which generated over half of our revenues during the three-month periods ended June 30, 2011 and 2010.

Product sales increased by $3.64 million, or 48.74%, to $11.11 million for the three months ended June 30, 2011, as compared to $7.47 million in the same period of 2010. Product sales constituted 39.85% of total revenue during the three-month period ended June 30, 2011, as compared with 22.29% during the same period ended June 30, 2010. The increase mainly reflected our efforts to grow our Display Technology solutions segment.

Software sales decreased by $13.15 million, or 58.69%, to $9.26 million for the three months ended June 30, 2011, from $22.41 million for the three months ended June 30, 2010. Software sales constituted 33.19% of our total revenue, which decreased from 66.85% during the same period in the prior year. The decrease was mainly due to the Chinese government’s recent implementation of new monetary tightening policies, which led to a slow-down in software projects for our government customers.

Sales of system integration services increased by $3.65 million, or 104.71%, to $7.14 million for the three months ended June 30, 2011, as compared to $3.49 million for the same period of 2010. As a percentage of revenue, system integration sales increased from 10.40% during the three months ended June 30, 2010 to 25.59% during the three months ended June 30, 2011. The increase was mainly the result of an increase in demand for system integration solutions in connection with the Shenzhen Summer Universiade, which will be held in August 2011, and new integration projects we secured during the fiscal quarter ended June 30, 2011, including a $3.5 million system integration contract with the Shenzhen Traffic Police Bureau.

Other revenue increased by $0.23 million, or 149.68%, from $0.15 million in the three months ended June 30, 2010 to $0.38 million in the same period of 2011. Other revenue was derived from maintenance services during the current period while during the three months ended June 30, 2010, we also generated royalty income.

The following table shows our revenue by categories:

(Unaudited: All amounts, other than percentages, in U.S. dollars)

			Table 1

	Three months Ended June 30, 2011			Three months Ended June 30, 2010
	Revenue	% of	Gross	Revenue	% of	Gross
		Revenue	Margin		Revenue	Margin

Revenue - Products	$11,113,382	39.85%	20.95%	$7,471,511	22.29%	22.19%
Revenue - Software	9,255,633	33.19%	76.91%	22,406,236	66.85%	54.22%
Revenue - System integration	7,135,217	25.59%	30.33%	3,485,523	10.40%	83.63%
Revenue - Others	383,547	1.38%	81.29%	153,618	0.46%	50.22%
Total Revenue	$27,887,779	100.00%	42.75%	$33,516,888	100.00%	50.12%

Revenue breakdown by segments is as follows:

(Unaudited: All amounts, other than percentages, in U.S. dollars)

Table 2
	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Revenue	% of	Cost	Gross	Revenue	% of	Cost	Gross
		Revenue		Margin		Revenue		Margin
IT Segment	$16,795,401	60.22%	7,188,041	57.20%	$27,604,567	82.36%	12,001,118	56.52%
DT Segment	11,092,378	39.78%	8,777,182	20.87%	5,912,321	17.64%	4,717,464	20.21%
Total	$27,887,779	100.00%	15,965,223	42.75%	$33,516,888	100.00%	16,718,582	50.12%

The revenue increase of our DT segment and the decline in revenue from our IT segment reflect two initiatives we are taking in fiscal year 2011. The first initiative is to grow our DT segment in response to increased demand from the broader market for more specialized solutions. The second initiative is to be more selective with our acceptance of orders in an effort to improve the quality of our earnings.

Cost of revenue and gross profit. Our cost of revenues decreased by $0.75 million, or 4.51%, to $15.97 million for the three months ended June 30, 2011, as compared with $16.72 million for the three months ended June 30, 2010. As a percentage of revenues, our cost of revenue increased to 57.25% during the three months ended June 30, 2011, from 49.88% in the same period of 2010. As a result, gross margin was 42.75% for the three months ended June 30, 2011, a decrease of 737 basis points from 50.12% in the same period of 2010.

The decrease in gross profit margins, as displayed in tables 1 and 2 above, resulted from several factors. During the current quarter, we continued to grow our DT solutions, and the percentage of revenue increased from 17.64% during the three months ended June 30, 2010 to 39.78% during the three months ended June 30, 2011. The increase in contribution from DT revenues resulted in a decrease in gross profit margin for the three months ended June 30, 2011. The gross profit margin for our system integration business decreased from 83.63% during the three months ended June 30, 2010 to 30.33% in the three months ended June 30, 2011 primarily due to the high profit margin of certain projects in the 2010 period. However, gross margin from the Company’s software business increased to 76.91% during the three months ended June 30, 2011 from 54.22% during the three months ended June 30, 2010, primarily due to reduced production outsourcing. Following the contraction of our software business described above, our own resources were able to handle and complete most of the work, resulting in lower subcontractor fees for the three months ended June 30, 2011.

The increase in gross profit margin for all of our key segments is due to our recent effort to be more discerning with new contracts we sign, following our previously stated initiative towards improving the quality of our earnings. These changes were the result of our being more selective with the profitability and accounts receivable turnover of projects.

Administrative expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by $0.75 million, or 28.76%, to $3.38 million for the three months ended June 30, 2011, from $2.62 million in the same period of 2010. Notable changes that resulted in the increase of administrative expenses were: a) an increase in the impairment of a long-term investment of $0.34 million compared with impairment recognized during the second fiscal quarter of 2010; b) an increase of provisions for accounts receivables and inventories of $0.19 million and $0.11 million, respectively, from the second fiscal quarter of 2010; c) a $0.34 million increase in depreciation and amortization expenses from the second fiscal quarter of 2010; and d) offset by a $0.25 million decrease in salary cost as a result of the reduction in our head count, which decreased from 1,490 as at 30 June 2010 to 1,370 as at this period end.

Research and development expenses. Our research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.59 million, or 105.19%, to $1.15 million for the three months ended June 30, 2011, from $0.56 million in the same period of 2010. As a percentage of revenue, research and development expenses accounted for approximately 4.13% of total revenue for the three months ended June 30, 2011, compared with 1.67% of total revenue for the same period in 2010. Such an increase was primarily due to efforts to improve the profitability of existing products as well as development of new products.

Selling expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Our selling expenses increased $0.45 million, or 30.05%, to $1.94 million for the three months ended June 30, 2011, from $1.49 million in the corresponding period of 2010. This increase was due to our increasingly nationwide market expansion, which requires increased travel and telecommunication expenses as well as increased total compensation to sales and marketing staff.

Subsidy Income. For the three months ended June 30, 2011 and 2010, in connection with research and development activities in a designated locale, we received approximately $87,000 and $269,000, respectively, as a subsidy from the local governmental agency in China.

Other income, net. Key components of other income in the net amount of $0.76 million for the three months ended June 30, 2011 was attributable to two factors. First, a gain of $0.29 million resulted from a decrease in fair value of the liability associated with the contingent consideration for the HPC acquisition during the period. Following our stock price decline during the period, the contingent liability, which is based on stock price, also decreased in fair value. This decrease in contingent liability contributed to our other income. Second, we recognized a loss reversal of approximately $0.45 million for a pending lawsuit based on our reevaluation of the likelihood and value of related contingent liability during the quarter ended June 30, 2011.

Income tax expense. Income tax expense for the three months ended June 30, 2011 was $0.24 million, as compared with $2.16 million for the same period in 2010. The decrease was largely attributable to three factors. First, income tax expense decreased approximately $0.94 million due to the decrease of income before taxes of $6.25 million during the fiscal quarter ended June 30, 2011 compared to the fiscal quarter ended June 30, 2010. Second, our subsidiary, ISS, obtained China’s High Technology Enterprise designation during the quarter ended June 30, 2011 and was approved to enjoy the PRC enterprise income tax, or EIT, rate at 15% retroactive effect from fiscal year 2010. As a result, approximately $0.5 million accrued income tax for 2010 was reversed during the quarter ended June 30, 2011. Third, the EIT tax rate of ISS was reduced from 22% to 15% in the current period, which lowered our income tax expense during the current period as compared with the same period of last year.

Non-controlling interest. A non-controlling interest generated net loss of $0.27 million for the three months ended June 30, 2011. This non-controlling interest loss represents a $0.14 million fee retained by iASPEC under the MSA, and $0.41 million from Geo’s loss due to its 47.46% non-controlling interest.

Net income attributable to the Company. As a result of the factors described above, net income decreased $3.75 million, or 40.1%, to $5.6 million during the three months ended June 30, 2011, from $9.35 million for the same period in 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

(All amounts, other than percentages, in U.S. dollars)

					Period-over-period
	2011		2010		Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$54,836,527	100.00%	58,821,995	100.00%	(3,985,468)	-6.78%
Costs of revenue	29,259,131	53.36%	30,906,236	52.54%	(1,647,105)	-5.33%
Gross Profit	25,577,396	46.64%	27,915,759	47.46%	(2,338,363)	-8.38%
Administrative expenses	(5,879,779)	-10.72%	(5,391,532)	-9.17%	(488,247)	9.06%
Research and development expenses	(1,883,737)	-3.44%	(1,130,080)	-1.92%	(753,657)	66.69%
Selling expenses	(3,438,894)	-6.27%	(2,703,774)	-4.60%	(735,120)	27.19%
Income from operations	14,374,986	26.21%	18,690,373	31.77%	(4,315,387)	-23.09%
Subsidy income	117,504	0.21%	431,680	0.73%	(314,176)	-72.78%
Other income, net	1,591,251	2.90%	642,099	1.09%	949,152	147.82%
Interest income	134,946	0.25%	29,294	0.05%	105,652	360.66%
Interest expense	(1,476,653)	-2.69%	(412,647)	-0.70%	(1,064,006)	257.85%
Income before Income Taxes	14,742,034	26.88%	19,380,799	32.95%	(4,638,765)	-23.93%
Income Tax Expense	(1,319,958)	-2.41%	(3,334,692)	-5.67%	2,014,734	-60.42%
Net Income	13,422,076	24.48%	16,046,107	27.28%	(2,624,031)	-16.35%
Less Net Loss/(Income) Attributable to NCI	401,944	0.73%	(412,930)	-0.70%	814,874	-197.34%
Net Income Attributable to CNIT	$13,824,020	25.21%	15,633,177	26.58%	(1,809,157)	-11.57%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the six months ended June 30, 2011, our revenue was $54.84 million, compared to $58.82 million for the six months ended June 30, 2010, a decrease of $3.99 million, or 6.78% .

Product sales increased by $5.3 million, or 38.36%, to $ 19.12 million for the six months ended June 30, 2011, as compared to $13.82 million in the same period of 2010. Product sales constituted 34.87% of total revenue during the current period as compared with 23.49% during the same period in the prior year. The increase of product sales business reflected our efforts to grow our Display Technology solutions segment.

Software sales decreased by $14.44 million, or 38.41%, to $23.15 million for the six months ended June 30, 2011, from $37.58 million for the six months ended June 30, 2010. Software sales constituted 42.21% of our total revenue during the six months ended June 30, 2011, compared with 63.9% during the same period in the prior year. The decrease was mainly due to the Chinese government’s recent implementation of new monetary tightening policies, which led to a slow-down in software projects for our government customers.

Sales of system integration services increased by $5.79 million, or 92.29%, to $ 12.06 million for the six months ended June 30, 2011, as compared to the same period of 2010. As a percentage of revenue, it increased from 10.66% during the six months ended June 30, 2010 to 21.98% during the current period. Such growth primarily resulted from an increase in demand for system integration solutions in connection with the Shenzhen Summer Universiade, which will be held in August 2011, and other new secured projects during the current year.

Other revenue decreased from $1.15 million in the six months ended June 30, 2010 to $0.51 million in the same period of 2011, a decrease of $0.63 million or 55.30% . Other revenue mainly derived from maintenance services in the six months ended June 30, 2011, while in the same period of 2010, in addition to maintenance services, we also generated $0.37 million in royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

The following table displays our revenue by category:

(Unaudited: All amounts, other than percentages, in U.S. dollars)

	Table 1
	Six months Ended June 30, 2011			Six months Ended June 30, 2010
	Revenue	% of Revenue	Gross Margin	Revenue	% of Revenue	Gross Margin
Revenue - Products	$19,120,375	34.87%	23.67%	$13,819,481	23.49%	20.01%
Revenue - Software	23,147,158	42.21%	72.41%	37,584,868	63.90%	55.68%
Revenue - System integration	12,055,717	21.98%	32.69%	6,269,406	10.66%	51.41%
Revenue - Others	513,277	0.94%	68.26%	1,148,240	1.95%	87.24%
Total Revenue	$54,836,527	100.00%	46.64%	$58,821,995	100.00%	47.46%

Revenue breakdown by segments is as follows:

(Unaudited: All amounts, other than percentages, in U.S. dollars)

Table 2
	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Revenue	% of Revenue	Cost	Gross Margin	Revenue	% of Revenue	Cost	Gross Margin
IT Segment	$35,774,150	65.24%	14,671,926	58.99%	$46,811,208	79.58%	21,720,951	53.60%
DT Segment	19,062,377	34.76%	14,587,205	23.48%	12,010,787	20.42%	9,185,285	23.52%
Total	$54,836,527	100.00%	29,259,131	46.64%	$58,821,995	100.00%	30,906,236	47.46%

Cost of revenue and gross profit. As indicated in the table above, our cost of revenues decreased $1.65 million, or 5.33%, to $29.26 million, for the six months ended June 30, 2011, from $30.91 million for the six months ended June 30, 2010. As a percentage of revenues, our cost of revenue increased to 53.36% during the six months ended June 30, 2011, from 52.54% in the same period of 2010. As a result, gross margin was 46.64% for the six months ended June 30, 2011, a decrease of 0.82%, from 47.46% in the same period of 2010.

The decrease in gross profit margins, as displayed in table 2 above, resulted from our efforts in continuing to grow our DT solutions during the current period. The percentage of DT revenue increased from 20.42% during the six months ended June 30, 2010 to 34.76% during the six months ended June 30, 2011. The increase in contribution from DT revenues resulted in a decrease in gross profit margin for the six months ended June 30, 2011.

Administrative Expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by about $0.49 million, or 9.06%, to $5.88 million for the six months ended June 30, 2011, from $5.39 million in the same period of 2010. Notable changes that resulted in increased administrative expenses were: a) an increase of impairment of a long term investment of $0.89 million during the six-month period ended June 30, 2011 compared with the same period of 2010; b) the increase of depreciation and amortization expenses of $0.87 million; c) the decrease of provisions of accounts receivables and other receivables of $0.85 million during the six-month period ended June 30, 2011 compared with the same period of 2010; and d)offset by the decrease of salary cost of $0.29 million, which resulted from our control measures, including a reduction of our staff.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software product development and enhancement. Research and development expenses increased by $0.75 million or 66.69% to $1.88 million for the six months ended June 30, 2011, from $1.13 million in the same period of 2010. As a percentage of sales, research and development expenses accounted for approximately 3.44% of the total revenue for the six months ended June 30, 2011, compared with 1.92% of total revenue for the same period in 2010. Such an increase was primarily a result of our efforts in improving product profitability and developing new products.

Selling Expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Our selling expenses increased $0.74 million, or 27.19%, to $3.44 million for the six months ended June 30, 2011, from $2.70 million in the corresponding period of 2010. The increase in selling expenses reflects our heightened efforts in national market expansion.

Income from Operations. Income from operations decreased $4.32 million, or 23.09%, to $14.37 million for the six months ended June 30, 2011, from $18.69 million in the corresponding period in 2010. Income from operations as a percentage of revenue decreased to 26.21% during the six months ended June 30, 2011, from 31.77% in 2010.

Other Income, net. Other income, net of $1.59 million for the six months ended June 30, 2011, was primarily due to the fair value change for contingent shares paid towards the HPC acquisition. The approximate gain of $1.47 million resulted from a decrease of fair value of the liability associated with issuing contingent consideration that was recorded during the six-month period ended June 30, 2011. Because our stock price declined during the period, the contingent liability, which is based on our stock price, also decreased in fair value. This decrease in contingent liability served to increase our income.

Non-controlling interest. Non-controlling interest of a net loss of $0.4 million for the six months ended June 30, 2011 represents the $0.32 million fee retained by iASPEC under the MSA, and $0.72 million of Geo’s losses retained by the 47.46% non-controlling interest in Geo.

Income Tax Expense. Income tax expense for the six months ended June 30, 2011 was $1.32 million, a decrease from $3.33 million for the same period in 2010. The decrease was largely due to the following factors: a) income before taxes decreased $4.64 million, causing approximately $0.7 million of the decrease; b) our subsidiary ISS obtained the High Technology Enterprise designation during the six-month period ended June 30, 2011 and was approved to enjoy the EIT rate at 15% with retroactive effect from fiscal year 2010, causing approximately $0.5 million of the decrease from the reversal of accrued income tax for 2010; c) deferred tax resulting from the temporary differences between the accounting basis and tax basis generated a negative impact to income tax expense of $0.31 million during the current period, whereas a positive impact of $0.22 million was generated during the corresponding period of 2010, resulting in a decrease of income tax expense of $0.53 million during the current period.

Net income attributable to the Company. As a result of the factors described above, net income decreased $1.81 million, or 11.57%, to $13.82 million during the six months ended June 30, 2011, from $15.63 million for the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $9.63 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.

Cash Flows (Unaudited: All amounts in U.S. dollars)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$1,901,853	$3,454,340
Net cash used in investing activities	(9,486,173)	(16,600,871)
Net cash (used in)/provided by financing activities	(1,161,374)	17,242,364
Effect of exchange rate changes on cash and cash equivalents	210,455	170,806
Net (decrease)/increase in cash and cash equivalents	(8,535,239)	4,266,639
Cash and cash equivalents at beginning of the period	18,166,857	13,478,633
Cash and cash equivalents at end of the period	$9,631,618	$17,745,272

Operating Activities

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2011, a decrease from $3.45 million in net cash provided by operating activities for the same period of 2010. The decrease was primarily due to an increase of our accounts receivables turnover days during the six months ended June 30, 2011. Many government customers slowed down their payments as a result of China’s implementation of monetary tightening policies. Because over half of our total revenues are generated from government projects, accounts receivable turnover days increased from 224 days during the six months ended June 30, 2010 to 339 days during the six months ended June 30, 2011.

Investing Activities

Net cash used in investing activities was $9.49 million for the six months ended June 30, 2011, as compared to $16.6 million net cash used in investing activities for the same period of 2010. The decrease was primarily due to using approximately $5 million to complete the construction of the plant acquired in the Huipu transaction during the six months ended June 30, 2010.

Financing Activities

Net cash used in financing activities was $1.16 million during the six months ended June 30, 2011, as compared to $17.24 million provided by financing activities during the same period of 2010. The change was mainly attributable to the net proceeds of $9.38 million raised from an offering of common stock during the six months ended June 30, 2010, and a decrease in net bank borrowings of $7.13 million during the six months ended June 30, 2011 as compared with the same period of last year.

Loan Facilities

As of June 30, 2011 and December 31, 2010, our short-term loan facilities were as follows: (a) Short-term bank loans

	June 30,	December 31,
	2011	2010
	(Unaudited)
Secured short-term loans	$36,620,542	$33,051,066
Add: Amounts due within one year under long-term loan contracts	6,594,746	2,275,500
Total short-term bank loans	$43,215,288	$35,326,566

(b) Long-term bank loans

	June 30,	December 31,
	2011	2010
	(Unaudited)
Secured long-term loans	$7,301,958	$8,138,705
Less: Amounts due within one year under long-term loan contracts	(6,594,746)	(2,275,500)
Total long-term bank loans	$707,212	$5,863,205

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less than				More than
Contractual Obligations	Total	1 year	1-3 years		3-5 years	5 years
Operating Lease Obligations	$157,837	$128,916	$28,921	$	- $	-
Purchase Obligations	5,208,799	5,208,799	-		-	-
Total	$5,366,636	$5,337,715	$28,921	$	- $	-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2011 and December 31, 2010 was $0.71 million and $5.86 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2011, would decrease net income before provision for income taxes by approximately $90,000, or less than 1% for the three months ended June 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollars, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase (decrease) our comprehensive income by $12.71 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2011. As of June 30, 2011, our accumulated other comprehensive income was $16.06 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Interim Chief Financial Officer, Mr. Zhi Qiang Zhao, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Mr. Lin and Mr. Zhao, determined that, as of June 30, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 5, 2011, the Board of Directors of the Company resolved to approve Mr. Zhao Zhi Qiang as the Company’s Interim Chief Financial Officer effective as of August 5, 2011.

Zhi Qiang Zhao, 40, has been the Company’s Chief Operating Officer since November 2009. He had previously served as the Company’s Chief Administrative Officer from September, 2008 to November 2009. Mr. Zhao has also served as a member of the Company’s Board of Directors since September 1, 2008. In addition, since January 2010, Mr. Zhao has served as the President of the Company’s subsidiary IST. Mr. Zhao has extensive experience in corporate operations and integrations, strategy planning and human resources management. Mr. Zhao has served as Admin and Human Resource Director of iASPEC since April 2005, and as Deputy General Manager of iASPEC since July 2006. Prior to that, Mr. Zhao served, from March 2003 to March 2005, as Supervisor of Human Resources for Foxconn Technology Group. Mr. Zhao holds a Bachelor’s degree in Mechanical and Electrical Engineering from Inner Mongolia University.

There are no arrangements or understandings between Mr. Zhao and any other persons pursuant to which he was selected as Interim Chief Financial Officer. There have been and are no transactions, relationships or arrangements in which Mr. Zhao has or had an interest requiring disclosure under Item 404(a) of Regulation S-K. No family relationship exists between Mr. Zhao and any other director or executive officer of the Company. No material plan, contract or arrangement, or material amendment thereto, was entered into in connection with this appointment. No grant or award or modification thereto occurred under any plan, contract or arrangement in connection with this appointment.

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

Date: August 9 , 2011	CHINA INFORMATION TECHNOLOGY, INC.

	By:	/s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhi Qiang Zhao
Zhi Qiang Zhao, Interim Chief Financial Officer,
(Principal Financial Officer and Accounting Officer)