Form 10-Q/A
period 2011-06-30
China Information Technology, Inc.
filed 2011-08-31
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Yes [X]           No [   ]

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

EXPLANATORY NOTE

The sole purpose of this Amendment to China Information Technology, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q. No other changes have been made to the Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished as part of this report or incorporated by reference:

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files

* Previously filed or furnished with China Information Technology, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2011	CHINA INFORMATION TECHNOLOGY, INC.

	By:	/s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhi Qiang Zhao
Zhi Qiang Zhao, Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)