Form 10-Q
period 2011-09-30
China Information Technology, Inc.
filed 2011-11-09
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	55,104,715

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4.	Controls and Procedures.	37

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors.	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	(Removed and Reserved)	38
Item 5.	Other Information.	38
Item 6.	Exhibits	39

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Contents	Page(s)
Condensed Consolidated Balance Sheets	2 - 3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statement of Changes in Equity	6
Condensed Consolidated Statements of Cash Flows	7-8
Notes to Condensed Consolidated Financial Statements	9-23

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
Expressed in U.S. dollars (Except for share amounts)

		September 30	December 31
	NOTES	2011	2010
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$5,179,223	$18,166,857
Restricted cash		10,835,585	8,344,147
Accounts receivable:
Billed, net of allowance for doubtful accounts of $6,690,000 and $6,073,000, respectively		21,464,972	31,172,599
Unbilled		83,085,830	67,622,656
Bills receivable		551,437	201,003
Advances to suppliers		9,587,335	9,246,437
Amounts due from related parties	6	64,636	330,876
Inventories, net of provision of $1,030,000 and $578,000, respectively	7	32,886,623	19,931,866
Other receivables and prepaid expenses		4,940,203	2,463,562
Deferred tax assets	12	1,383,572	1,565,006
TOTAL CURRENT ASSETS		169,979,416	159,045,009

Deposit for software purchase		1,721,500	3,034,000
Deposit for purchase of land use rights	10(a)	27,406,974	26,566,377
Long-term investments	8	2,387,829	3,296,252
Property, plant and equipment, net	9	88,604,444	79,348,883
Land use rights, net	10(b)	1,956,630	1,929,194
Intangible assets, net	10(c)	14,113,898	13,725,274
Goodwill		53,657,569	51,918,275
Deferred tax assets	12	828,076	538,460
TOTAL ASSETS		$360,656,336	$339,401,724

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$35,600,638	$35,326,566
Accounts payable		17,717,509	17,249,334
Bills payable		28,023,135	20,536,475
Advances from customers		5,014,972	7,480,686
Amounts due to related parties	6	593,491	1,293,866
Accrued payroll and benefits		3,065,738	4,304,988
Other payables and accrued expenses		9,622,439	6,953,561
Contingent consideration, current portion		-	3,267,087
Income tax payable	12	3,109,904	3,809,708
TOTAL CURRENT LIABILITIES		102,747,826	100,222,271

Long-term bank loans	11	118,036	5,863,205
Amounts due to related parties, long-term portion	6	12,552	5,014,949
Contingent consideration, net of current portion		-	901,171
Deferred tax liabilities	12	1,414,158	1,824,434
TOTAL LIABILITIES		104,292,572	113,826,030

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Common stock, par $0.01; authorized capital 200,000,000 shares; shares
issued and outstanding 2011: 55,182,924, 2010: 52,061,787 shares	286,326	255,115
Treasury stock, 6,000 shares, at cost	(11,468)	(11,468)
Additional paid-in capital	101,261,307	92,294,350
Reserve	12,968,985	12,968,985
Retained earnings	104,992,512	90,240,665
Accumulated other comprehensive income	18,559,709	11,325,040
Total equity of the Company	238,057,371	207,072,687
Non-controlling interest	18,306,393	18,503,007
Total equity	256,363,764	225,575,694

TOTAL LIABILITIES AND EQUITY	$360,656,336	$339,401,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

	NOTES	Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010

Revenue - Products		$13,042,469	$12,643,172	$32,162,844	$26,462,653
Revenue - Software		6,852,447	29,474,263	29,999,605	67,059,131
Revenue - System integration		8,134,110	1,347,984	20,189,827	7,617,390
Revenue - Others		433,545	340,712	946,822	1,488,952
TOTAL REVENUE		28,462,571	43,806,131	83,299,098	102,628,126

Cost - Products sold		10,315,504	10,725,203	24,910,658	21,779,326
Cost - Software sold		2,534,256	11,314,585	8,921,148	27,973,686
Cost - System integration		5,983,569	621,310	14,097,762	3,667,840
Cost - Others		143,894	59,440	306,786	205,922
TOTAL COST		18,977,223	22,720,538	48,236,354	53,626,774

GROSS PROFIT		9,485,348	21,085,593	35,062,744	49,001,352

Administrative expenses		(5,181,609)	(5,449,209)	(11,061,388)	(10,840,741)
Research and development expenses		(1,106,500)	(937,774)	(2,990,237)	(2,067,854)
Selling expenses		(1,831,845)	(1,697,564)	(5,270,739)	(4,401,337)
INCOME FROM OPERATIONS		1,365,394	13,001,046	15,740,380	31,691,420

Subsidy income		475,026	6,521	592,530	438,201
Other (loss) income, net		(109,459)	350,874	1,481,792	992,973
Interest income		119,861	22,024	254,807	51,318
Interest expense		(943,947)	(548,184)	(2,420,600)	(960,832)
INCOME BEFORE INCOME TAXES		906,875	12,832,281	15,648,909	32,213,080

Income tax expense	12	(11,807)	(2,361,593)	(1,331,765)	(5,696,285)
NET INCOME		895,068	10,470,688	14,317,144	26,516,795

Less: Net loss (income ) attributable to the non-controlling interest		32,759	139,080	434,703	(273,850)

NET INCOME ATTRIBUTABLE TO THE COMPANY	3	$927,827	$10,609,768	$14,751,847	$26,242,945

Weighted average number of shares
Basic	3	53,801,841	51,466,927	52,994,328	51,377,933
Diluted	3	53,801,841	51,466,927	52,994,328	51,377,933

Earnings per share - Basic and Diluted
Basic - Net income attributable to the Company's common stockholders		$0.02	$0.21	$0.28	$0.51
Diluted - Net income attributable to the Company's common stockholders		$0.02	$0.21	$0.28	$0.51

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30,	30,	30,	30,
	2011	2010	2011	2010

Net income	$895,068	$10,470,688	$14,317,144	$26,516,795
Other comprehensive income:
Foreign currency translation gain	2,590,250	2,948,257	7,472,758	3,972,752
Comprehensive income	3,485,318	13,418,945	21,789,902	30,489,547
Comprehensive loss (income) attributable to the non-controlling interest	(57,098)	99,972	196,614	(333,456)
Comprehensive income attributable to the Company	$3,428,220	$13,518,917	$21,986,516	$30,156,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)
								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total
BALANCE AS AT DECEMBER 31, 2010	52,061,787	$255,115	(6,000)	$(11,468)	$92,294,350	$12,968,985	$90,240,665	$11,325,040	$18,503,007	$225,575,694
Stock-based compensation (Note 14)	250,000	2,500	-	-	1,142,499	-	-	-	-	1,144,999
Common stock issued upon achieved earn out target (Note 14)	330,578	3,306	-	-	1,719,006	-	-	-	-	1,722,312
Common stock issued on conversion of shareholder’s loan (Note 6)	1,851,852	18,518	-	-	4,981,482	-	-	-	-	5,000,000
Common stock issued upon amendment of the earn out clause in relation to business acquisition	688,707	6,887	-	-	957,303	-	-	-	-	964,190
Net income (loss) for the period	-	-	-	-	-	-	14,751,847	-	(434,703)	14,317,144
Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	166,667	-	-	-	-	166,667
Foreign currency translation gain	-	-	-	-	-	-	-	7,234,669	238,089	7,472,758
BALANCE AS AT SEPTEMBER 30, 2011	55,182,924	$286,326	(6,000)	$(11,468)	$101,261,307	$12,968,985	$104,992,512	$18,559,709	$18,306,393	$256,363,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Expressed in U.S. dollars
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$14,317,144	$26,516,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provide provision for losses on accounts receivable and other receivables	323,961	1,060,348
Depreciation	7,966,319	5,415,554
Amortization of intangible assets and land use rights	1,315,848	1,349,745
Stock-based compensation	-	1,130,000
Loss on disposal of property, plant and equipment, net	195,196	321,854
Loss on write-off of land use rights	-	231,615
Impairment of long-term investments	997,449	850,320
Provide provision for obsolete inventories	426,295	130,328
Change in fair value of contingent consideration	(1,481,757)	(940,986)
Change in deferred income tax	(643,327)	162,900
Imputed interests in relation to shareholder's loan	166,667	125,000
Changes in operating assets and liabilities
Increase in restricted cash	(2,966,985)	(658,872)
Increase in accounts receivable	(3,488,629)	(19,772,920)
Increase in advances to suppliers	(194,542)	(2,394,325)
(Increase) decrease in other receivables and prepaid expenses	(2,267,718)	8,134,566
Increase in inventories	(12,515,398)	(12,431,677)
Increase in accounts and bills payable	6,662,046	11,143,415
(Decrease) increase in advances from customers	(2,655,120)	2,100,476
(Decrease) increase in amounts due to related parties	(501,058)	75,244
Increase (decrease) in accrued expenses and other liabilities	2,231,628	(5,931,994)
(Decrease) increase in income tax payable	(663,790)	2,253,344
Net cash provided by operating activities	7,224,229	18,870,730

INVESTING ACTIVITIES
Purchase of land use rights	-	(231,615)
Purchases of property, plant and equipment	(7,239,423)	(24,332,630)
Capitalized and purchased software development costs	(1,237,774)	(899,204)
Proceeds from sales of property and equipment	-	55,925
Deposit for purchase of land use rights	-	(17,266,658)
Deposit for software purchase	(5,934,390)	(4,963,154)
Net cash (used in) investing activities	(14,411,587)	(47,637,336)

FINANCING ACTIVITIES
Borrowings under short-term loans	68,899,346	37,198,374
Borrowing of shareholder’s loan	-	6,029,700
Borrowing of long-term loans	-	8,443,540
Increase in restricted cash in relation to credit facilities	773,158	(1,172,663)
Repayment of short-term loans	(73,811,687)	(26,150,419)
Repayment of shareholder’s loan	-	(1,029,700)
Repayment of long-term loans	(1,751,780)	(1,912,300)
Issued common stock	-	9,383,440
Capital injection to Geo by minority shareholders	-	1,734,309
Net cash (used in)/ provided by financing activities	(5,890,963)	32,524,281

Effect of exchange rate changes on cash and cash equivalents	90,687	765,526

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(12,987,634)	4,523,201
CASH AND CASH EQUIVALENTS, BEGINNING	18,166,857	13,478,633
CASH AND CASH EQUIVALENTS, ENDING	$5,179,223	$18,001,834

Supplemental disclosure of cash flow information:

Cash paid during the year
Income taxes	$2,687,586	$3,288,052
Interest paid	$2,006,813	$834,857

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

On May 3, 2011, upon achievement of earn out targets by Huipu , the Company issued 330,578 shares of the Company’s common stock in connection with the acquisition of Huipu .

On August 16, 2011, the Company issued a total of 1,851,852 shares of the Company’s common stock at a conversion price of $2.7 per share as full repayment of shareholder’s loan of $5 million.

On August 30, 2011, the Company settled the remaining potential earn out for 2011 and 2012 with Huipu’s former shareholder and issued 688,707 shares of the Company’s common stock in connection with the acquisition of Huipu .

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Technology Inc (the “Company” or “ CNIT ”), together with its subsidiaries, is a total solutions provider of information and display technology products and services in the People's Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services. These total solutions are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (China) Co., Ltd (“ IST ”), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or “ ISS ,” Shenzhen Bocom Multimedia Display Technology Co., Ltd (“ Bocom ”), Shenzhen Zhongtian Technology Development Company Ltd (“ Zhongtian ”), and Huipu Electronics (Shenzhen) Co., Ltd. (" Huipu "), and through the Company’s variable interest entity (“VIE”), iASPEC Software Co., Ltd (“ iASPEC ”), and iASPEC’s 52.54% majority-owned subsidiary, Wuda Geoinformatics Co., Ltd (“Geo”).

The operating results of Bocom , Geo, Zhongtian and Huipu have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008, November 1, 2008, and November 1, 2009, their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statements of income for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

(b) Foreign Currency Translation – continued

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

(c) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware sales, (2) software sales, and (3) system integration services. The Company's revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No.605-35 ("FASB ASC 605-35").

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Accounts receivable

The Company evaluates the creditworthiness of each customer before accepting them and continuously monitors their recoverability. If there are any indicators that the customer may not make payment, then we may consider making provision for impairment for that particular customer. At the same time, we may cease further sales or services to such customer. The following are some of the factors that we will consider in determining whether to discontinue sales or revenue recognition:

  the customer fails to comply with its payment schedule;
  the customer is in serious financial difficulty;
  a significant dispute with the customer has occurred regarding job progress or other matters;
  the customer breaches any of the contractual obligations;
  the customer appears to be financially distressed difficulties due to economic or legal factors;
  the business between the customer and the Company is not active; and
  other objective evidences which indicate the impairment of the accounts receivables.

We will consider the following factors when determining whether to permit a longer payment period or provide other concessions to customers:

  the customer’s past payment history;
  the customer’s general risk profile, including factors such as the customer’s size, age, and public or private status;
  macroeconomic conditions that may affect a customer’s ability to pay;
  and the relative importance of the customer relationship to our business.

(e) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. During the period, the Company did not repurchase shares of common stock.

(f) Recent Accounting Pronouncements – Intangibles – Goodwill and Other (Accounting Standards Updates 2011-08)

In September 2011, the FASB issued ASU 2011-08—Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for fiscal year 2013. Early adoption is permitted, however we have not yet adopted it. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity. For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under FASB ASC 260, although classified as issued and outstanding, are not included in the basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in the diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Components of basic and diluted earnings per share were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to the common stockholders	$927,827	$10,609,768	$14,751,847	$26,242,945
Weighted average outstanding shares of common stock	53,801,841	51,466,927	52,994,328	51,377,933
Dilutive effect of options ,warrants, and contingently issuable shares	-	-	-	-
Common stock and common stock equivalents	53,801,841	51,466,927	52,994,328	51,377,933
Earnings per share:
Basic	$0.02	$0.21	$0.28	$0.51
Diluted	$0.02	$0.21	$0.28	$0.51

4. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE ACCOUNTING

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate fair values for all periods presented due to their short-term maturities. The carrying amount of debt approximates fair value because of its variable interest rate. The fair value of the amount due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

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

As of December 31, 2010, the contingent consideration of the Company’s acquisition of Huipu was measured at fair values using level 3 inputs.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. VARIABLE INTEREST ENTITY

The Company is the primary beneficiary of iASPEC , pursuant to the Management Service Agreement (“ MSA ”), and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements. In the opinion of management, (i) the ownership structure of the Company, and the VIEs are in compliance with existing PRC laws and regulations; (ii) the contractual arrangements with the VIEs and its shareholder are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; and (iii) the Company’s business operations are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to its opinion. If the current ownership structure of the Company and its contractual arrangements with VIEs are found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current ownership structure or the contractual arrangements with VIEs is remote based on current facts and circumstances.

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo, the Company advanced RMB38 million (approximately $5.4 million) to iASPEC in two installments on November 20, 2007 and May 8, 2008, respectively, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s then majority shareholder, who, upon the authority and direction of the Board of Directors, forwarded the funds to iASPEC . The Company has recorded the advance of these funds as an interest-free loan to iASPEC , which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA .

For the three months ended September 30, 2011 and 2010, net loss of $32,759 (net income of $28,172 from iASPEC and loss of $60,931 from Geo), loss of $139,080 (net income of $263,690 from iASPEC and loss of $402,770 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

For the nine months ended September 30, 2011 and 2010, net loss of $434,703 (net income of $347,787 from iASPEC and loss of $782,490 from Geo), net income of $273,850 (net income of $682,909 from iASPEC and loss of $409,059 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

At September 30, 2011, the consolidation of iASPEC and Geo, resulted in an increase in assets of approximately $89.42 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $30.86 million, and an increase in non-controlling interest of approximately $18.31 million, and for the nine months ended September 30, 2011 and 2010 the consolidation resulted in an increase in net income attributable to parent company of approximately $6.61 million and $12.98 million, respectively.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of September 30, 2011 and December 31, 2010, amount due from/to related parties consists of:
	September 30,	December 31,
	2011	2010
	(Unaudited)
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$22,693	$137,289
- Shenzhen Kewen Information Technology Co., Ltd.	41,943	193,587
	$64,636	$330,876
Due to related companies
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$593,491	$596,046
- Shenzhen Information Security Investment and Development Co., Ltd.	-	697,820
	$593,491	$1,293,866
Due to related parties, long-term portion
- Shareholders	$12,552	$5,014,949

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

Due from related companies, current portion

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“ Yili ”) is owned by Geo. The balance consists of accounts receivable from sales.

Shenzhen Kewen Information Technology Co., Ltd. (“ Kewen ”) is a private company owned by a member of the senior management of Zhongtian . The balance due from Kewen primarily consists of accounts receivable from sales.

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

On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company's Board of Directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note (“the Original Note”) to Mr. Lin, in the principal amount of $5 million. The note is due and payable on January 14, 2011, and is convertible into shares of the Company's common stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Original Note).

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

On August 16, 2011, the Company and Mr. Lin agreed to an amended and restated promissory note (the “Amended and Restated Note”) that was issued by the Company to Mr. Lin on March 25, 2010. Under the New Note, the loan was not permitted to be repaid by conversion of the loan balance into shares of common stock of the Company. Pursuant to the Amended and Restated Note, the loan balance may be repaid by conversion of the balance into shares of the Company’s common stock at a conversion price of $2.70 per share. On August 16, 2011, Mr. Lin exercised this conversion right, and therefore has agreed to receive a total of 1,851,852 shares of the Company’s common stock in lieu of cash repayment under the Amended and Restated Note.

(b) Revenue - related party

Amounts earned from Yili and Kewen during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$347,126	$14,258	$566,790
Cost of sales	-	(88,345)	-	(196,597)
Gross profit	$-	$258,781	$14,258	$370,193

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(c) Rental expenses - related party

Rental expenses from renting buildings and offices from a related party charged to operation during the three and nine months ended September 30, 2011 and 2010 were approximately $66,728, $0, $181,388 and $0, respectively.

7. INVENTORIES

As of September 30, 2011 and December 31, 2010, inventories consist of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$10,898,127	$5,274,081
Work in Processes	5,209,329	227,455
Finished goods	5,074,033	4,700,253
Installations in process	11,705,134	9,730,077
Total	$32,886,623	$19,931,866

8. LONG-TERM INVESTMENTS

As of September 30, 2011 and December 31, 2010, long-term investments consist of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. (" Tianhe ")	$1,057,579	$2,006,802
Tianditu Co., Ltd	1,252,000	1,213,600
Xiamen Yili Geo Information Technology Co., Ltd. (" Yili ")	78,250	75,850
	$2,387,829	$3,296,252

Geo holds a 20% ownership interest in Tianhe . Although Geo owns 20% of Tianhe , Geo’s management does not have the ability to exercise significant influence over operating and financial policies of Tianhe due to the following factors:

a. The Company and Geo do not participate in the policy making, operations, or financial processes of Tianhe ; b. There are no intercompany transactions between the Company or Geo and Tianhe ; c. There is no interchange of managerial personnel; d. The Company and Geo do not nominate or hold a board position at Tianhe ; and e. There is no technological or financial dependence between the Company or Geo and Tianhe .

The management regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. As of December 31, 2010, management determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $855,000. As of September 30, 2011, the management reassessed the possible impairment on the investment in Tianhe and determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $997,000.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2011 and December 31, 2010, property, plant and equipment consist of:

	September 30,	December 31
	2011	2010
	(Unaudited)
Office building	$7,828,507	$7,559,941
Plant and machinery	30,126,347	27,900,717
Electronic equipment, furniture and fixtures	12,435,516	12,045,103
Motor vehicles	1,138,456	1,102,159
Purchased software	62,587,750	48,814,198
Total	114,116,576	97,422,118

Less: accumulated depreciation	(25,512,132)	(18,073,235)
	$88,604,444	$79,348,883

Depreciation expense for the three months ended September 30, 2011 and 2010 was approximately $2,805,000 and $1,974,000, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was approximately $7,966,000 and $5,415,000, respectively.

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of September 30, 2011, deposits for purchase of land use rights represent deposit for purchase of land use rights in Dongguan City of approximately $18.77 million (RMB119.96 million) by IST , and additional land premium paid for increase of plot ratios under existing land use rights in Fuyong County of Shenzhen of approximately $8.63 million (RMB55.16 million) by Huipu .

(b) Land use rights

As of September 30, 2011 and December 31, 2010, land use rights consist of:
	September 30,	December 31
	2011	2010
	(Unaudited)
Land use rights	$2,042,513	$1,979,867
Less: accumulated amortization	(85,883)	(50,673)
Land use rights, net	$1,956,630	$1,929,194

Amortization expense for the three months ended September 30, 2011 and 2010 was $11,000 and $10,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $33,000 and $32,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:
Remainder of 2011	$11,202
2012	44,808
2013	44,808
2014	44,808
2015	44,808
Thereafter	1,766,195
Total	$1,956,630

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(c) Intangible assets
As of September 30, 2011 and December 31, 2010, intangible assets consist of:
	September 30,	December 31
	2011	2010
	(Unaudited)
Software and software development costs	$8,822,494	$7,333,720
Technology	7,671,474	7,436,182
Trademarks	4,427,385	4,291,593
Customer base	314,565	304,917
Sub-Total	21,235,918	19,366,412
Less: accumulated amortization	(7,122,020)	(5,641,138)
Intangible assets, net	$14,113,898	$13,725,274

Amortization expense for the three months ended September 30, 2011 and 2010, was approximately $423,000 and $422,000, respectively.

Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $1,283,000 and $1,318,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$414,614
2012	1,931,242
2013	1,388,237
2014	1,382,391
2015	1,185,600
Thereafter	7,811,814
Total	$14,113,898

11.	BANK LOANS

(a) Short-term bank loans

	September 30,	December 31,
	2011	2010
	(Unaudited)
Secured short-term loans (1)	$30,025,127	$33,051,066
Add: amounts due within one year under long-term loan contracts	5,575,511	2,275,500
Total short-term bank loans	$35,600,638	$35,326,566

(1) Detailed information of secured short-term loan balances as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Collateralized by land and office buildings	$14,491,900	$12,682,120
Secured by iASPEC's trade receivable	2,660,500	979,982
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu’s ex- shareholder	-	5,741,894
Secured by HPC's trade receivable and guaranteed by Huipu’s ex-shareholder	2,270,163	1,760,000
Secured by Bocom's trade receivable and guaranteed by the Company	908,094	320,432
Secured by Huipu's trade receivable and guaranteed by the Company and Huipu	2,972,635	4,740,138
Guaranteed by IST	4,069,000	4,551,000
Guaranteed by Huipu	2,347,500	2,275,500
Guaranteed by the Company, CPSH and Bocom	305,335	-
Total	$30,025,127	$33,051,066

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. BANK LOANS (CONTINUED)

(b) Long-term bank loans
	September 30,	December 31,
	2011	2010
	(Unaudited)
Secured long-term loans	$5,693,547	$8,138,705
Less: amounts due within one year under long-term loan contracts	(5,575,511)	(2,275,500)
Total long-term bank loans	$118,036	$5,863,205

12. INCOME TAXES

Pre-tax income for the three and nine months ended September 30, 2011 and 2010 was taxable in the following jurisdictions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC	$1,081,805	$13,695,925	$14,214,826	$33,186,701
Others	(174,930)	(863,644)	1,434,083	(973,621)
Total income before income taxes	$906,875	$12,832,281	$15,648,909	$32,213,080

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$343,880	$2,424,760	$1,975,092	$5,539,873
Deferred taxes	(332,073)	(63,167)	(643,327)	156,412
Provision for income taxes	$11,807	$2,361,593	$1,331,765	$5,696,285

CHINA INFORMATION TECHNOLOGY, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC federal statutory tax rate	$25%	$25%	$25%	$25%
Computed expected income tax expense	226,718	3,208,070	3,912,227	8,053,270
Tax concession	(68,214)	(1,540,799)	(2,094,102)	(3,476,118)
Permanent differences	(188,430)	72,488	(364,959)	275,824
Non-deductible tax losses	7,398	716,766	112,509	958,219
Other differences	34,335	(94,932)	(233,910)	(114,910)
Income taxes	$11,807	$2,361,593	$1,331,765	$5,696,285

The significant components of deferred tax assets and deferred tax liabilities were as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)	(Unaudited)
Fixed assets	$397,913	$(203,296)	$275,209	$(205,199)
Intangible assets	91,429	(1,210,862)	95,517	(1,619,235)
Inventory valuation	154,440	-	258,339	-
Accounts receivable allowance	1,188,727	-	1,191,001	-
Salary payable	40,405	-	47,174	-
Subsidy income	-	-	68,493	-
Equity investments	338,734	-	167,733	-
Loss carry-forwards	346,428	-	593,595	-
Gross deferred tax assets and liabilities	2,558,076	(1,414,158)	2,697,061	(1,824,434)

Valuation allowance	(346,428)	-	(593,595)	-

Total deferred tax assets and liabilities	$2,211,648	$(1,414,158)	$2,103,466	$(1,824,434)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current deferred tax assets	$1,383,572	$1,565,006
Current deferred tax liabilities	-	-
Long-term deferred tax assets	828,076	538,460
Long-term deferred tax liabilities	(1,414,158)	(1,824,434)

Total net deferred tax assets	$797,490	$279,032

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of our PRC subsidiaries, our PRC subsidiaries are required to allocate at least 10% of their annual after-tax profits determined in accordance with PRC statutory financial statements to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. As of September 30, 2011, the balance of general reserve is $12.97 million.

Under applicable PRC regulations, the Company may pay dividends only out of the accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. As the statutory reserve funds can only be used for specific purposes under PRC laws and regulations, the general reserves are not distributable as cash dividends.

Our after-tax profits or losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration arising from business combinations.

14. EQUITY

(a) Issuance of new shares

On February 8, 2011, the Company issued 250,000 shares of common stock to eligible employees in connection with the Equity Incentive Plan. On May 3, 2011, upon achievement of earn out targets by Huipu , the Company issued 330,578 shares of common stock in connection with the acquisition of Huipu .

On August 16, 2011, the Company issued a total of 1,851,852 shares of the Company’s common stock at a conversion price of $2.7 per share as full repayment of $5 million shareholder’s loan.

On August 30, 2011, the Company waived the requirement for earn out targets by Huipu for fiscal years 2011 and 2012 and issued 688,707 shares of the Company’s common stock in connection with the acquisition of Huipu .

(b) Stock-based compensation

Effective September 13, 2007, the Board of Directors of the Company adopted the China Information Security Technology, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of the Company’s common stock may be issued pursuant to awards granted under the Plan.

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. EQUITY (CONTINUED)

On February 8, 2011, the Company granted eligible employees a total of 250,000 shares of the Company's common stock as compensation under the Plan. The fair value of these shares of approximately $1.10 million, based on the quoted market price, was accrued as of December 31, 2010 as the compensation was for services provided on 2010.

As of September 30, 2011, there was no unrecognized compensation expenses related to the non-vested options.

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues(1)
IT Segment	$15,766,275	$34,853,839	$51,540,425	$81,665,047
DT Segment	12,696,296	8,952,292	31,758,673	20,963,079
	28,462,571	43,806,131	83,299,098	102,628,126
(1) Revenues by operating segments exclude intercompany transactions.
Income from operations:
IT Segment	$671,971	$13,380,307	$13,614,906	$32,226,401
DT Segment	897,893	1,275,281	2,635,203	1,907,610
Corporate and others (2)	(204,470)	(1,654,542)	(509,729)	(2,442,591)
Income from operations	1,365,394	13,001,046	15,740,380	31,691,420

Corporate other income (expenses), net	365,567	357,395	2,074,322	1,431,174
Corporate interest income	119,861	22,024	254,807	51,318
Corporate interest expense	(943,947)	(548,184)	(2,420,600)	(960,832)
Income before income tax	906,875	12,832,281	15,648,909	32,213,080

Income tax expense	(11,807)	(2,361,593)	(1,331,765)	(5,696,285)
Net income	895,068	10,470,688	14,317,144	26,516,795

Net loss (income) attributable to the non-controlling interest	32,759	139,080	434,703	(273,850)
Net income attributable to the Company	$927,827	$10,609,768	$14,751,847	$26,242,945

(1)	Revenues by operating segments exclude intercompany transactions.

(2)	Includes non-cash compensation, professional fees and consultancy fees for the Company.

Total assets by segment as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Total assets:
IT Segment	$202,913,404	$209,739,372
DT Segment	157,416,620	129,533,782
Corporate and others	326,312	128,570
	$360,656,336	$339,401,724

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES

iASPEC , Bocom , Zhongtian , and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through March 2013. For the three months ended September 30, 2011 and 2010, the rent expenses were approximately $ 126,097 and $84,700, respectively. For the nine months ended September 30, 2011 and 2010, the rent expenses were approximately $ 360,891 and $300,900, respectively.

Future minimum lease payments under these lease agreements are as follows:

Remainder of 2011	$118,137
2012	349,348
2013	153,402
Total	$620,887

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $24.04 million (RMB 153.6 million) to be paid in cash in installments . As of September 30, 2011, the Company paid deposits of approximately $18.77 million (RMB 119.96 million). The Company will pay the remaining contracted amount within year 2011.

17. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. As of September 30, 2011 and December 31, 2010, the allowance of doubtful accounts were $6,692,000 and $6,073,000, respectively, which is the Company's best estimate of the amount of probable credit losses in existing accounts receivable.

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

For the three and nine months ended September 30, 2011 and 2010, the Company had no customer accounted for greater than 10% of third-party revenue.

At September 30, 2011, accounts receivables were due from 350 customers. Of these, no customer accounted for over 10% of the total accounts receivable. At September 30, 2010, accounts receivables were due from 282 customers and no customer accounted for over 10% of the total accounts receivable.

18. SUBSEQUENT EVENT

On September 16, 2011, the Company issued a press release about the $5 million shares repurchase program. The amount, timing and extent of any repurchases will depend on market conditions, the trading price of its common stock and other factors and will be subject to restrictions relating to volume, price and timing under applicable law, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company expects to implement this share repurchase program over the next 12 months, in a manner consistent with market conditions and the interest of shareholders. Repurchases may be in open-market transactions or through privately negotiated transactions, and the repurchase program may be expanded by the Board of Directors in the future. The repurchases will be funded with available cash on hand. Any shares of common stock repurchased under the program will be returned to treasury. On November 9, 2011, total 72,209 of the Company’s common stock were repurchased in accordance with the program.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CNIT,” “we,” “us,” or “our” and the “Company” are to the combined business of China Information Technology, Inc. and its consolidated subsidiaries, CITH , IST , ISSI , ISS , ISIID , Bocom , Zhongtian , HPC , Huipu ,; and iASPEC , to whose operations we succeeded on October 9, 2006 and who became our variable interest entity effective July 1, 2007, and its 52.54% majority owned subsidiary, Geo;

  “CITH” are to China Information Technology Holdings Limited, a British Virgin Islands company;

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

  “Geo” are to Wuda Geoinformatics Co., Ltd., a PRC company;

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

Overview of Our Business

We are a leading provider of information and display technologies in the PRC. We provide a broad portfolio of software, hardware and fully integrated solutions to customers in a variety of technology sectors including Geographic Information Systems, or GIS, Digital Public Security Technologies, or DPST , Hospital Information Systems, or HIS, Education and Media.

We were founded in 1993 and are headquartered in Shenzhen, China. As of September 30, 2011, we had more than 1,500 employees and 21 sales offices nationwide.

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

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC , our variable interest entity. iASPEC is a PRC domestic company owned by Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS , services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST , iASPEC and Mr. Lin, or the MSA , IST is entitled to receive 95% of the net received profit of iASPEC during the term of the Agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. During the nine months ended September 30, 2011, $38.7 million, or 46.42% of our revenue, was generated under this exclusive commercial arrangement with iASPEC .

  Third Quarter Financial Performance Highlights

We experienced significant weakness in demand for our products and services during the three months ended September 30, 2011. The following are some financial highlights for the third quarter:

  Revenue : Revenue decreased $15.34 million, or 35.03%, to $28.46 million for the three months ended September 30, 2011, from $43.81 million for the same period in 2010.

  Gross Profit : Gross profit decreased $11.6 million, or 55.02%, to $9.49 million for the three months ended September 30, 2011, from $21.09 million for the same period in 2010.

  Income from operations : Income from operations decreased $11.64 million, or 89.5%, to $1.37 million for the three months ended September 30, 2011, from $13.00 million for the same period in 2010.

  Net income attributable to the Company : Net income attributable to the Company was $0.93 million for the three months ended September 30, 2011, a decrease of $9.68 million, or 91.25%, from $10.61 million for the same period in 2010.

  Fully diluted net income per share : Fully diluted net income per share was $0.02 for the three months ended September 30, 2011, as compared to $0.21 for the same period in 2010.

As of September 30, 2011, the total of our contract backlog was approximately $36.62 million.

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

We report financial and operating information in the following two segments:

  Information Technology, or IT, Segment

  Display Technology, or DT, Segment

For more information regarding our operating segments, see Note 15 (Consolidated Segment Data) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue, and the increase or decrease in each key component between the indicated periods, both in dollars and as the percentage of change.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		Three Months Ended		Period-Over-Period
	September 30, 2011		September 30, 2010		Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$28,462,571	100.00%	$43,806,131	100.00%	$(15,343,560)	-35.03%
Costs of revenue	18,977,223	66.67%	22,720,538	51.87%	(3,743,315)	-16.48%
Gross Profit	9,485,348	33.33%	21,085,593	48.13%	(11,600,245)	-55.02%
Administrative expenses	(5,181,609)	-18.20%	(5,449,209)	-12.44%	267,600	-4.91%
Research and development expenses	(1,106,500)	-3.89%	(937,774)	-2.14%	(168,726)	17.99%
Selling expenses	(1,831,845)	-6.44%	(1,697,564)	-3.88%	(134,281)	7.91%
Income from operations	1,365,394	4.80%	13,001,046	29.68%	(11,635,652)	-89.50%
Subsidy income	475,026	1.67%	6,521	0.01%	468,505	7,184.56%
Other (loss)/income, net	(109,459)	-0.38%	350,874	0.80%	(460,333)	-131.20%
Interest income	119,861	0.42%	22,024	0.05%	97,837	444.23%
Interest expense	(943,947)	-3.32%	(548,184)	-1.25%	(395,763)	72.20%
Income before Income Taxes	906,875	3.19%	12,832,281	29.29%	(11,925,406)	-92.93%
Income Tax Expense	(11,807)	-0.04%	(2,361,593)	-5.39%	2,349,786	-99.50%
Net Income	895,068	3.14%	10,470,688	23.90%	(9,575,620)	-91.45%
Less: Net Income attributable to non-controlling interest	32,759	0.12%	139,080	0.32%	(106,321)	-76.45%
Net Income Attributable to CNIT	$927,827	3.26%	$10,609,768	24.22%	$(9,681,941)	-91.25%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the three months ended September 30, 2011, our revenue was $28.46 million, compared to $43.81 million for the three months ended September 30, 2010, a decrease of $15.34 million, or 35.03% . The decrease was primarily due to the Chinese government’s implementation of monetary tightening policies, which led to a slow-down in projects for our government customers, which generated over half of our revenues during the three-month periods ended September 30, 2011 and 2010.

Product sales increased by $0.4 million, or 3.16%, to $13.04 million for the three months ended September 30, 2011, as compared to $12.64 million in the same period of 2010. Product sales constituted 45.82% of total revenue during the three-month period ended September 30, 2011, as compared with 28.86% during the same period ended September 30, 2010. The increase mainly reflected our efforts to grow our DT segment to meet market demand from non-government sectors.

Software sales decreased by $22.62 million, or 76.75%, to $6.85 million for the three months ended September 30, 2011, from $29.47 million for the three months ended September 30, 2010. Software sales constituted 24.08% of our total revenue, which decreased from 67.28% during the same period in the prior year. The decrease was mainly due to the Chinese government’s implementation of monetary tightening policies, which led to a slow-down in software projects for our government customers.

Sales of system integration services increased by $6.79 million, or 503.43%, to $8.13 million for the three months ended September 30, 2011, as compared to $1.35 million for the same period of 2010. As a percentage of revenue, system integration sales increased from 3.08% during the three months ended September 30, 2010 to 28.58% during the three months ended September 30, 2011. The increase was mainly the result of an increase in demand for system integration solutions in connection with the Shenzhen Summer Universiade , which was held in August 2011, and new integration projects we secured during the second quarter of fiscal year 2011, including a $2.4 million system integration contract for the Shenzhen Police TETRA system.

Other revenue increased by $0.09 million, or 27.25%, from $0.34 million in the three months ended September 30, 2010 to $0.43 million in the same period of 2011. Other revenue was derived from maintenance services during the current period while during the three months ended September 30, 2010, we also generated royalty income.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by categories:

(All amounts, other than percentages, in U.S. dollars)
	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
Products	$13,042,469	45.82%	$10,315,504	20.91%	$12,643,172	28.86%	$10,725,203	15.17%
Software	6,852,447	24.08%	2,534,256	63.02%	29,474,263	67.28%	11,314,585	61.61%
System integration	8,134,110	28.58%	5,983,569	26.44%	1,347,984	3.08%	621,310	53.91%
Others	433,545	1.52%	143,894	66.81%	340,712	0.78%	59,440	82.55%
Total Revenue	$28,462,571	100.00%	$18,977,223	33.33%	$43,806,131	100.00%	$22,720,538	48.13%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

(All amounts, other than percentages, in U.S. dollars)
	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT Segment	$15,766,275	55.39%	$9,214,322	41.56%	$34,853,839	79.56%	$15,798,605	54.67%
DT Segment	12,696,296	44.61%	9,762,901	23.10%	8,952,292	20.44%	6,921,933	22.68%
Total	$28,462,571	100.00%	$18,977,223	33.33%	$43,806,131	100.00%	$22,720,538	48.13%

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

Cost of revenue and gross profit . Our cost of revenues decreased by $3.74 million, or 16.48%, to $18.98 million for the three months ended September 30, 2011, as compared with $22.72 million for the three months ended September 30, 2010. As a percentage of revenues, our cost of revenue increased to 66.67% during the three months ended September 30, 2011, from 51.87% in the same period of 2010. As a result, gross margin was 33.33% for the three months ended September 30, 2011, a decrease of 1,480 basis points from 48.13% in the same period of 2010.

The overall decrease in gross profit margins, as displayed in the above tables, resulted from several factors. First, during the quarter ended September 30, 2011, we continued to grow our DT solutions, and the percentage of revenue increased from 20.44% during the three months ended September 30, 2010 to 44.61% during the three months ended September 30, 2011. The increase in contribution from DT revenues resulted in a decrease in gross profit margin for the three months ended September 30, 2011 as our DT solutions business has lower average gross margins than other segments of our business. Second, due to the Chinese government’s implementation of monetary tightening policies, our government customers reduced software project orders. As a result, the percentage of software revenue decreased from 67.28% during the three months ended September 30, 2010 to 24.08% during the three months ended September 30, 2011. The decrease in contribution from software revenues resulted in a decrease in gross profit margin for the three months ended September 30, 2011as on average, software projects have higher average gross margins than other segments of our business. Third, the gross profit margin for our system integration business decreased from 53.91% during the three months ended September 30, 2010 to 26.44% in the three months ended September 30, 2011, primarily due to the high profit margin of certain projects in the 2010 period. However, as the Company is more selective with our acceptance of orders in an effort to improve the quality of our earnings, the gross margin for product and software sales increased during the three months ended September 30, 2011.

Administrative expenses. Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses decreased by $0.27 million, or 4.91%, to $5.18 million for the three months ended September 30, 2011, from $5.45 million in the same period of 2010. Notable changes that resulted in the decrease of administrative expenses were as follows: First, we did not grant any shares to employees during the three months ended September 30, 201, whereas we granted 250,000 shares of the Company’s common stock as compensation to employees during the three months ended September 30, 2010. The fair value based on the quoted market price was approximately $1.3 million. Second, we recognized an increase in impairment of a long-term investment of $0.74 million compared with impairment recognized during the third fiscal quarter of 2010. These changes were offset by an increase of provisions for accounts receivables and inventories of $0.94 million and $0.64 million, respectively, from the three-month period ended September 30, 2010 to the same period of 2011.

Research and development expenses. Our research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.17 million, or 17.99%, to $1.11 million for the three months ended September 30, 2011, from $0.94 million in the same period of 2010. As a percentage of revenue, research and development expenses accounted for approximately 3.89% of total revenue for the three months ended September 30, 2011, compared with 2.14% of total revenue for the same period in 2010. Such increase was primarily due to efforts to improve the profitability of existing products as well as development of new products.

Selling expenses. Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Our selling expenses increased $0.13 million, or 7.91%, to $1.83 million for the three months ended September 30, 2011, from $1.70 million in the corresponding period of 2010. This increase was due to our increasingly nationwide market expansion, which requires increased travel and telecommunication expenses as well as increased total compensation to sales and marketing staff.

Subsidy income. For the three months ended September 30, 2011 and 2010, in connection with research and development activities in a designated locale, we received approximately $475,026 and $6,521, respectively, as a subsidy from the local governmental agency in China.

Other loss, net. Other loss for the three months ended September 30, 2011 mainly represented the loss from recognizing a loss of approximately $0.16 million for settlement of a pending lawsuit during the quarter ended September 30, 2011.

Income tax expense. Income tax expense for the three months ended September 30, 2011 was $0.01 million, as compared with $2.36 million for the same period in 2010. The decrease was largely attributable to two factors. First, income tax expense decreased approximately $1.89 million due to the decrease of income before taxes arose from PRC subsidiaries of $12.61 million during the fiscal quarter ended September 30, 2011 compared to the fiscal quarter ended September 30, 2010. Second, our subsidiary ISS obtained the High Technology Enterprise designation during the second quarter of 2011 and was approved to enjoy the EIT rate at 15%, therefore, the EIT tax rate of ISS was reduced from 22% to 15% in the period ended September 30, 2011, which lowered our income tax expense by approximately $0.16 million during that period as compared with the same period of 2010.

Non-controlling interest. Non-controlling interest generated net loss of $0.03 million for the three months ended September 30, 2011. During July 2011, we transferred 100% of the equity interests of Zhongtian , a subsidiary of the Company, from our subsidiary Kwong Tai International Technology Limited (“ Kwong Tai”), to iASPEC . The Company consolidated the operation results of Zhongtian for three months ended September 30, 2011 into iASPEC . This non-controlling interest represents $0.03 million fee retained by iASPEC under the MSA , and $0.06 million from Geo’s loss due to its 47.46% non-controlling interest.

Net income attributable to the Company . As a result of the factors described above, net income decreased $9.68 million, or 91.25%, to $0.93 million during the three months ended September 30, 2011, from $10.61 million for the same period in 2010.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue, and the increase or decrease in each key component between the indicated periods, both in dollars and as the percentage of change.

 (All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		Nine Months Ended		Period-Over-Period
	September 30, 2011		September 30, 2010		Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$83,299,098	100.00%	$102,628,126	100.00%	$(19,329,028)	-18.83%
Costs of revenue	48,236,354	57.91%	53,626,774	52.25%	(5,390,420)	-10.05%
Gross Profit	35,062,744	42.09%	49,001,352	47.75%	(13,938,608)	-28.45%
Administrative expenses	(11,061,388)	-13.28%	(10,840,741)	-10.56%	(220,647)	2.04%
Research and development expenses	(2,990,237)	-3.59%	(2,067,854)	-2.01%	(922,383)	44.61%
Selling expenses	(5,270,739)	-6.33%	(4,401,337)	-4.29%	(869,402)	19.75%
Income from operations	15,740,380	18.90%	31,691,420	30.88%	(15,951,040)	-50.33%
Subsidy income	592,530	0.71%	438,201	0.43%	154,329	35.22%
Other income, net	1,481,792	1.78%	992,973	0.97%	488,819	49.23%
Interest income	254,807	0.31%	51,318	0.05%	203,489	396.53%
Interest expense	(2,420,600)	-2.91%	(960,832)	-0.94%	(1,459,768)	151.93%
Income before Income Taxes	15,648,909	18.79%	32,213,080	31.39%	(16,564,171)	-51.42%
Income Tax Expense	(1,331,765)	-1.60%	(5,696,285)	-5.55%	4,364,520	-76.62%
Net Income	14,317,144	17.19%	26,516,795	25.84%	(12,199,651)	-46.01%

Less: Net Income attributable to non-controlling interest	434,703	0.52%	(273,850)	-0.27%	708,553	-258.74%
Net Income Attributable to CNIT	$14,751,847	17.71%	$26,242,945	25.57%	$(11,491,098)	-43.79%

Revenue. For the nine months ended September 30, 2011, our revenue was $83.3 million, compared to $102.63 million for the nine months ended September 30, 2010, a decrease of $19.33 million, or 18.83% .

Product sales increased by $5.7 million, or 21.54%, to $32.16 million for the nine months ended September 30, 2011, as compared to $26.46 million in the same period of 2010. Product sales constituted 38.61% of total revenue during the current period as compared with 25.78% during the same period in the prior year. The increase of product sales business reflected our efforts to grow our DT segment.

Software sales decreased by $37.06 million, or 55.26%, to $30 million for the nine months ended September 30, 2011, from $67.06 million for the nine months ended September 30, 2010. Software sales constituted 36.01% of our total revenue during the nine months ended September 30, 2011, compared with 65.34% during the same period in the prior year. The decrease was mainly due to the Chinese government’s implementation of monetary tightening policies, which led to a slow-down in software projects for our government customers .

Sales of system integration services increased by $12.57 million, or 165.05%, to $20.19 million for the nine months ended September 30, 2011, as compared to $7.62 million for the same period of 2010. As a percentage of revenue, it increased from 7.42% during the nine months ended September 30, 2010 to 24.24% during the current period. Such growth primarily resulted from an increase in demand for system integration solutions in connection with the Shenzhen Summer Universiade, which was held in August 2011, and other new secured projects during the current year.

Other revenue decreased from $1.49 million in the nine months ended September 30, 2010 to $0.95 million in the same period of 2011, a decrease of $0.54 million, or 36.41%. Other revenue mainly derived from maintenance services in the nine months ended September 30, 2011, while in the same period of 2010, in addition to maintenance services, we also generated $0.55 million in royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by categories:

  (All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
Products	$32,162,844	38.61%	$24,910,658	22.55%	$26,462,653	25.78%	$21,779,326	17.70%
Software	29,999,605	36.01%	8,921,148	70.26%	67,059,131	65.34%	27,973,686	58.29%
System integration	20,189,827	24.24%	14,097,762	30.17%	7,617,390	7.42%	3,667,840	51.85%
Others	946,822	1.14%	306,786	67.60%	1,488,952	1.45%	205,922	86.17%
Total Revenue	$83,299,098	100.00%	$48,236,354	42.09%	$102,628,126	100.00%	$53,626,774	47.75%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT Segment	$51,540,425	61.87%	$23,886,248	53.66%	$81,665,047	79.57%	$37,519,555	54.06%
DT Segment	31,758,673	38.13%	24,350,106	23.33%	20,963,079	20.43%	16,107,219	23.16%
Total	$83,299,098	100.00%	$48,236,354	42.09%	$102,628,126	100.00%	$53,626,774	47.75%

Cost of revenue and gross profit. As indicated in the above tables, our cost of revenues decreased $5.39 million, or 10.05%, to $48.24 million, for the nine months ended September 30, 2011, from $53.63 million for the nine months ended September 30, 2010. As a percentage of revenues, our cost of revenue increased to 57.91% during the nine months ended September 30, 2011, from 52.25% in the same period of 2010. As a result, gross margin was 42.09% for the nine months ended September 30, 2011, a decrease of 5.66% from 47.75% in the same period of 2010.

The decrease in gross profit margins, as displayed in the tables above, resulted from our efforts in continuing to grow our DT solutions during the current period. The percentage of DT revenue increased from 20.43% during the nine months ended September 30, 2010 to 38.13% during the nine months ended September 30, 2011. The increase in contribution from DT revenues resulted in a decrease in gross profit margin for the nine months ended September 30, 2011.

Administrative expenses. Our administrative expenses increased by about $0.22 million, or 2.04%, to $11.06 million for the nine months ended September 30, 2011, from $10.84 million in the same period of 2010. Notable changes that resulted in increased administrative expenses were: First, impairment of a long term investment increased by $0.15 million between the nine months ended September 30, 2011 and 2010. Second, provisions of accounts receivables and inventory increased by $0.15 million and $0.49 million, respectively, between the nine months ended September 30, 2011 and 2010. Third, depreciation and amortization expenses increased by $0.24 million between the nine months ended September 30, 2011 and 2010. Fourth, miscellaneous daily operation expenses, such as building rental expense, due to inflation in China, increased by $0.39 million between the nine months ended September 30, 2011 and 2010. These changes were offset by the decrease of share based compensation expenses to employees of $1.3 million between the nine months ended September 30, 2011 and 2010.

Research and development expenses. Research and development expenses increased by $0.92 million, or 44.61% to $2.99 million for the nine months ended September 30, 2011, from $2.07 million in the same period of 2010. As a percentage of sales, research and development expenses accounted for approximately 3.59% of the total revenue for the nine months ended September 30, 2011, compared with 2.01% of total revenue for the same period in 2010. Such an increase was primarily a result of our efforts in improving product profitability and developing new products.

Selling expenses . Our selling expenses increased $0.87 million, or 19.75%, to $5.27 million for the nine months ended September 30, 2011, from $4.40 million in the corresponding period of 2010. The increase in selling expenses reflects our heightened efforts in national market expansion.

Subsidy income. For the nine months ended September 30, 2011 and 2010, in connection with research and development activities in a designated locale, we received approximately $592,530 and $438,201, respectively, as a subsidy from the local governmental agency in China.

Other income, net. Other income, net of $1.48 million for the nine months ended September 30, 2011, was primarily due to the fair value change for contingent shares paid towards the HPC acquisition. The approximate gain of $1.48 million resulted from a decrease of fair value of the liability associated with issuing contingent consideration that was recorded during the nine months ended September 30, 2011. Because our stock price declined during the period, the contingent liability, which is based on our stock price, also decreased in fair value. This decrease in contingent liability served to increase our income.

Income tax expense. Income tax expense for the nine months ended September 30, 2011 was $1.33 million, a decrease from $5.70 million for the same period in 2010. The decrease was largely due to the following factors: a) income before taxes arose from PRC subsidiaries decreased $18.97 million, causing approximately $2.85 million of the decrease; b) our subsidiary ISS obtained the High Technology Enterprise designation during the nine months ended September 30, 2011 and was approved to enjoy the EIT rate at 15% with retroactive effect from fiscal year 2010, causing approximately $0.5 million of the decrease from the reversal of accrued income tax for 2010; c) the income before tax of our subsidiary Huipu increased approximately $1.62 million as compared with the same period of last year, as there is unused carry-forward tax loss, causing approximately $0.24 million income tax expense decrease during the current period.

Non-controlling interest. Non-controlling interest of a net loss of $0.43 million for the nine months ended September 30, 2011 represents the $0.35 million fee retained by iASPEC under the MSA , and $0.78 million of Geo’s losses retained by the 47.46% non-controlling interest in Geo.

Net income attributable to the Company . As a result of the factors described above, net income decreased $11.49 million, or 43.79%, to $14.75 million during the nine months ended September 30, 2011, from $26.24 million for the same period in 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $5.18 million.

Our customers have historically been primarily public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, surveying, mapping, and healthcare management. Over the past several years, especially during 2011 and 2010, we diversified our customer base beyond our historical geographic reach and expanded our market and product offerings in the public and private sectors, through geographic expansion and enhancement of our technical capabilities. Along with our expansion in the market, our customer base of accounts receivable increased from 234 as of December 31, 2009, to 289 as of December 31, 2010, and to 350 as of September 30, 2011.

Due to the Chinese government’s implementation of monetary tightening policies since the second quarter of 2011, government customers have slowed their payment of our accounts receivables. Historically, government customers generated over half of our revenues. As a result, the percentage of total accounts receivable attributable to government customers increased to 82% as of September 30, 2011 from 77% as of December 31, 2010.

As the increase in our customer base and sales were primarily a result of an increase in non-public sector customers, the risk of recoverability increased compared with previous periods. Additionally, although we have had no significant experience of failure of collection of accounts receivables by government customers, the recent slowdown in payments described above has caused us to view these customers’ risk of recoverability as having increased. In this regard, we further noted that turnover days of accounts receivables increased. The accounts receivables that were outstanding for longer than one year accounted for 41% of total accounts receivable as of September 30, 2011 and 6% as of December 31, 2010, and government customers accounted for 91% of all receivables outstanding for longer than 1 year as of September 30, 2011 compared to 57% as of December 31, 2010.

We generally do not consider receivables from government customers to be past due at any particular point in time primarily for the following reasons: PRC government entities are very safe customers in that they are generally well-established and able to access credit more easily than private-sector customers. We have generally had good collection histories with these customers. The recent credit tightening policies has affected government customers relatively equally, and we therefore believe that the resulting slowdown in payments from such customers is outside their immediate control. We also view government customers as important to our business. As a result, we have continued sales relationships with most PRC government customers and extended flexible repayment terms to them, including with respect to those that have slowed payments to us.

With respect to private-sector customers, we generally provide for a payment period of 90 days. Typically we are willing to extend the payment period to up to 120 days. For payment extensions beyond this time, we typically evaluate private-sector customers based on the criteria described in Note 2(d) of the financial statements contained in this report. Due to their differing credit histories and period of operations, as described above, we consider the risk of recoverability for these customers to be higher than public-sector customers. However, we have generally been willing to continue the sales relationship with these customers and allow for additional time for them to make payments upon receipt of assurances that payment will be received as soon as practicable, in light of our aim to diversify our customer base and expand our market penetration. All accounts receivables with aging over 2 years with non-government customers were fully provided.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The Company estimated that the amount of probable credit losses in existing accounts receivable was equal to the allowance for doubtful accounts of $6.69 million at September 30, 2011 and $6.07 million at December 31, 2010. The following table describes the movement of allowance for doubtful accounts during the nine months ended September 30, 2011:

Balance at January 1, 2011	$6,072,644
Increase in allowance for doubtful accounts	3,137,251
Amounts recovered during current period	(2,205,330)
Reversal of allowance for doubtful accounts	(511,631)
Foreign exchange difference	198,582
Balance at September 30, 2011	$6,691,516

The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

Cash Flows
(All amounts in U.S. dollars)
	Nine Months EndedSeptember 30,
	2011	2010
Net cash provided by operating activities	$7,224,229	$18,870,730
Net cash used in investing activities	(14,411,587)	(47,637,336)
Net cash (used in)/provided by financing activities	(5,890,963)	32,524,281
Effect of exchange rate changes on cash and cash equivalents	90,687	765,526
Net (decrease)/increase in cash and cash equivalents	(12,987,634)	4,523,201
Cash and cash equivalents at beginning of the period	18,166,857	13,478,633
Cash and cash equivalents at end of the period	$5,179,223	$18,001,834

Operating Activities

Net cash provided by operating activities was $7.22 million for the nine months ended September 30, 2011, a decrease from $18.87 million in net cash provided by operating activities for the same period of 2010. The decrease was primarily due to an increase of our accounts receivables turnover days during the nine months ended September 30, 2011. Many government customers slowed down their payments as a result of China’s implementation of monetary tightening policies. Because over half of our total revenues are generated from government projects, accounts receivable turnover days increased from 215 days during the nine months ended September 30, 2010 to 330 days during the nine months ended September 30, 2011.

Investing Activities

Net cash used in investing activities was $14.41 million for the nine months ended September 30, 2011, as compared to $47.64 million net cash used in investing activities for the same period of 2010. The decrease was primarily due to: a) the Company paid approximately $17.27 million deposit for purchasing land use right during the nine months ended September 30, 2010; b) the Company decreased approximately $10.17 million software purchase during the nine months ended September 2011 as compared with the nine months ended September 30, 2010; and c) the Company used approximately $5 million to complete the construction of the plant acquired in the Huipu transaction during the nine months ended September 30, 2010.

Financing Activities

Net cash used in financing activities was $5.89 million during the nine months ended September 30, 2011, as compared to $32.52 million net cash provided by financing activities during the same period of 2010. The change was mainly attributable to the net proceeds of $9.38 million raised from an offering of common stock during the nine months ended September 30, 2010, and a decrease in net borrowings of $29.24 million during the nine months ended September 30, 2011 as compared with the same period of last year.

Loan Facilities
As of September 30, 2011 and December 31, 2010, our short-term loan facilities were as follows:
(a) Short-term bank loans
(All amounts in U.S. dollars)
	September 30, 2011	December 31, 2010
Secured short-term loans	$30,025,127	$33,051,066
Add: amounts due within one year under long-term loan contracts	5,575,511	2,275,500
Total short-term bank loans	$35,600,638	$35,326,566

(b) Long-term bank loans

(All amounts in U.S. dollars)
	September 30, 2011	December 31, 2010
Secured long-term loans	$5,693,547	$8,138,705
Less: amounts due within one year under long-term loan contracts	(5,575,511)	(2,275,500)
Total long-term bank loans	$118,036	$5,863,205

The covenants or financial restrictions related to our outstanding debt obligations as of September 30, 2011 related to Huipu are as follows:

  Huipu should maintain a certain level of tangible assets;

  Huipu should inform the bank 30 days before any of the following events occurs; if the bank determines that such event will cause a material impact to the bank loan, Huipi may perform the event only upon receipt of the approval of the bank:

  dispose material assets constituting over 10% of the total net assets by sale, bestowment, lending, transfer, mortgage, pledge or any other means;

  profit distribution over 30% of the current year’s after tax profits, or over 20% of the total retained earnings; and

  new investments by Huipu outside its current operations which constitute over 20% of its net assets.

As of September 30, 2011, we were in compliance with the above covenants.

Our short-term loan balances as of September 30, 2011 and December 31, 2010 were $35.6 million and $35.33 million, respectively. As a percentage of working capital, short-term bank loans accounted for approximately 52.95% and 60.06% as of September 30, 2011 and December 31, 2010, respectively. The net result reflects management’s effort to reduce our reliance on bank borrowings as a source of working capital.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Intracompany Transfers

Our subsidiaries that are organized in the PRC may pay dividends only out of their accumulated profits and our PRC subsidiaries are required to set aside at least 10% of their after-tax profit to their general reserves until such reserves cumulatively reach 50% of their respective registered capital. Our PRC subsidiaries’ general reserves are not distributable as cash dividends. Restrictions on our net assets include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration for Foreign Exchange, or SAFE, approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We are not aware of other restrictions on our net assets or the transferability of assets via loans or advances to our non-PRC consolidated entities. As our operations are principally based in China, our non-PRC consolidated entities do not have material cash obligations.

An offshore holding company, as a shareholder of a foreign-invested enterprise, or FIE, can make loans to the FIE, provided the parties comply with PRC regulations governing such loans. Our parent company can make a shareholder loan to a PRC subsidiary provided that (i) the amount of the loan does not exceed the difference between the total investment and registered capital as approved by the local Administration for Industry and Commerce that issued the business license of the subsidiary; and (ii) before the loan can be converted into RMB, the subsidiary reports to SAFE the intended use of proceeds (which cannot be to purchase domestic assets). The subsidiary can finance the operations of iASPEC in accordance with the terms of the MSA.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2011:

 (All amounts in U.S. dollars)

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$620,887	$118,137	502,750	$-	$-
Purchase Obligations	5,269,405	5,269,405	-	-	-
Interests payable of loan-term bank loan	135,627	114,322	13,281	8,024	-
Long-term bank loan	5,693,547	5,575,511	70,822	47,214	-
Total	$11,719,466	$11,077,375	586,853	$55,238	$-

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

Goodwill

In accordance with FASB ASC topic 350, we reviewed goodwill impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. Due to the Chinese government’s implementation of monetary tightening policy, our revenue decreased significantly, especially software technology sales during the three months ended September 30, 2011. Although we do not consider the slowdown of our growth gives rise to a significant adverse change in our business, to be prudent, we performed the goodwill impairment test for the nine-month period ended September 30, 2011.

We used the Discounted Cash Flow Method to estimate the fair value of goodwill. Determining the fair value of a reporting unit involved the use of significant estimates and assumptions, such as revenue growth rate, gross profit rate, and discount rate. The average net income increase rate used in the cash flow models approximately ranged from 5% to 9% depending on the reporting unit over the initial five-year forecast period. The discount rate used in the cash flow models was approximately 12%, which was calculated by weighted average cost of capital.

Based on the above calculation of our cash flow models, the test results indicated that all of the fair value of each reporting units exceeding their carrying values. The percentage of the excess of DT segment and IT segment was 14% and 50%, respectively. We believed that the reporting unit for DT segment which the fair value exceeded carrying value by only approximately 14% is at risk of failing step one of the goodwill impairment test in the future. The Company put more effort in developing the display technology business, and the contribution from DT segment has been increased during the current period. Though the management has the confidence in the developing of our DT segment in the future, we intend to closely monitor any event or change in circumstances that could negatively affect the key assumptions relating to this reporting unit.

Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and net income increase rate. We performed a sensitivity analysis that indicated that the discount rate ranged from 11% to 14%, the net income increase rate ranged from 4% to 8%, the fair value of each reporting unit still exceeded the carrying value, and that no goodwill impairment was required.

Goodwill by segment as of September 30, 2011 and December 31, 2010 was as follows:
	(All amounts in U.S. dollars)
Goodwill	September 30, 2011	December 31, 2010
IT Segment	$26,816,149	$25,941,242
DT Segment	26,841,420	25,977,033
Total	$53,657,569	$51,918,275

Any goodwill arising on the acquisition of a foreign operation and any fair value adjustments to the carrying amounts of assets and liabilities arising on the acquisition of that foreign operation shall be treated as assets and liabilities of the foreign operation. Thus they shall be expressed in the functional currency of the foreign operation and shall be translated at the closing rate. As our acquired subsidiaries’ functional currency is RMB, goodwill arising on these acquisitions is denominated in RMB. As our presentation currency is USD, the change of goodwill balance represents the foreign exchange difference between each period or year end.

Recently Issued Accounting Pronouncements

Please refer to note 2 to our condensed interim consolidated financial statements, “Summary of Significant Accounting Policies – (f) Recent Accounting Pronouncements – Intangibles – Goodwill and Other (Accounting Standards Updates 2011-08),” for a discussion of relevant pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of September 30, 2011 and December 31, 2010 was $0.12 million and $5.86 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2011 would decrease net income before provision for income taxes by approximately $96,000, or less than 1% for the three months ended September 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $14.04 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2011. As of September 30, 2011, our accumulated other comprehensive income was $18.56 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin, and our Interim Chief Financial Officer, Mr. Zhi Qiang Zhao, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Lin and Mr. Zhao, determined that, as of September 30, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed in the Company’s Form 8-K filed with the SEC on August 29, 2011, CITH , HPC , Rita Leung Kwai Fong, or the Seller, and the Company entered into an amendment, dated as of August 26, 2011, to a Purchase Agreement among the parties, dated as of August 28, 2009, or the Amendment, pursuant to which the Company waived the requirement for HPC to attain certain audited consolidated after tax net income thresholds for fiscal years 2011 and 2012 and agreed to issue 688,707 shares of the Company’s common stock to the Seller or her designee(s ) within 10 days of the execution of the Amendment, in consideration of termination of employment of the Seller and certain other members of HPC’s management with immediate effect and a release of all claims that the Seller and the related members of HPC’s management had or may have had against the Company. The parties agreed that the termination of the relationship would put the Company in a better position to execute its management strategies related to HPC .

Pursuant to the Amendment, on August 30, 2011, the Company issued 688,707 shares of the Company’s common stock to the Seller’s designee. The shares of the Company’s common stock that were issued were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company issued the shares in reliance on the exemptions from registration provided by Regulation S of the Securities Act. The Company's reliance upon Regulation S was based upon the following factors: (a) the Seller’s designee is not a U.S. person and was not acquiring the shares for the account or benefit of any U.S. person, (b) the Seller’s designee agreed not to offer or sell the shares (including any prearrangement for a purchase by a U.S. person or other person in the United States) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, and (c) at the time of the origination of contact concerning and at the date of the execution and delivery of the Amendment, the Seller’s designee was outside of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

As disclosed in the Company’s Form 8-K filed with the SEC on August 29, 2011, CITH , HPC , Rita Leung Kwai Fong, or the Seller, and the Company entered into an amendment, dated as of August 26, 2011, to a Purchase Agreement among the parties, dated as of August 28, 2009, or the Amendment, pursuant to which the Company waived the requirement for HPC to attain certain audited consolidated after tax net income thresholds for fiscal years 2011 and 2012 and agreed to issue 688,707 shares of the Company’s common stock to the Seller or her designee(s ) within 10 days of the execution of the Amendment, in consideration of termination of employment of the Seller and certain other members of HPC’s management with immediate effect and a release of all claims that the Seller and the related members of HPC’s management had or may have had against the Company. The parties agreed that the termination of the relationship would put the Company in a better position to execute its management strategies related to HPC .

Pursuant to the Amendment, on August 30, 2011, the Company issued 688,707 shares of the Company’s common stock to the Seller’s designee. The shares of the Company’s common stock that were issued were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company issued the shares in reliance on the exemptions from registration provided by Regulation S of the Securities Act. The Company's reliance upon Regulation S was based upon the following factors: (a) the Seller’s designee is not a U.S. person and was not acquiring the shares for the account or benefit of any U.S. person, (b) the Seller’s designee agreed not to offer or sell the shares (including any prearrangement for a purchase by a U.S. person or other person in the United States) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, and (c) at the time of the origination of contact concerning and at the date of the execution and delivery of the Amendment, the Seller’s designee was outside of the United States.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	First Amendment to Stock Purchase Agreement, dated as of August 26, 2011, by and among China Information Technology Holdings Limited, HPC Electronics (China) Company Limited, Rita Leung Kwai Fong, and China Information Technology, Inc. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2011]
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011

CHINA INFORMATION TECHNOLOGY, INC.

By: /s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhi Qiang Zhao
Zhi Qiang Zhao, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Stock Purchase Agreement, dated as of August 26, 2011, by and among China Information Technology Holdings Limited, HPC Electronics (China) Company Limited, Rita Leung Kwai Fong, and China Information Technology, Inc. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2011]
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.