Form 10-K
period 2011-12-31
China Information Technology, Inc.
filed 2012-03-07
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

(+86) 755-8370-8333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

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

Yes [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]             No [  ]

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

Yes [  ]             No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Select Market) was approximately $67.3 million. Shares of the registrant’s common stock held by each executive officer, director and person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 55,182,924 shares of the registrant’s common stock outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CNIT,” “we,” “us,” or “our” and the “Company” are to the combined business of China Information Technology, Inc. and its consolidated subsidiaries, Bocom, CITH, HPC, Huipu, ISS, ISSI, ISIID, IST, and iASPEC, to whose operations we succeeded on October 9, 2006 and which became our variable interest entity effective July 1, 2007, and its 52.54% majority-owned subsidiary, Geo and 81.65% majority-owned subsidiary, Zhongtian;
  “Bocom” are to Shenzhen Bocom Multimedia Display Technology Co., Ltd., a PRC company;
  “CITH” are to China Information Technology Holdings Limited, a British Virgin Islands company;
  “Geo,” are to Wuda Geoinformatics Co., Ltd., a PRC company;
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
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Renminbi” and “RMB” are to the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

We completed a reverse stock split on March 1, 2012, pursuant to which every two shares of our common stock were combined into one share of common stock. Except for the number of shares outstanding stated on the cover page of this report, all references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise.

PART I

ITEM 1.	BUSINESS.

Overview of Our Business

We are a leading provider of information and display technologies in the PRC. We provide a broad portfolio of software, hardware and fully integrated solutions to customers in a variety of technology sectors including Geographic Information Systems, or GIS, Digital Public Security Technologies, or DPST, Digital Hospital Information Systems, or DHIS, education, media, and consumer products.

We were founded in 1993 and are headquartered in Shenzhen, China. As of December 31, 2011, we had approximately 1,540 employees and 23 sales offices nationwide.

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

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC , our variable interest entity. iASPEC is a PRC domestic company owned by Mr. Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, or the MSA, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2011, 2010 and 2009, 47.1%, 39.1% and 48.6% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC.

We report financial and operating information in the following two segments:

(1)

Information Technology, or IT, segment: IT includes revenues from products and services surrounding our variety of software core competencies, currently primarily in GIS, DPST and DHIS. IT segment revenues are generated from the sales of software and system integration services, as well as hardware other than display products.

(2)

Digital Technology, or DT, segment: DT includes revenues from products and services surrounding our display technology core competencies, currently primarily in GIS, DPST, education, media, and consumer products. DT segment revenues are generated from sales of hardware and total solutions of hardware integrated with proprietary software and content, as well as services.

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

On August 26, 2010, we changed our name to China Information Technology, Inc.

Share information included in this section does not give retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

Reverse Merger Transaction

Between October 6, 2006 and January 31, 2007, our shareholders approved a series of transactions whereby we purchased all the issued and outstanding stock of CITH from our current Chairman and Chief Executive Officer Jiang Huai Lin, for 25,500,000 shares of our common stock. As a result of these transactions, CITH and its wholly-owned subsidiary, IST, became our wholly-owned subsidiaries, and Mr. Lin became the beneficial owner of 25,500,000 shares of our common stock, which, at January 31, 2007, constituted 80.8% of our issued and outstanding common stock.

Management Services Agreement (MSA)

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

  Mr. Lin agreed to enter into a pledge agreement with IST to pledge all his equity interests in iASPEC as security for his and iASPEC’s fulfillment of their respective obligations under the Management Service Agreement, and to register the pledge agreement with the local Administration for Industry and Commerce;

  Mr. Lin confirmed his status as the sole shareholder of iASPEC and his assumption of all the obligations of the iASPEC shareholder under the agreement, including a confirmation of his continuing obligation under a written guaranty, dated August 1, 2007, executed by the iASPEC shareholders in connection with the Management Service Agreement;

  Based on iASPEC’s needs for its development and operation, IST has the right, from time to time, at its sole discretion, to provide iASPEC with capital support either as an entrustment of funds to iASPEC, or as an advance to Mr. Lin, as iASPEC’s shareholder, for the sole purpose of making a capital contribution to iASPEC for use in the business of iASPEC; provided that, any such advance for capital contribution will be evidenced by an “advance agreement” in the form attached to the Amended and Restated Management Services Agreement; and

  IST agreed that it will not interfere in any business of iASPEC covered by iASPEC’s State Secret related Computer Information System Integration Certificate, including but not limited to, seeking access to relevantn documents regarding such business; provided, however, that iASPEC agreed that it will cooperate with the requests of the Company as necessary to comply with the Company’s reporting obligations to the SEC.

In addition, during the term of the amended MSA, certain material actions with respect to iASPEC will require the affirmative vote of the majority of the Board of Directors of the Company, including the affirmative vote of at least one member of which who is not employed by IST, iASPEC, or any affiliate of either of them. Such material actions include: (a) the nomination, appointment, election or replacement of any members of any Board of Directors of iASPEC (who must be a citizen of the PRC); (b) the approval of any profit distribution plan and loss compensation plan; (c) any merger, division, change of corporate form, dissolution or liquidation of iASPEC; (d) any loan or advance or other payments or transfers of funds from IST to iASPEC; (e) any declaration of any dividend or any distribution of profits by iASPEC; (f) the formation or disposition of any subsidiary by iASPEC, or the acquisition or disposition of any equity interest or other interest in any other entity by iASPEC; (g) any corporate borrowing or lending by iASPEC except for routine extension of terms to trade creditors; (h) the encumbrance of any of the assets of iASPEC under any lien, except in the ordinary course of business; (i) any change in the methods of accounting or accounting practices of iASPEC; (j) any change in the scope of business of iASPEC, or any decision to engage in any type of business other than those engaged in by iASPEC as of the date of the agreement or (k) any agreement to do any of the foregoing.

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

On April 7, 2008, iASPEC acquired Geo, pursuant to (1) a share purchase and increased capital agreement, dated as of February 16, 2008, by and among iASPEC, Wuhan Wuda Venture Capital Co., Ltd., Song Ai Hong and Geo, for the purchase of 46% of Geo for a purchase price of approximately $4,819,000, and (2) a share purchase agreement, dated as of February 16, 2008, between iASPEC and Li Wei, for the purchase of 2.4% of Geo for a purchase price of approximately $666,700. On September 3, 2010, Geo increased its registered capital from RMB 60,000,000 (approximately $8,849,680) to RMB 79,200,000 (approximately $11,681,588). The RMB 19,200,000 (approximately $2,831,900) increase was contributed by iASPEC and a group of new shareholders, consisting of the management teams of both GEO and iASPEC, including Mr. Jiang Huai Lin, the Company’s chief executive officer. As a result of the capital increase, the equity interest owned by iASPEC in Geo was reduced from 57% to 52.54%, and the management teams of Geo and iASPEC now hold 11.02% of the equity interest in Geo.

On October 31, 2008, we completed the acquisition of Kwong Tai International Technology Limited, a Hong Kong company, or Kwong Tai, and its PRC operating subsidiary, Zhongtian, from Wide Peace International Investments Limited, or Wide Peace, for a purchase price of $16,500,000. We paid $9,900,000 (approximately RMB 67,617,000) in cash and the remaining $6,600,000 was paid in 1,280,807 shares of our common stock.

Wide Peace was obligated to return 355,164 of the purchased shares to us if Zhongtian did not attain an audited minimum after tax net income, or ATNI, of $2,200,000 for fiscal year 2009, and an additional 355,164 of the shares if Zhongtian did not attain an audited minimum ATNI of $2,860,000 for fiscal year 2010. The 2009 and 2010 targets were met by Zhongtian. On May 5, 2011, Kwong Tai and iASPEC entered into an equity transfer agreement, pursuant to which Kwong Tai agreed to transfer 100% of its equity interest in Zhongtian to iASPEC for a purchase price of RMB 20,240,650 (approximately $3,113,946). On December 29, 2011, Zhongtian’s registered capital was increased by RMB 7,470,000 (approximately $1,175,778) from RMB 33,240,650 (approximately $5,232,078) to RMB 40,710,650 (approximately $6,407,856). This contribution was made by members of the management of Zhongtian, including Mr. Jiang Huai Lin, the Company’s chief executive officer. As a result of the capital increase, the equity interest owned by iASPEC in Zhongtian was reduced from 100% to 81.65%, and members of the management of Zhongtian now hold 18.35% of the equity interest in Zhongtian.

On October 1, 2009, we completed the acquisition of HPC and its PRC operating subsidiary, Huipu, from Ms. Rita Kwai Fong Leung for a purchase price of $16,000,000. We paid $8,000,000 (approximately RMB54,640,000) of the purchase price in cash and the remaining $4,000,000 in 1,101,930 shares of our common stock. We were also obligated to issue and deliver to Ms. Leung up to an additional 1,101,930 shares of our common stock in accordance with certain make good provisions agreed to between the parties if HCP attained certain audited consolidated ATNI thresholds for fiscal years 2010 through 2012. On August 26, 2011, the parties entered into an amendment to the purchase agreement, pursuant to which we waived the requirement for HPC to attain the ATNI thresholds for fiscal years 2011 and 2012 and we agreed to issue 688,707 shares of our common stock to Ms. Leung in consideration of termination of employment of Ms. Leung and certain other members of HPC’s management with immediate effect and a release of all claims Ms. Leung and the related members of HPC’s management have or may have against us. The parties agreed that the termination of the relationship will put us in a better position to execute our management strategies related to HPC.

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

The power of a GIS comes from the ability to relate different information in a spatial context and reach a conclusion about this relationship. Most of the information we have about our world contains a location reference, placing that information at some point on the globe. However, GIS can be used to emphasize objects on a map, their absolute location on the Earth’s surface and their spatial relationships, in a series of attribute tables—the “information” part of a GIS. For example, while a computer-aided mapping system may represent a road simply as a line, a GIS may also recognize that road as the boundary between wetland and urban development between two census statistical areas. A GIS, therefore, can reveal important new information (such as whether features intersect or whether they are adjacent) that leads to better decision making or solutions.

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

Data – Data is the core of any GIS. There are two primary types of data that are used in GIS, data in geodatabases and attribute data. A geodatabase is a database that is in some way referenced to locations on earth. Geodatabases are grouped into two different types: vector and raster. A vector image is stored as geometric objects, such as lines and arcs, which are drawn between specific coordinates. If you magnify a vector image you see the lines more accurately, and the line edges stay smooth. A raster image is made up from pixels, like the picture obtained from a scanner, or the screen image on a computer monitor, and has a finite amount of detail which is dependent upon the image size and resolution. However, the closer one looks at a raster image the coarser it appears and one does not see any extra detail. Vector drawings are utilized in GIS and other applications where accuracy is important. Usually coupled with this data is data known as attribute data. Attribute data are data that relate to a specific, precisely defined location. The data are often statistical but may be text, images or multimedia. These are linked in the GIS to spatial data that define the location.

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

Law Enforcement – GIS software uses geography and computer-generated maps as an interface for integrating and accessing massive amounts of location-based information. GIS allows law enforcement and criminal justice personnel to effectively plan for emergency response, determine mitigation priorities, analyze historical events, and predict future events. GIS can also be used to get critical information to emergency responders upon dispatch or while en route to an incident to assist in tactical planning and response. While law enforcement agencies collect vast amounts of data, only a very small part of this information can be absorbed from spreadsheets and database files. GIS provides a visual, spatial means of displaying data, allowing law enforcement agencies to integrate and leverage their data for more informed decision-making.

Public Works and Development – Use of GIS software in public works improves efficiency and productivity to better serve citizens. For example, GIS applications are in demand in connection with the construction of the Pan Asia Railway and development of the Meigong River and Tumen River in northwestern China. Such public works systems could use GIS to connect all divisions in a public works department from engineering to accounting, which streamlines work flows, asset management, operations, and planning. Using a GIS throughout the department allows all sections to share and easily access geographic data. GIS promotes data integrity and facilitates better communication and decision-making throughout the organization.

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

GIS Industry in China

GIS is becoming an increasingly important component of business, healthcare, security, government, trade, media, transportation and tourism industries and operations in China. GIS software is playing an increasingly strategic role for the Chinese government to increase its efficiency and enable the geographic information consolidation for information sharing and exchange, and for Chinese companies to analyze and manage business operations. GIS has been put to use in many spheres by the Chinese public and private sectors, including land survey, mineral exploitation, water conservancy and environmental protection. It also has applications in power generation, mapping, telecommunication, and the management of public administration and public services.

According to the National Administration of Surveying, Mapping and Geoinformation of China, the GIS industry in China was valued at RMB 100 billion in 2010. China’s GIS software market by itself was valued at RMB 9 billion in 2010. It was further expected that this market would grow by 25% over the next 5 years.

Our Growth Strategy

Our objective is to be the leading provider of integrated solutions for both of our Information Technology, or IT, business, and our Display Technology, or DT, business, which provides primarily high-end digital display products, integrated software and related services specialized for GIS, DPST, education, media, and other various industry uses.

Our intelligence solutions can help organizations make more insightful decisions and improve the efficiency of their internal processes. Our strategy for achieving this objective includes the following key elements:

  Expand geographic footprint to cover all major markets in China. We intend to leverage our strengths to expand into new geographic markets. For the fiscal year ended December 31, 2011, approximately 44% of our total revenue was generated through our operations in Guangdong Province. We manage our nationwide operations in strategic development areas in China’s south, north, east, center, southwest, northwest, and northeast. We have established offices in Guangzhou, Beijing, Wuhan, and Hunan Province, and Xinjiang Uyghur Autonomous Region, and work through representatives in Nanning (Guangxi Province), Dongguan (Guangdong Province), Chongqing Municipality, Nanjing (Jiangsu Province), Harbin (Heilongjiang Province), Shandong Province, and other cities and provinces in China. Our nationwide distribution network in China covers 32 provinces and provincial cities throughout China. We believe that expanding our presence in new geographic areas will allow us to increase our cross-selling opportunities for our product and service offerings.

  Strengthen R&D capability to enhance and expand core products and further penetrate customer base. To provide our clients with innovative solutions, we expect to offer additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus.

  Continue to maintain our leading position in the GIS and public security technology market. We plan to leverage our strong industry reputation and brand recognition to obtain new customers and new projects from existing customers.

  Expand into the private sector. We are witnessing market readiness to adopt our IT and DT solutions that used to serve highly specialized activities of public agencies. As the private sector grows in technological sophistication, we plan to penetrate into this new sector of the market with both IT and DT solutions.

  Move up the value-chain. As we integrate our core competencies within our software and display technology groups we are creating innovative multifunctional products that can open up whole new markets for us. For example, our industry leading interactive digital education system (IT-Pad) and our multifunctional digital display products (DS-Pad) will help us to transition our DT segment away from low-margin LCD TV products and into the more high value and differentiated product markets.

We expect to execute these key elements of our growth strategy through a combination of investments in internal initiatives. Internal initiatives will focus on expanding capacity and enhancing our technology and services capabilities.

Our Products and Services

Through the operations of our China-based subsidiaries and the subcontracting services provided for under our MSA, we are a provider of products and integrated solutions for China’s IT and DT markets in GIS, DPST, DHIS, education, media, and consumer products.

Geographic Information Systems (GIS) Software Services and Operations

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

Digital Public Security Technology (DPST)

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

Intelligent Recognition Systems – Our Intelligent Recognition product is used by the Ministry of Public Security for effective border control management. The Recognition System stores biometric information, such as finger-prints and facial features from passengers in a database and integrates it with infrared and license plate recognition technologies to enable the automation of border control checkpoints for faster and more accurate processing of passengers, while at the same time helping to safeguard borders from stowaways, and greatly improving overall efficiency and the effectiveness of border control management. The rapid development of China in recent years has also led to growing passenger traffic across its borders, which reached over 400 million people in 2011. To address the increasing requirement and faster and more accurate checkpoint processing of passenger traffic, Exit and Entry Frontier Stations throughout China are in the process of implementing their own intelligent border control systems. These systems can also be used to strengthen port control and surveillance in China’s over 200 air, sea and land ports and have many alternative private sector applications, including the management and control of stadium attendance, parking lot traffic, work attendance and toll road traffic.

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

Digital Hospital Information Systems (DHIS)

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

Display Technology

After years of effort, we have developed new digital display technologies products embedded with our industry-leading software development and customization capabilities. We have recently introduced, or expect to introduce in 2012, our new generation of advanced digital technology products including:

CNIT IT-Pad The CNIT IT-Pad is a display device with a built-in, customizable computer, and a digital high-definition touch-screen. The CNIT IT-Pad is tailored for “Interactive Teaching” and is intended to provide innovative and multimedia-rich interactive education and conferencing tools for our customers.

CNIT DS-Pad The CNIT DS-Pad is a type of multimedia advertising device that can display compelling advertisements by means of video, animation, pictures and text. The CNIT DS-Pad comes in various sizes, with screens ranging from 15 to 82 inches. The product is also customizable to fit different needs, with styles including free-standing or wall-mountable, indoor or outdoor, and with traditional or touch-screen technology.

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

As of December 31, 2011, we had 118 registered and copyrighted software products and had 21 applications pending, and held 17 patents.

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

Sales and Marketing

We develop new business by identifying and contacting potential new customers and through referrals, or as a result of new customers contacting us because of our strong brand recognition and reputation in the industry. We strengthen our market presence through various types of marketing campaigns, such as participating in exhibitions, trade fairs and seminars, developing distributors and dealers, and presenting solutions to prospective customers. We participate in several domestic and international trade fairs such as the China High-Tech Fair in Shenzhen and the e-Gov China Fair and the China Education Devices Exhibition in Beijing. We also participate in seminars held by Esri, IBM, and other prominent market participants each year, to raise our recognition and promote our products. These trade fairs not only promote our reputation, but also our brand name.

Our Major Customers

In fiscal years 2011, 2010 and 2009, no single customer represented 10% or more of our total revenue. The following tables provide revenue by our major customers for the years ended December 31, 2011, 2010 and 2009.

Year 2011
	Revenues	Percentage of
	(Thousands)	Total Sales
Changfeng Technology Industrial Group	$7,016	$6%
Shenzhen Huipuchaungxin Technology Limited	4,142	4%
Shenzhen Huipukaichuang Technology Limited	3,846	3%
Shenzhen Municipal Public Security Bureau Information Office	2,768	2%
Jincheng Municipal Public Security Bureau, Shanxi Province	2,325	2%
TOTAL	$20,097	$17%

Year 2010
	Revenues	Percentage of
	(Thousands)	Total Sales
Shenzhen Municipal Public Security Bureau Information Office	$7,017	$4%
Shenzhen Municipal Public Security Bureau Residence Card Program Office	6,946	4%
Shenzhen Huipuchaungxin Technology Limited	5,578	3%
Guangzhou Municipal Public Security Bureau ,Guangdong Province	4,955	3%
Changfeng Technology Industrial Group	4,288	3%
TOTAL	$28,784	$17%

Year 2009
	Revenues	Percentage of
	(Thousands)	Total Sales
Haikou Boshuntong Software Development Company	$6,288	$6%
Shenzhen Longtushenzhou Information Limited	5,204	5%
Shenzhen Municipal Public Security Bureau	4,967	5%
Huipu Electronics (Shenzhen) Co., Ltd. (prior to acquisition)	4,566	5%
Shenzhen Tianshengji Technology Limited	4,393	4%
TOTAL	$25,418	$25%

Competition

The markets for the GIS, DPST and DHIS sectors in China have developed in recent years but are still in an emerging stage. There are currently only a few key players engaged in each of these fields. In the PGIS area, Beijing Founder Digital Company Limited and Beijing Easymap Information Technology Co., Ltd. are two important competitors. In the GIS platform software business, we consider Esri, Super Map Software Co., Ltd., or SuperMap, and Zondy Cyber Group Co., Ltd., or Zondy Cyber, as meaningful competitors. In the DHIS sector, our main competitors include Neusoft Corporation, or Neusoft, and DHC Software Company Limited, or DHC Software.

In the digital display field, we believe that we have become a leading supplier in China. Only a few major players in this market have comparably strong hardware and software capabilities.

We believe that we will be able to effectively compete with these companies in the future. We believe that our pioneering solutions, our ongoing customer relationships and our reputation for success in the industry have enabled us to maintain our competitive advantages.

We believe the following are our key competitive strengths.

  Broad and Growing Portfolio of Software and Services. We offer our customers a growing portfolio of software and services offerings in each of the two segments and four categories in which we operate. We are therefore able to provide multiple integrated solutions for our clients. Public entities use our core products to incorporate ever-growing data into their decision-making processes to drive more effective results. Through our platforms, our customers can develop customized applications, which can be extended across their agencies to support a variety of needs and generate more valuable insights. As a complement to these offerings, we offer related services, such as application development, software upgrades, follow-on phases, and systems integration, which help our customers quickly implement and customize our solutions.

  Successful Implementation of High Profile Contracts. Our management team has a proven track record of successful implementation of high profile government contracts in China. This track record has enabled us to expand our customer base, which has grown beyond its historical geographic area in the Guangdong province and now includes customers in over 32 provinces throughout China. We have completed numerous high-profile mission-critical projects related to our core DPST, GIS and DHIS businesses, including the Police-use GIS for the 2010 Shanghai Expo, the security system for the 2011 Shenzhen Summer Universiade, the intelligent traffic management system for the 2010 Guangzhou Asian Games, the Police-use GIS for 15 major cities under China’s National PGIS Standardization Project, and the exclusive contract with the Guangdong Department of Health for our patented Medical Case Statistics (MCS) software to be rolled out to 2,000 hospitals within the province. In 2010, our proprietary Geoglobe and Geostar was selected by China’s State Grid Corporation as the sole domestic GIS software provider for the build-out of the Smart Grid project; China’s newly released state-sponsored online mapping service “Map World” are entirely run on our GIS platform software. In addition, as of March 2012, all of the Company’s operating entities have been awarded the National High-Tech Enterprise Status, which allows us to receive significant benefits including lower income tax rate, government subsidies, etc. In 2011, we were ranked among Deloitte Technology Fast 500 Asia Pacific for the fourth consecutive year and were named 13th among 2010 Forbes China Best SMEs.

  High Barriers to Entry. We believe our qualifications, our successful contract implementation record, and the high cost of switching to other providers provide us with a “first mover” advantage in the PRC market and pose high barriers to entry for our potential competitors. Examples of our unique position in our industry, particularly the PGIS sector, include our government-sponsored Internet-based global mapping project, Map World Platform, and essential permits and qualifications in China, including iASPEC’s Computer System Integration Level 2 license from the PRC Ministry of Information, the Information System Security Service qualification from Guangdong Province, and a State Secret-related Computer Information Integration Certificate, and Geo’s Level A Certificate of Surveying and Mapping. As discussed above, we are gaining wider market recognition from our successful contract execution record. In addition, after investing in our systems, our existing customers have a strong incentive to purchase follow-on phases from us in order to expedite implementation and save costs.

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

Through our exclusive commercial arrangements with iASPEC, we benefit from the following governmental licenses and permits previously awarded and currently held by iASPEC:

Name	Grant Date and Duration
Computer System Integration Level II Qualification from PRC Ministry of Information	June 11, 2010 – June 10, 2013
State Secret related Computer Information System Integration Certificate	March 29, 2009 – March 28, 2012 (subject to renewal)
Guangdong Province Computer Information System Security Service Level II Qualification	July 29, 2010 – July 28, 2014
Shenzhen City Key Software Enterprise Certification	August 17, 2011 – August 16, 2012 (subject to annual renewal)
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Level I Qualification	December 10, 2011 – December 9, 2013
ISO 9001:2000 Certification	April 14, 2011 – April 13, 2012 (subject to annual renewal)
Honor the Contract and Keep the Promise Enterprise	June 1, 2011 – May 31, 2012 (subject to annual renewal)
National High-Tech Enterprise	June 27, 2009 – June 26, 2012

In addition, our PRC operating subsidiaries hold the following certifications and qualifications:

Name	Grant Date and Duration	Company
ISO 9001:2000 Certification	September 27, 2010 – September 26, 2013	IST
National High-tech Enterprise	June 27, 2009 – June 26, 2012	IST
Guangdong Province Security Technology Surveillance System Design, Implementation and Repair Qualification	August 24, 2011 – August 23, 2013	ISS
Guangdong Province Computer Information System Security Service Qualification	July 29, 2010 – July 28, 2014	ISS
Computer System Integration Level III Qualification from PRC Ministry of Information	August 15, 2011 – August 14, 2014	ISS
National High-tech Enterprise	September 6, 2010 – September 5, 2013	ISS
Certificate for China Compulsory Product Certification	March 15, 2011 – June 21, 2015	Bocom
National High-Tech Enterprise	October 29, 2011 – October 28, 2014	Bocom
Shenzhen Software Enterprise Certification	October 30, 2011 – October 29, 2012 (subject to annual renewal)	Bocom
National High-tech Enterprise	September 6, 2010 – September 5, 2013	Zhongtian
Computer System Integration Level IV Qualification from PRC Ministry of Information	November 18, 2011 – November 17, 2014	Zhongtian
National High-tech Enterprise	Approved, certificate to be received	Huipu

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008.

Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. However, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, Old FIEs that enjoyed tax rates lower than 25% under the original EIT Law can gradually increase their EIT rate by 2% per year until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to continue enjoying their preference until these holidays expire. Companies are also eligible for a preferential tax rate of 15% if they are approved as High Technology Enterprises by the PRC government.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our public holding company’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

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

Our Employees

As of December 31, 2011, we had approximately 1,540 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Software Development	445
Sales & Marketing	329
Administration & Human Resources	165
Finance and Accounting	57
Management	29
Production	361
Project Execution	154
TOTAL	1,540

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

RISKS RELATED TO OUR BUSINESS

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Global Select Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On December 23, 2011, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Select Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have an initial grace period of 180 calendar days, or until June 20, 2012, to regain compliance with the minimum bid price requirement. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Select Market in the future. If our common stock loses its status on The NASDAQ Global Select Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Global Select Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

Our revenues and operating results can vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, such as variations in the volume of business from customers resulting from changes in our customers’ operations, the business decisions of our customers regarding the use of our products and services, delays or difficulties in expanding our operational facilities and infrastructure, changes to our pricing structure or that of our competitors, inaccurate estimates of resources and time required to complete ongoing projects and currency fluctuations. As many of our employees take long vacations during the Chinese New Year in the first quarter, our revenues in that quarter are relatively low compared to the other quarters. Moreover, our results may vary depending on our customers’ business needs and spending patterns. Due to the annual budget cycles of most of our customers, we may not be able to estimate accurately the demand for our products and services beyond the immediate calendar year, which could adversely affect our business planning and may have a material adverse effect on our business, results of operations and financial condition. In addition, the volume of work performed for specific customers is likely to vary from year to year. Thus, a major customer in one year may not provide the same amount or percentage of our revenues in any subsequent year.

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

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Research and development expenses were $4,483,754, $3,016,693 and $2,705,669 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Under the MSA, we license 30 copyrighted software applications from iASPEC on an exclusive basis. To protect the intellectual property underlying these applications and our other intellectual property, we rely on a combination of copyright, trademark, and trade secret laws. We also rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our intellectual property rights. Some of these technologies, other than the iASPEC copyrighted software applications, are very important to our business and are not protected by copyrights or patents. It may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Further, third parties could challenge the scope or enforceability of our copyrights. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

Historically, a significant portion of our revenues have been derived from a limited number of customers. For the years ended December 31, 2011, 2010 and 2009, 17%, 17% and 25% of our revenues, respectively, were derived from our five largest customers. The loss of any of these significant customers would adversely affect our revenues and stockholder value.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Jiang Huai Lin, our Chairman and Chief Executive Officer, Daniel K. Lee, our Chief Financial Officer, Zhi Qiang Zhao, our Chief Operating Officer, Yi Fu Liu, our Chief Marketing Officer, and Zhi Xiong Huang, our Chief Technology Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

RISKS RELATING TO OUR COMMERCIAL RELATIONSHIP WITH IASPEC

Jiang Huai Lin’s association with iASPEC could pose a conflict of interest which may result in iASPEC decisions that are adverse to our business.

Jiang Huai Lin, our president and Chief Executive Officer and the beneficial owner of 41% of our common stock also beneficially owns 100% of the equity interests in iASPEC, from whom we derived 47.1%, 39.1% and 48.6% of our revenue in the fiscal years ended December 31, 2011, 2010 and 2009, respectively pursuant to existing commercial arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

If iASPEC or its shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with iASPEC. During the fiscal years ended December 31, 2011, 2010 and 2009, we derived 47.1%, 39.1% and 48.6% of our revenues, respectively, from the provision of services to iASPEC customers. A significant portion of these revenues have not yet been collected. Amounts owed by iASPEC under the MSA for each quarter will be due and payable no later than the last day of the month following the end of each such quarter. Our contractual arrangements may not be as effective as direct ownership, if iASPEC or its shareholders are unwilling or unable to perform their obligations under our commercial arrangements with it, including payment of revenues under the MSA as they become due each quarter, we will not be able to conduct our operations in the manner currently planned. In addition, iASPEC may seek to renew these agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control iASPEC, we may not succeed in enforcing our rights under them. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with iASPEC or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the MSA and the Option Agreement with iASPEC are subject to binding arbitration before the Shenzhen Branch of the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the MSA, the Option Agreement and the other contracts that we may enter into with iASPEC. Any inability to enforce the MSA and Option Agreement or an award thereunder could materially and adversely affect our business and operation.

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

Our right to elect a majority of the members on iASPEC’s Board of Directors and other provisions of the MSA may be viewed by iASPEC’s customers as a change in control of iASPEC, which could subject iASPEC to sanctions and loss of its business license, which in turn would significantly disrupt or possibly terminate our operations.

Our new commercial arrangement with iASPEC gives us the right to designate two Chinese citizens to serve as senior managers of iASPEC, serve on iASPEC’s Board of Directors and assist in managing the business and operations of iASPEC. In addition, iASPEC will require the affirmative vote of the majority of the our Board of Directors, as well as at least one non-insider director, for completing certain material actions with respect to iASPEC, including, but not limited to: (a) the nomination, appointment, election or replacement of any board members; (b) the distribution of any dividend or profits; (c) any merger, division, change of corporate form, dissolution or liquidation; (d) any reimbursement of net losses or other payments or transfers of funds from IST to iASPEC; (e) the formation or disposition of a subsidiary or the acquisition or disposition of any interest in any other entity; and (f) the encumbrance of any assets under any lien not in the ordinary course of business. However, fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities, such as iASPEC, that possess the necessary PRC government licenses and approvals, and any change in control may be viewed under PRC law as creating a new entity. If iASPEC’s government customers view these MSA provisions as a change in control of iASPEC or as evidence of iASPEC’s failure to operate its business in a manner that complies with its contractual obligations or with related laws and regulations. Such a perception could result in the cancellation or invalidation of iASPEC’s licenses and permits. A loss by iASPEC of its licenses and permits could result in the significant disruption or possible termination of our business or adversely affect our reputation in the market.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

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

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

China adopted the new Labor Contract Law , or Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law and its implementation rules and regulations, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

If we fail to obtain or maintain all licenses and approvals required to operate our businesses in the PRC, our business and operations may be adversely affected.

Fulfillment of certain PGIS contracts with PRC Government customers is restricted to entities possessing the necessary government licenses and approvals which our subsidiary IST does not have. We currently perform PGIS contracts through iASPEC, which possesses the requisite licenses and approvals, pursuant to our MSA with iASPEC, whereby iASPEC exclusively engages IST as its subcontractor to provide iASPEC with outsourcing services (to the extent that those services do not violate any special governmental permits held by iASPEC and do not involve the improper transfer of any sensitive confidential governmental or other data). If the PRC government determines that we are operating without the requisite licenses we may become subject to administrative penalties or an order to discontinue our business operations, both of which could have a material adverse effect on our business and results of operations.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

SAFE has promulgated several regulations, including the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles , or Circular 75, effective on November 1, 2005, and Operating Procedures on Foreign Exchange Administration for Domestic Residents Engaging in Financing and Round-trip Investment via Offshore Special Purpose Vehicles, or Circular 19, effective on July 1, 2011. These regulations and rules require PRC residents and corporate entities to register with, and obtain approval from, provincial SAFE branches in connection with their direct or indirect offshore investment activities. Under Circular 75 and related rules, a PRC resident who makes, or has previously made, a direct or indirect investment in an offshore company is required to register that investment. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update the previously filed registration with the relevant provincial SAFE branch to reflect any material change with respect to the offshore company’s roundtrip investment, capital variation, merger, division, long-term equity or debt investment or creation of any security interest.

We have asked our stockholders who are PRC residents as defined in Circular 75 and related rules to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and related rules. Moreover, because of uncertainty over how Circular 75 and related rules will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and related rules by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and related rules. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and related rules, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended in 2009. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

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

Our existing contractual arrangements with iASPEC and its shareholders may be subject to national security review by MOFCOM, and the failure to receive the national security review could have a material adverse effect on our business and operating results.

In August 2011, MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Merger and Acquisition of Domestic Enterprises by Foreign Investors, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular 6. The MOFCOM Security Review Rules became effective on September 1, 2011. Under the MOFCOM Security Review Rules, a national security review is required for certain mergers and acquisitions by foreign investors raising concerns regarding national defense and security. Foreign investors are prohibited from circumventing the national security review requirements by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. The application and interpretation of the MOFCOM Security Review Rules remain unclear. Based on our understanding of the MOFCOM Security Review Rules, we do not need to submit our existing contractual arrangements with iASPEC and its shareholders to the MOFCOM for national security review because, among other reasons, (i) we gained de facto control over iASPEC in 2007 prior to the effectiveness of Circular 6 and the MOFCOM Security Review Rules; and (ii) there are currently no explicit provisions or official interpretations indicating that our current businesses fall within the scope of national security review. Although we have no plan to submit our existing contractual arrangements with iASPEC and its shareholders to MOFCOM for national security review, the relevant PRC government agencies, such as MOFCOM, may reach a different conclusion. If MOFCOM or another PRC regulatory agency subsequently determines that we need to submit our existing contractual arrangements with iASPEC and its shareholders for national security review by interpretation, clarification or amendment of the MOFCOM Security Review Rules or by any new rules, regulations or directives promulgated, we may face sanctions by MOFCOM or another PRC regulatory agency. These sanctions may include revoking the business or operating licenses of our PRC subsidiary, IST, or iASPEC and its subsidiaries, discontinuing or restricting our operations in China, confiscating our income or the income of iASPEC, and taking other regulatory or enforcement actions, such as levying fines, that could be harmful to our business. Any of these sanctions could cause significant disruption to our business operations.

The MOFCOM Security Review Rules may make it more difficult for us to make future acquisitions or dispositions of our business operations or assets in China.

The MOFCOM Security Review Rules, effective as of September 1, 2011, provides that when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the national security review by MOFCOM, the principle of substance-over-form should be applied and foreign investors are prohibited from circumventing the national security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. If the business of any target company that we plan to acquire falls within the scope subject to national security review, we may not be able to successfully acquire such company by equity or asset acquisition, capital increase or even through any contractual arrangement.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of that fact.

We file reports with the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of the China Securities Regulatory Commission or any other PRC regulatory authority. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK

If we were delisted from NASDAQ, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from NASDAQ may cause our common stock to become the SEC’s “penny stock” rules. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. One such exemption is to be listed on the NASDAQ Stock Market. The market price of our common stock is currently less than $5.00 per share. Therefore, were we to be delisted from the NASDAQ Stock Market, our common stock may become subject to the SEC’s “penny stock” rules. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for stockholders to purchase or sell our common stock. Because the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

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

iASPEC and Bocom lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Wuhan in the PRC, pursuant to lease agreements that will expire on various dates through September 2013. Rent expense for the years ended December 31, 2011, 2010 and 2009, was approximately $468,000, $380,000 and $386,200, respectively.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CNIT.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Market Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$10.62	$5.06
2nd Quarter	6.02	2.80
3rd Quarter	5.70	1.84
4th Quarter	2.30	1.24

Year Ended December 31, 2010
1st Quarter	$13.60	$9.04
2nd Quarter	14.88	9.26
3rd Quarter	11.96	8.92
4th Quarter	13.56	9.62

(1) The above table sets forth the range of high and low market prices per share of our common stock as reported by Yahoo! Finance for the periods indicated. Prices have been adjusted to reflect the one-for-two reverse stock split effected on March 1, 2012.

Approximate Number of Holders of Our Common Stock

As of February 29, 2012, there were approximately 86 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

During the fourth quarter of fiscal year 2011, we repurchased shares of common stock. Below is a table containing information about our repurchases. Prices and share amounts have been retroactively adjusted to give effect to the one-for-two reverse stock split effected on March 1, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	10,542	$1.9998	10,542	4,978,499
November 1, 2011 to November 30, 2011	260,930	$1.931	260,930	4,563,294
December 1, 2011 to December 31, 2011	106,156	$1.6952	106,156	4,377,977

(1) All purchases were made pursuant to our amended and restated Rule 10b5-1 repurchase plan. This plan was originally announced on September 24, 2010; an extension to the plan was announced on September 16, 2010; and an amendment to the plan was announced on November 17, 2011. Under the plan as amended, up to $5 million of shares may be repurchased by the Company. The plan expires no later than September 15, 2012. To the extent applicable, the Company does not intend to make further purchases under the plan.

(2) During December 2011, the Company’s broker sold 20,000 of the Company’s shares of common stock held in its account to meet cash calls on previous purchase. The purchase information included in this table does not reflect these sales.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Earnings per share and share amount data have been retroactively adjusted to give effect to the one-for-two reverse stock split effected on March 1, 2012.

(All amounts, except for share and per share amounts, in U.S. dollars)

	2011	2010	2009	2008	2007
Revenues	$114,535,553	$163,845,597	$100,996,094	$85,301,184	$30,342,709
Income From Operations	9,527,133	42,563,452	32,156,443	23,882,882	13,310,477
Net Income	$8,570,179	$35,473,630	$30,137,645	$24,028,173	$13,421,452
Income from Operations Per Share
Basic	$0.36	$1.64	$1.32	$1.03	$0.67
Diluted	$0.36	$1.63	$1.32	$1.02	$0.66
Total Assets	$361,792,142	$339,401,724	$250,828,938	$148,468,182	$88,853,795
Total Current Liabilities	107,764,628	100,222,271	75,823,003	25,463,055	4,787,196
Total Long Term Liabilities	1,487,828	13,603,759	7,107,101
Net Assets	$252,539,686	$225,575,694	$167,898,834	$123,005,127	$84,066,599
Weighted Average Number of Shares
Outstanding
Basic	26,737,638	25,907,217	24,338,196	23,199,300	19,859,484
Diluted	26,965,006	26,072,506	24,338,196	23,426,414	20,076,428
Total Equity	$252,539,686	$225,575,694	$167,898,834	$123,005,127	$84,066,599
Capital Stock (excluding long term debt
and treasury stock)	$286,326	$255,115	$233,548	$209,121	$190,891
Number of Shares Issued and Outstanding	27,591,462	26,030,894	24,952,571	23,731,202	22,819,698
Net Income Per Share
Basic	$0.30	$1.33	$1.24	$1.03	$0.67
Diluted	$0.29	$1.32	$1.24	$1.02	$0.66

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. All share and earnings per share information in this item has been retroactively adjusted to reflect a one-for-two reverse stock split effected on March 1, 2012.

Overview

We are a leading provider of information and display technologies in the PRC. We provide a broad portfolio of software, hardware and fully integrated solutions to customers in a variety of technology sectors including GIS, DPST, DHIS, and DT.

We were founded in 1993 and are headquartered in Shenzhen, China. As of December 31, 2011, we had approximately 1,540 employees and 23 sales offices throughout China.

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

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC , our variable interest entity. iASPEC is a PRC domestic company owned by Mr. Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our MSA among our subsidiary, IST, iASPEC and Mr. Lin, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. In fiscal years 2011, 2010 and 2009, 47.1%, 39.1% and 48.6% of our revenues, respectively, were generated under this exclusive commercial arrangement with iASPEC.

Recent Developments

Effective March 1, 2012, we effected a one-for-two reverse split of our issued and outstanding common stock by filing a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Secretary of State of Nevada. Each two shares of then issued and outstanding common stock were reverse split into one share of common stock, and each holder who would receive a fractional share as a result of the reverse split received one full share in lieu of the fractional share. The reverse split became effective on the NASDAQ Stock Market on March 2, 2012. Concurrently with the reverse stock split, the Certificate of Change is deemed to amend the Company’s Articles of Incorporation to decrease the authorized number of shares of the Company’s Common Stock from two hundred million (200,000,000) shares to one hundred million (100,000,000) shares.

Financial Performance Highlights

Some of our key business segments experienced slower public-sector sales for our products and services during the fiscal year ended December 31, 2011 than in previous years, which resulted in a decline in revenue and net income. The following are some financial highlights for the year:

  Revenue: Revenue decreased $49.31 million, or 30.1%, to $114.54 million for the year ended December 31, 2011, from $163.85 million for 2010.

  Gross profit: Gross profit decreased $26.24 million, or 37.19%, to $44.32 million for the year ended December 31, 2011, from $70.56 million for 2010. Gross margin decreased by 438 basis points to 38.69% in 2011 from 43.07% in 2010.

  Net income: Net income decreased $26.9 million, or 75.84%, to $8.57 million for the year ended December 31, 2011, from $35.47 million for 2010. Net income margin decreased by 1,417 basis points to 7.48% in 2011 from 21.65% in 2010.

  Net income attributable to the company: Net income attributable to the company was $7.91 million for the year ended December 31, 2011, as compared to $34.4 million for 2010, a 77.01% decrease. As a result, net margin decreased by 1,409 basis points to 6.91% in 2011 from 21% in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.29 for the year ended December 31, 2011, as compared to $1.32 for the same period in 2010, representing a decrease of 78.02%.

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

For example, the Golden Shield Program promotes the use of information technology for public security services; the Digital City Program aims to ultimately integrate the functions of multiple government departments by using the GIS technology; the Golden Health Program strives to improve the efficiency of public health care by using digital hospital technologies. All these initiatives are of top priority to the Chinese government and are driving the demand for our DPST, GIS and DHIS offerings.

Taxation

CNIT is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as CNIT has no income taxable in the United States.

CITH was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

ISSI, ISIID, and HPC were incorporated in Hong Kong and under the current laws of Hong Kong, and are subject to a Hong Kong Profits Tax of 16.5% .

Under the PRC’s EIT Law, Geo, iASPEC, Bocom, ISS and Zhongtian, are approved as High Technology Enterprises and are subject to EIT at a rate of 15%. Huipu is subject to EIT at a rate of 24%. IST benefitted from a two-year tax exemption, followed by a 50% exemption for three years, retroactive to as of January 1, 2007. 2011 was the fifth year that IST was entitled to the tax holiday and subject to a favorable tax rate of 12%. For 2012, IST will be subject to a 15% tax rate, as an approved High Technology Enterprise. See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries and variable interest entities.

Business Segment Information

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in our business portfolio and realignment of management, management conducted a review of our operating business segments during the first quarter of 2011. The review resulted in changing the segment reporting.

Our new segment reporting, which has been used for all periods presented, follows the organizational structure reflected in our internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

We report financial and operating information in the following two segments:

(1)

IT segment: IT includes revenues from products and services surrounding a variety of our software core competencies, currently primarily in GIS, DPST and DHIS. IT segment revenues are generated from the sales of software and system integration services, as well as hardware other than display products.

(2)

DT segment: DT includes revenues from products and services surrounding our display technology core competencies, currently primarily in GIS, DPST, education, media, and consumer products. DT segment revenues are generated from sales of hardware and total solutions of hardware integrated with proprietary software and content, as well as services.

For more information regarding our operating segments, see Note 16 (Consolidated Segment Data) to our audited consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our revenue.

	Year Ended December 31, 2011			Year Ended December 31, 2010
		%			%
	Amount	of Revenue		Amount	of Revenue
Revenue	$114,535,553	100.00%		$163,845,597	100.00%
Costs of revenue	70,216,049	61.31%		93,282,442	56.93%
Gross profit	44,319,504	38.69%		70,563,155	43.07%
Administrative expenses	(22,785,631)	(19.89%	)	(18,623,523)	(11.37)%
Research and development expenses	(4,483,754)	(3.91%	)	(3,016,693)	(1.84)%
Selling expenses	(7,522,986)	(6.57%	)	(6,359,487)	(3.88)%
Income from operations	9,527,133	8.32%		42,563,452	25.98%
Subsidy income	1,939,787	1.69%		948,630	0.58%
Other (loss) income, net	538,624	0.47%		1,237,933	0.76%
Interest income	317,190	0.28%		126,459	0.08%
Interest expense	(2,948,406)	(2.57%	)	(1,539,407)	(0.94)%
Income before income taxes	9,374,328	8.18%		43,337,067	26.45%
Income tax expense	(804,149)	(0.70%	)	(7,863,437)	(4.80)%
Net income	8,570,179	7.48%		35,473,630	21.65%
Less: net income attributable to non-controlling interest	(660,781)	(0.58%	)	(1,071,626)	(0.65)%
Net income attributable to Company	$7,909,398	6.91%		$34,402,004	21.00%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the year ended December 31, 2011, our revenue was $114.54 million, compared to $163.85 million for the year ended December 31, 2010, a decrease of $49.31 million, or 30.1% . The decrease was primarily due to the Chinese government’s implementation of macroeconomic tightening policies, which led to a slowdown in projects for our government customers, which traditionally have been our core customer base; and, secondarily due to the weak global demand and challenging industry dynamics for flat-screen TV products.

Product sales decreased by $6.89 million, or 12.93%, to $46.44 million for the year ended December 31, 2011, as compared to $53.33 million for the year ended December 31, 2010. Product sales constituted 40.54% of total revenue during 2011 as compared with 32.54% during 2010. The decrease in product sales primarily reflected 1) our efforts to transition our DT segment from the increasingly competitive and low-margin flat-screen TV market into the multi-functional and interactive display technology markets, which caused total product unit sales to fall, and 2) lower pricing of our traditional flat-screen TVs in the midst of increasing industry competition and weak global consumer demand for flat-screen TVs.

Software sales decreased by $51.12 million, or 56.53%, to $39.3 million for the year ended December 31, 2011, from $90.42 million for the year ended December 31, 2010. Software sales constituted 34.31% of our total revenue during 2011, compared with 55.19% during 2010. The decrease was mainly due to the Chinese government’s implementation of macroeconomic tightening policies and the curtailment of the massive government economic stimulus package, which led to a slowdown in software projects for our government customers. In addition, during 2011, the Company instituted more stringent customer acceptance policies, which limited new projects to those with solid credit credentials and long-term business prospects in light of the unfavorable government fiscal environment.

Sales of system integration services increased by $11.40 million, or 70.03%, to $27.68 million for the year ended December 31, 2011, as compared to $16.28 million for the year ended December 31, 2010. As a percentage of revenue, it increased from 9.94% during 2010 to 24.17% during 2011. Such growth primarily resulted from an increase in demand for system integration solutions in connection with the Shenzhen Summer Universiade, which was held in August 2011, and other new projects during 2011.

Other revenue decreased from $3.82 million for the year ended December 31, 2010 to $1.12 million for the year ended December 31, 2011, a decrease of $2.70 million, or 70.68% . Other revenue was mainly derived from maintenance services in 2011, while in 2010, in addition to maintenance services, we also generated royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by revenue categories:

	Year Ended December 31, 2011				Year Ended December 31, 2010
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
Products	$46,435,133	40.54%	$36,815,966	20.72%	$53,328,214	32.54%	$46,052,309	13.64%
Software	39,301,812	34.31%	13,302,464	66.15%	90,419,181	55.19%	38,574,738	57.34%
System integration	27,678,685	24.17%	19,625,349	29.10%	16,278,860	9.94%	8,259,899	49.26%
Others	1,119,923	0.98%	472,270	57.83%	3,819,342	2.33%	395,496	89.64%
Total	$114,535,553	100.00%	$70,216,049	38.69%	$163,845,597	100.00%	$93,282,442	43.07%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

	Year Ended December 31, 2011				Year Ended December 31, 2010
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT segment	$68,281,729	59.62%	$33,078,316	51.56%	$113,700,273	69.39%	$53,403,510	53.03%
DT segment	46,253,824	40.38%	37,137,733	19.71%	50,145,324	30.61%	39,878,932	20.47%
Total	$114,535,553	100.00%	$70,216,049	38.69%	$163,845,597	100.00%	$93,282,442	43.07%

Cost of revenue and gross profit. As indicated in the tables above, our cost of revenue decreased $23.07 million, or 24.73%, to $70.22 million, for the year ended December 31, 2011, from $93.28 million for the year ended December 31, 2010. As a percentage of revenue, our cost of revenue increased to 61.31% during the year ended December 31, 2011, from 56.93% during the year ended December 31, 2010. As a result, gross profit as a percentage of revenue was 38.69% for the year ended December 31, 2011, a decrease of 438 basis points from 43.07% for the year ended December 31, 2010.

The decrease in gross profit margins, as displayed in the tables above, resulted from several factors. First, in 2011 we continued our effort to increase our DT solutions as a percentage of total revenues. The percentage of DT revenue increased from 30.61% during 2010 to 40.38% during 2011. The increase in contribution from DT revenues resulted in a decrease in gross profit margin for 2011 as our DT solutions business has lower average gross margins than other segments of our business. Second, due to the Chinese government’s implementation of macroeconomic tightening policies, our government customers reduced software project orders. As a result, the percentage of software revenue decreased from 55.19% during 2010 to 34.31% in 2011. The decrease in contribution from software revenues resulted in a decrease in gross profit margin for 2011 as, on average, software projects have higher average gross margins than other segments of our business. Third, the gross profit margin for our system integration business decreased from 49.26% during 2010 to 29.10% in 2011, primarily due to the high profit margin of certain projects in the 2010 period. Finally, the Company lowered its LCD TV prices in the face of increased competition and weak global consumer demand, while costs of manufacturing continued to rise in 2011. All of these factors resulted in a decrease in overall gross profit margin for the year ended December 31, 2011. However, as we became more selective with our acceptance of orders in an effort to improve the quality of our earnings, the gross margin for product and software sales were higher in the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010.

Administrative expenses. Our administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Administrative expenses increased by $4.16 million, or 22.35%, to $22.79 million for the year ended December 31, 2011, from $18.62 million for the year ended December 31, 2010. As a percentage of revenue, administrative expenses increased to 19.89% for 2011, from 11.37% for 2010. Notable changes year-over-year that resulted in increased administrative expenses were: First, inventory write downs increased by $6.63 million; and second, depreciation and amortization expenses increased by $1.41 million. These changes were offset by the decrease in share based compensation and bonus expenses to employees of $3.9 million. Our DT segment’s inventory was written down mainly for the following reasons: 1) the DT business’s transition from its traditional flat-screen TV products to multi-functional interactive digital display technologies resulted in some electronic components in inventory becoming incompatible with, and thus not usable for, the new advanced DT products; and 2) the global flat-screen, especially LCD TV market faced major challenges in 2011, including weak global consumer demand, a supply glut, and the emergence of new display technologies and products such as 3D-TV and OLED technology that is expected to replace LCD technology in the coming years, leading to the obsolescence of many flat-screen display products and components.

Research and development expenses. Our research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $1.47 million, or 48.63%, to $4.48 million for the year ended December 31, 2011, from $3.02 million for the year ended December 31, 2010. As a percentage of revenue, research and development expenses increased to 3.91% for 2011, from 1.84% in 2010. The increase was primarily a result of our efforts in improving product profitability and developing new products.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Selling expenses increased $1.16 million, or 18.3%, to $7.52 million for the year ended December 31, 2011, from $6.36 million for the year ended December 31, 2010. As a percentage of revenue, our selling expenses increased to 6.57% for 2011, from 3.88% for 2010. The increase in selling expenses reflected our heightened efforts in our PRC market expansion.

Subsidy income. For the years ended December 31, 2011 and 2010, in connection with research and development activities in a designated locale, we received $1,939,787 and $948,630, respectively, as a subsidy from the local governmental agency in China.

Other income, net. Other income, net of $538,624 for the year ended December 31, 2011, a decrease from $1.2 million from the previous year. The decrease was the result of a loss from the disposal of inventory of approximately $0.76 million during the current year. The decrease was offset by the change in the estimated fair value of contingent shares paid towards the HPC acquisition. The gain of approximately $1.48 million resulted from a decrease in the fair value of the liability associated with issuing contingent consideration that was recorded during the year ended December 31, 2011. Because our stock price declined during the year, the contingent liability, which is based on our stock price, also decreased in fair value. This decrease in contingent liability resulted in an increase in our income.

Income tax expense. Income tax expense for the year ended December 31, 2011 was $0.8 million, a decrease from $7.86 million for the year ended December 31, 2010. The decrease was largely due to the following factors: a) income before taxes from PRC subsidiaries decreased $39.59 million, causing approximately $5.94 million of the decrease; and b) our subsidiary, ISS, obtained the High Technology Enterprise designation during 2011 and was approved for the EIT rate of 15% with retroactive effect to fiscal year 2010, causing approximately $0.5 million of the decrease.

Non-controlling interest. Non-controlling interest of $0.66 million for the year ended December 31, 2011 represents the $0.39 million fee retained by iASPEC under the MSA, and $0.27 million of Geo retained by the 47.46% non-controlling interest in Geo.

Net income attributable to Company. As a result of the cumulative effect of the foregoing factors, net income attributable to the Company decreased $26.49 million, or 77.01%, to $7.91 million for the year ended December 31, 2011, from $34.4 million for the year ended December 31, 2010.

Comparison of Years Ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our revenue.

	Year Ended December 31, 2010		Year Ended December 31, 2009
		%		%
	Amount	of Revenue	Amount	of Revenue
Revenue	$163,845,597	100.00%	$100,996,094	100.00%
Costs of revenue	93,282,442	56.93%	50,344,427	49.85%
Gross profit	70,563,155	43.07%	50,651,667	50.15%
Administrative expenses	(18,623,523)	(11.37)%	(12,653,175)	(12.53)%
Research and development expenses	(3,016,693)	(1.84)%	(2,705,669)	(2.68)%
Selling expenses	(6,359,487)	(3.88)%	(3,136,380)	(3.11)%
Income from operations	42,563,452	25.98%	32,156,443	31.84%
Subsidy income	948,630	0.58%	833,429	0.83%
Other income (loss), net	1,237,933	0.76%	1,153,288	1.14%
Interest income	126,459	0.08%	270,666	0.27%
Interest expenses	(1,539,407)	(0.94)%	(388,686)	(0.38)%
Income before income taxes	43,337,067	26.45%	34,025,140	33.70%
Income tax expense	(7,863,437)	(4.80)%	(3,887,495)	(3.85)%
Net income	35,473,630	21.65%	30,137,645	29.84%
Less: net income (loss) attributable to non-controlling interest	(1,071,626)	(0.65)%	(43,076)	-
Net income attributable to Company	$34,402,004	21.00%	$30,094,569	29.80%

Revenue. For the year ended December 31, 2010, our revenue was $163.85 million, compared to $101 million for the year ended December 31, 2009, an increase of $62.85 million, or 62.23% . The total revenue exceeded our plan primarily because progress on a few contracts was accelerated at client’s requests. In addition, our new offering of display technology products turned out faster than expected. Finally, we also liquidated some of HPC’s inventory that is not aligned with the new strategic direction as part of the restructuring process. During the year, Huipu, which was acquired in October 2009, contributed $42.26 million to revenues. Excluding the impact of Huipu, organic revenue growth was 26.23% .

Product sales increased by $36.54 million, or 217.72%, for the year ended December 31, 2010, as compared to $16.78 million for the year ended December 31, 2009, primarily due to the sales of display technology products and the liquidation of HPC’s inventory described earlier. Product sales constituted 32.55% of total revenue during 2010 as compared with 16.62% during 2001. Excluding the impact of Huipu, the percentage of organic product revenues decreased to 11.99% for 2010, from 12.35% for 2009.

Software sales increased by 41.66% to $90.42 million for the year ended December 31, 2010, from $63.83 million for the year ended December 31, 2009. Software sales constituted 55.19% of our total revenue for 2010, as compared to 63.20% for 2009. Excluding the impact of Huipu, software sales were 74.37% of organic revenues, which reflects our continued commitment to our core competency in software.

Sales of system integration services decreased by 14.40% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. As a percentage of revenue, it declined from 18.83% during 2009 to 9.94% during 2010. Excluding the impact of Huipu, system integration was 13.39% of organic revenues.

Other revenue increased by 179.60%, from $1.37 million in the year ended December 31, 2009 to $3.82 million in the year ended December 31, 2009. Other revenue mainly derived from maintenance services in 2009, while in 2010, other income consisted of both maintenance services and royalty income from Huipu by licensing other manufacturers to use the HPC trademark.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by revenue categories:

	Year Ended December 31, 2010				Year Ended December 31, 2009
		% of	Cost of	Gross	Revenue	% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin		Revenue	Revenue	Margin
Products	$53,328,214	32.54%	$46,052,309	13.64%	$16,784,910	16.62%	$13,560,279	19.21%
Software	90,419,181	55.19%	38,574,738	57.34%	63,827,233	63.20%	22,229,542	65.17%
System integration	16,278,860	9.94%	8,259,899	49.26%	19,017,962	18.83%	14,251,391	25.06%
Others	3,819,342	2.33%	395,496	89.64%	1,365,989	1.35%	303,215	77.80%
Total	$163,845,597	100.00%	$93,282,442	43.07%	$100,996,094	100%	$50,344,427	50.15%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

	Year Ended December 31, 2010				Year Ended December 31, 2009
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT segment	$113,700,273	69.39% $	53,403,510	53.03%	$89,665,844	88.78% $	41,990,839	53.17%
DT segment	50,145,324	30.61%	39,878,932	20.47%	11,330,250	11.22%	8,353,588	26.27%
Total	$163,845,597	100.00%	$93,282,442	43.07%	$100,996,094	100.00%	$50,344,427	50.15%

Cost of revenue and gross profit. As indicated in the tables above, our cost of revenues increased $42.94 million, or 85.29%, to $93.28 million, for the year ended December 31, 2010, from $50.34 million for the year ended December 31, 2009. As a percentage of revenues, our cost of revenue increased to 56.93% in 2010, from 49.89% in 2009. As a result, gross profit as a percentage of revenue was 43.07% for the year ended December 31, 2010, a decrease of 7.08%, from 50.15% the year ended December 31, 2009. Huipu yielded a gross margin of 16.81% . Excluding the impact of Huipu, gross margin of organic business was 52.19%, exceeding the organic gross margin of 51.84% in 2009. Such an increase in organic gross margin is primarily due to the increased weight of software business relative to total organic business.

The decrease in the overall gross margin resulted from a number of factors. First, during 2010, our product sales increased in weight relative to total revenues. Such increase was accelerated due to the clearance of HPC’s non-strategic inventory as well as our faster-than expected sales of display technology products. Since the average gross margin of products is lower than the other categories of revenues, the overall gross margin declined. Meanwhile, gross margin of product categories declined by 557 basis points mostly because the clearance of HPC’s non-strategic inventory was done at cost and the sales of the new display technology products did not enjoy economies of scale due to the low volume in the beginning. In addition, we experienced decline of gross margins of software on a year-over-year basis. This is because we were engaged in larger software projects on average than 2009, and larger projects generally offer lower profit margin than smaller ones. The negative impact on gross margin from the above factors was partially mitigated by the improvement in profitability in system integration and increased weight in other revenues.

For the year ended December 31, 2010, approximately $53.4 million of our cost of revenues was attributable to our IT segment and $39.88 million was attributable to our DT segment, compared to $41.99 million to our IT segment and $8.35 million to our DT segment, respectively, for the year ended December 31, 2009.

Administrative expenses. Our administrative expenses increased by $5.97 million, or 47.18%, to $18.62 million for the year ended December 31, 2010, from $12.65 million for the year ended December 31, 2009. As a percentage of revenue, administrative expenses decreased to 11.37% for 2010, from 12.53% for 2009. Some notable changes that resulted in the increase of administrative expenses are the increase in stock-based compensation expenses of $1.67 million, and the increase in depreciation and amortization expenses of $1.85 million, partly because the depreciation and amortization expenses of HPC impacted the full year of 2010, whereas they only affected the last three months of 2009. Also contributing to the increase was the addition of property, plant and equipment for future business growth and the addition of provision for long term investment in Tianhe of $0.85 million. Also contributing was the increase of bad debt provision for accounts receivable of $0.89 million. Also contributing to the increase were the expenses incurred in new representative offices.

Research and development expenses. Our research and development expenses increased by $0.31 million, or 11.5%, to $3.02 million for the year ended December 31, 2010, from $2.71 million for the year ended December 31, 2009. As a percentage of revenue, research and development expenses decreased to 1.84% for 2010, from 2.68% in 2009. Such decrease was due to the fact that research and development investments made from prior years are yielding scalable effects in revenue growth.

Selling expenses. Our selling expenses increased $3.22 million, or 102.77%, to $6.36 million for the year ended December 31, 2010, from $3.14 million for the year ended December 31, 2009. As a percentage of revenue, our selling expenses increased to 3.88% for 2010, from 3.11% in 2009. The selling expenses outpacing revenue growth reflects our heightened efforts in national market expansion.

Subsidy income. For the years ended December 31, 2010 and 2009, in connection with research and development activities in a designated locale, we received approximately $948,630, $833,429, respectively, as a subsidy from the local governmental agency in China.

Income tax expense. Income tax expense increased $3.98 million, or 102.28%, to $7.86 million for the year ended December 31, 2010, from $3.89 million for the year ended December 31, 2009. The increase was mainly due to the increase in pre-tax income and an increase in our effective income tax rate from 11.43% in 2009 to 18.14% in 2010 as a result of the tax unification program in China.

Non-controlling interest. Non-controlling interest of $1,071,626 for the year ended December 31, 2010 represents the $893,316 fee retained by iASPEC under the MSA and $178,310 of Geo’s profit attributable to its 47.46% non-controlling interest.

Net income attributable to Company. As a result of cumulative effect of the foregoing factors, net income attributable to the Company increased $4.31 million, or 14.31%, to $34.4 million for the year ended December 31, 2010, from $30.09 million for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $14.02 million.

Our customers have historically been primarily public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, surveying, mapping, and healthcare management. Over the past several years, especially during 2011 and 2010, we diversified our customer base beyond our historical geographic reach, and expanded our market and product offerings in the public and private sectors, through geographic expansion and the enhancement of our technical capabilities. Along with our expansion in the market, our customer base of accounts receivable increased from 234 as of December 31, 2009, to 289 as of December 31, 2010, and to 378 as of December 31, 2011.

Due to the Chinese government’s implementation of macroeconomic tightening policies since the second quarter of 2011, government customers have slowed their payment of our accounts receivables. Historically, government customers generated over half of our revenues. As a result, the percentage of total accounts receivable attributable to government customers increased to 80% as of December 31, 2011 from 77% as of December 31, 2010.

As the increase in our customer base and sales were primarily a result of an increase in non-public sector customers, the risk of recoverability increased compared with previous periods. Additionally, although we have had no significant experience of failure in the collection of accounts receivable from government customers, the recent slowdown in payments described above has caused us to view these customers’ risk of recoverability as having increased. In this regard, we further noted that turnover days of accounts receivable increased. The accounts receivable that were outstanding for longer than one year accounted for 52% of total accounts receivable as of December 31, 2011 and 6% as of December 31, 2010, and government customers accounted for 91% of all receivables outstanding for longer than one year as of December 31, 2011 compared to 57% as of December 31, 2010.

We generally do not consider receivables from government customers to be past due at any particular point in time primarily for the following reasons: PRC government entities are very safe customers in that they are generally well-established and able to access credit more easily than private-sector customers; we have generally had good collection histories with these customers; the recent government macroeconomic tightening policies have affected government customers relatively equally, and we therefore believe that the resulting slowdown in payments from such customers is outside their immediate control. We also view government customers as important to our business. As a result, we have continued sales relationships with most PRC government customers and extended flexible repayment terms to them, including with respect to those that have slowed down their payments to us.

With respect to private-sector customers, we generally provide for a payment period of 90 days. Typically we are willing to extend the payment period to up to 120 days. For payment extensions beyond this time, we typically evaluate private-sector customers based on the criteria described in Note 2(f) to the audited financial statements contained in this report. Due to their differing credit histories and periods of operations, as described above, we consider the risk of recoverability for these customers to be higher than public-sector customers. However, we have generally been willing to continue the sales relationship with these customers and allow for additional time for them to make payments upon receipt of assurances that payment will be received as soon as practicable, in light of our aim to diversify our customer base and expand our market penetration. All accounts receivables with aging over two years with non-government customers are fully reserved.

Management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and our aging analysis. We estimated that the amount of probable credit losses in existing accounts receivable was equal to the allowance for doubtful accounts of $9.37 million at December 31, 2011 and $6.07 million at December 31, 2010. The following table describes the movement in the allowance for doubtful accounts during the year ended December 31, 2011:

Balance at January 1, 2011	$6,072,644
Increase in allowance for doubtful accounts	6,169,941
Amounts recovered during current period	(3,145,063)
Foreign exchange difference	275,804
Balance at December 31, 2011	$9,373,326

The following table summarizes the key cash flow components from our consolidated statements of cash flows for the periods indicated.

Cash Flow
(all amounts in U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$16,341,327	$26,949,537	$11,477,783
Net cash used in investing activities	(18,626,690)	(60,871,618)	(14,664,274)
Net cash (used in) provided by financing activities	(2,169,334)	37,080,368	7,113,658
Effects of exchange rate changes on cash and cash equivalents	307,474	1,529,937	(13,786)
Net (decrease) increase in cash and cash equivalents	(4,147,223)	4,688,224	3,913,381
Cash and cash equivalents at beginning of the year	18,166,857	13,478,633	9,565,252
Cash and cash equivalents at end of the year	$14,019,634	$18,166,857	$13,478,633

Operating Activities

Net cash provided by operating activities was $16.34 million for the year ended December 31, 2011, a decrease from $26.95 million for the year ended December 31, 2010. The decrease was primarily due to an increase in our accounts receivable turnover days during 2011. Many government customers slowed down their payments as a result of China’s implementation of macroeconomic tightening policies. Because over half of our total revenues are generated from government projects, accounts receivable turnover days increased from 192 days during 2010 to 322 days during 2011.

Net cash provided by operating activities was $26.95 million for the year ended December 31, 2010, an increase of $15.47 million or, 134.8%, from $11.48 million for the year ended December 31, 2009. This increase far outpaced revenue growth of 62.23% . Such an increase was primarily due to the improvements in working capital turnover, including the speeding up of the turn-over of accounts receivable and inventories.

Investing Activities

Net cash used in investing activities was $18.63 million for the year ended December 31, 2011, as compared to $60.87 million for the year ended December 31, 2010. The decrease was primarily due to: a) a $25.31 million deposit for purchasing land use rights during 2010; b) a $13.08 million decrease in property and equipment purchases during 2011 as compared with 2010, and c) a $2.96 million decrease in software purchases during 2011 as compared with 2010.

Net cash used in investing activities was $62.36 million for the year ended December 31, 2010, as compared to $14.66 million for the year ended December 31, 2009. Approximately $25.31 million of the total was used as the deposit for purchasing land use rights under local government incentives. Details have been provided in Note 10(a) of the financial statements contained in this report and Note 17 (Subsequent Event) of the financial statements contained in our Form 10Q/A for the quarterly period ended June 30, 2010. Approximately $32.82 million was used to purchase machineries, equipment and software as an investment for future business expansion.

Financing Activities

Net cash used in financing activities was $2.17 million for the year ended December 31, 2011, as compared to $37.08 million net cash provided by financing activities for the year ended December 31, 2010. The change was mainly attributable to the net proceeds of $9.38 million raised from an offering of common stock during 2010, and a decrease in net borrowings of $28.59 million during 2011 as compared with 2010.

Net cash provided by financing activities increased to $37.08 million during the year ended December 31, 2010, as compared to $7.11 million during the year ended December 31, 2009. The increase was mainly attributable to the net proceeds of $9.38 million raised in issuing of common stock, an increase in net bank borrowings of $22.44 million, and an increase in net borrowings from shareholders’ long-term loan of $5 million. Geo also received capital injection of $1.74 million from minority shareholders.

Loan Facilities

As of December 31, 2011 and 2010, our loan facilities were as follows:

Short-term bank loans

	As of December 31,
	2011	2010
Secured short-term loans	$39,177,186	$33,051,066
Add: amounts due within one year under long-term loan contracts	1,806,271	2,275,500
Total short-term bank loans	$40,983,457	$35,326,566

Long-term bank loans

	As of December 31,
	2011	2010
Secured long-term loans	$1,915,795	$8,138,705
Less: amounts due within one year under long-term loan contracts	(1,806,271)	(2,275,500)
Total long-term bank loans	$109,524	$5,863,205

The covenants or financial restrictions related to our outstanding debt obligations as of December 31, 2011 are as follows: (1) a certain subsidiary that is party to the loan should maintain a certain level of tangible assets; (2) the subsidiary should maintain a certain level of cash in its bank accounts; and (3) the subsidiary should inform the bank 30 days before any of the following events occurs (if the bank determines that such event will cause a material impact to the bank loan, the subsidiary may perform the event only upon receipt of the approval of the bank):

  dispose material assets constituting over 10% of the total net assets by sale, bestowment, lending, transfer, mortgage, pledge or any other means;

  profit distribution over 30% of the current year’s after tax profits, or over 20% of the total retained earnings; and

  new investments by the subsidiary outside its current operations which constitute over 20% of its net assets.

As of December 31, 2011, we were in compliance with the above covenants.

Our short-term loan balances as of December 31, 2011 and 2010 were $40.98 million and $35.33 million, respectively. As a percentage of working capital, short-term bank loans accounted for approximately 66.21% and 60.06% as of December 31, 2011 and 2010, respectively. The increase in reliance on bank borrowings to fund working capital in 2011 was mainly due to our efforts to increase display technology R&D and sales. As our newer manufacturing business requires more working capital than our traditional business of software technology and system integration technology, we needed to borrow more to fund working capital needs. As we introduce new products in new markets in 2012, we expect to continue to rely on bank borrowings to fund working capital.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amounts available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities, or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need, or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Intracompany Transfers

Our subsidiaries that are organized in the PRC may pay dividends only out of their accumulated profits and our PRC subsidiaries are required to set aside at least 10% of their after-tax profit to their general reserves until such reserves cumulatively reach 50% of their respective registered capital. Our PRC subsidiaries’ general reserves are not distributable as cash dividends. Restrictions on our net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain SAFE approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We are not aware of other restrictions on our net assets or the transferability of assets via loans or advances to our non-PRC consolidated entities. As our operations are principally based in China, our non-PRC consolidated entities do not have material cash obligations.

The following table provides the amount of our statutory general reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

PRC general reserve	$14,488,533$	12,968,985
Restricted net assets and retained earnings related to covenants of existing bank loans	18,595,200	18,204,400
Total restricted net assets	$33,083,733 $	31,173,385
Consolidated net assets	$230,866,530$	207,072,687
Restricted net assets as percentage of consolidated net assets	14.33%	15.05%

An offshore holding company, as a shareholder of an FIE, can make loans to the FIE, provided the parties comply with PRC regulations governing such loans. Our parent company can make a shareholder loan to a PRC subsidiary provided that (i) the amount of the loan does not exceed the difference between the total investment and registered capital as approved by the local Administration for Industry and Commerce that issued the business license of the subsidiary; and (ii) before the loan can be converted into RMB, the subsidiary reports to SAFE the intended use of proceeds (which cannot be to purchase domestic assets). The subsidiary can finance the operations of iASPEC in accordance with the terms of the MSA.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2011:

	Payments Due by Period
					More
		Less than			than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$507,416	$347,781	$159,635	$-	$-
Purchase Obligations	5,299,708	5,299,708	-	-	-
Interest payable on long-term bank loans	102,454	82,764	13,312	6,378	-
Long-term bank loans	1,915,795	1,806,271	71,042	38,482	-
Total	$7,825,373	$7,536,524	$243,989	$44,860	$-

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

  Goodwill

  Prior to the beginning of the 2011 fiscal year, management reviewed our businesses so as to make investing and resource allocation decisions and assess operating performance from the perspective of our operating segments, which at the time consisted of our GIS segment, DPST segment, DHIS segment, and Other Products and Services, or Other, segment. In connection with the changes in our business portfolio and realignment of management’s decision-making process, management conducted a review of its operating segments during the first quarter of 2011, which resulted in two new segments, IT and DT. Accordingly, we reallocated our goodwill from each of the four segments to one or both of the two new segments since the first quarter of 2011. The former and current allocations of goodwill by reportable segments were as follows as at December 31, 2010:

(All amounts in U.S. dollars)
Goodwill

Former segments		Current segments
		IT	DT
		segment	segment	Total
DPST	19,363,966	2,625,551	16,738,415	19,363,966
GIS	13,416,896	4,178,278	9,238,618	13,416,896
DHIS	19,137,413	19,137,413	-	19,137,413
Other	-	-	-	-
Total	$51,918,275	$25,941,242	$25,977,033 $	51,918,275

In accordance with FASB ASC topic 350, we review goodwill impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. Due to the Chinese government’s implementation of its macroeconomic tightening policies, our revenue decreased significantly, especially software technology sales during the fiscal year ended December 31, 2011. Although we do not view the slowdown of our growth as a significant adverse change in our business, we performed the goodwill impairment test for the fiscal year ended December 31, 2011.

We used the discounted cash flow method to estimate the fair value of goodwill. The goodwill impairment analysis is a two step test on each reporting unit. Prior to the beginning of the 2011 fiscal year, we considered each subsidiary as one reporting unit, and we used the discounted cash flow method on each reporting unit. During the first fiscal quarter of 2011, we grouped some reporting units with similar economic characteristics together and redefined our reporting units to be our IT and DT operating segments. Determining the fair value of a reporting unit involved the use of significant estimates and assumptions, such as revenue growth rate, gross profit rate, and discount rate. The average revenue increase rate used in the cash flow models approximately ranged from 9% to 11% depending on the reporting unit over the initial five-year forecast period. The discount rate used in the cash flow models was approximately 11.43%, which was calculated by using weighted average cost of capital.

Based on the above calculation in our cash flow models, the test results indicated that the fair value of each reporting unit exceeded its carrying value. The percentage of the excess of the fair value over carrying value of our reporting units ranged from 14% to 41%. We believe that our DT segment reporting unit, whose fair value exceeded its carrying value by approximately 14%, is at risk of failing step one of the goodwill impairment test in the future. During the fiscal year ended December 31, 2011, the Company put more effort in developing its DT business, and revenues generated by the reporting unit increased during this period as compared to the fiscal year ended December 31, 2010. Though management has confidence that it will continue to develop the fair value of our DT segment, we intend to closely monitor any event or change in circumstances that could negatively affect the key assumptions relating to this reporting unit.

Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and net income increase rate. We performed a sensitivity analysis that indicated that if the discount rate ranged from 10% to 13%, the revenue increase rate ranged from 6% to 8%, the fair value of each reporting unit would continue to exceed the carrying value, and that no goodwill impairment is required.

Goodwill by segment as of December 31, 2011 and December 31, 2010 was as follows:

(All amounts in U.S. dollars)

Goodwill	December	December
	31, 2011	31, 2010
IT Segment	$26,980,194	$25,941,242
DT Segment	27,003,493	25,977,033
Total	$53,983,687	$51,918,275

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
  The majority of revenues are generated from fixed-price contracts, which provide for licenses to software products, and services to customize such software to meet customers’ use. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. We review accounts receivable for allowances whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, losses on accounts receivable are provided when they become evident.

  Accounts Receivable—We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in an allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for doubtful accounts at December 31, 2011 and 2010, totaled $9,373,000 and $6,073,000 respectively, representing management’s best estimate.

  Inventories —We value inventories at the lower of cost or market. Market is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. We perform an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  Inventory impairments result in a new cost basis for accounting purposes.

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

Recent Accounting Pronouncements

Please refer to Note 2 to our audited financial statements included elsewhere in this report for a discussion of relevant pronouncements.

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

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of December 31, 2011 and 2010 was $0.11 million and $5.86 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2011 would decrease net income before income taxes by approximately $95,000, or less than 1% for the year ended December 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $14.94 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2011. As of December 31, 2011, our accumulated other comprehensive income was $19.93 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2011. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

Year 2011

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$26,948,748	$27,887,779	$28,462,571	$31,236,455
Gross profit	13,654,840	11,922,556	9,485,348	9,256,760
Income before income taxes	9,174,573	5,567,461	906,875	(6,274,581)
Net income	$8,094,055	$5,328,021	$895,068	$(5,746,965	)(1)
Basic income per share	$0.31	$0.20	$0.03	$(0.25)
Diluted income per share	$0.31	$0.20	$0.03	$(0.25)

(1) The primary reasons for the net loss in the fourth quarter 2011 were (1) approximately $ 3.16 million of allowance for doubtful accounts was recognized in accounts receivable, and (2) the inventory impairment of approximately $4.51 million was recognized in the fourth quarter.

Year 2010

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$25,305,107	$33,516,888	$43,806,131	$61,217,471
Gross profit	11,117,453	16,798,306	21,085,593	21,561,803
Income before income taxes	7,563,010	11,817,789	12,832,281	11,123,987
Net income	$6,391,927	$9,654,180	$10,470,688	$8,956,835
Basic income per share	$0.24	$0.36	$0.42	$0.32
Diluted income per share	$0.24	$0.36	$0.42	$0.32

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year. All share and earnings per share information in this item has been retroactively adjusted to reflect a one-for-two reverse stock split effected on March 1, 2012.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Mr. Daniel K. Lee, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Lin and Lee, determined that, as of December 31, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, we determined that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, GHP Horwath, P.C., has issued an audit report on our internal control over financial reporting. Their audit report is set forth under Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

NAME	AGE*	POSITION
Jiang Huai Lin	42	President, Chief Executive Officer, and Chairman of the Board
Daniel K. Lee	40	Chief Financial Officer
Zhi Xiong Huang	42	Chief Technology Officer
Yi Fu Liu	38	Chief Marketing Officer
Zhi Qiang Zhao	40	Director and Chief Operating Officer
Yun Sen Huang	65	Director
Qiang Lin	65	Director
Remington Hu	44	Director
*As of December 31, 2011.

Mr. Jiang Huai Lin. Mr. Lin has been a member of our Board of Directors since September 6, 2006 and he became our President and Chief Executive Officer on October 3, 2006. Mr. Lin has also served as the Chairman and Chief Executive Officer of our subsidiary, IST, since its incorporation in January 2006. During the period from September 2000 to June 2004, Mr. Lin served as the President and Chief Executive Officer of Hong Kong United Development Group, a consolidated enterprise engaging in investment, high technology and education. Before that, during the period from February 1995 through August 2000, Mr. Lin was a Director and the General Manager of Fujian Wild Wolf Electronics Limited, a company engaged in the business of manufacturing electrical consumer products. Mr. Lin holds a Master’s degree in Software Engineering from Wuhan University and a Bachelor’s degree in Industrial Accounting from Xiamen University.

Mr. Daniel K. Lee. Mr. Lee has been our Chief Financial Officer since December 12, 2011. Prior to joining us, he served as a senior investment advisor with PINE Capital, LLC since May 2010. Prior to that, he was chief financial officer of Nutrastar International Inc. (OTCBB: NUIN) from November 2009 to May 2010. Previously, Mr. Lee served as managing partner of CVC Group, a financial and corporate consulting firm to Chinese companies, from December 2007 until November 2009. Earlier in his career, Mr. Lee was senior China equity analyst at Roth Capital Partners, an investment banking firm, from August 2006 to November 2007. From 1999 to 2006, Mr. Lee was an international strategic consultant and a senior financial analyst with the consulting companies SCA International and Zini & Associates. He had previously worked as an equity research analyst with Punk, Ziegel & Co. from 1997 to 1999, and prior to that had worked as a capital market analyst with Morgan Stanley & Co. from 1993 to 1997. Mr. Lee is a Chartered Financial Analyst and a Certified Public Accountant. He received an M.S. Accountancy from the Zicklin School of Business, Baruch College and a B.S. Economics with concentrations in Finance and Multinational Management from The Wharton School of University of Pennsylvania.

Mr. Zhi Xiong Huang. Mr. Huang has been our Chief Technology Officer since September 1, 2008. Prior to that, he served as our Chief Operating Officer from May 10, 2007 and as a member of our Board of Directors from November 28, 2006. Mr. Huang also serves as the President of Zhongtian Technology, a subsidiary of CNIT, since January 2010, and as the Vice-President of IST since its incorporation in January 2006. Since September 2002, he has also been a Vice President of iASPEC, where he supervises iASPEC’s research and development activities and consults on various types of sophisticated, technical issues. Between July 2001 and March 2002, Mr. Huang served as the General Manager of product development of Shenzhen Runsheng Information Systems Company Ltd. and was responsible for overseeing general operations. He holds a B.S. in computer science from Hehai University in China and has over fifteen years’ experience in information systems. Mr. Huang is currently a Director of the Shenzhen Computer Association and is an Expert with the Shenzhen Expert Association, a nonprofit organization.

Mr. Yi Fu Liu. Mr. Liu has been our Chief Marketing Officer since November 2009, when he resigned from the position of Chief Operating Officer. Mr. Liu also served as the President of Wuda Geo since January 2009. Mr. Liu has over ten years’ experience in corporate operations, strategy management and market development. Mr. Liu has served as Deputy General Manager of iASPEC since August 2002, and has been the General Manager of iASPEC since November 2006. Prior to that, Mr. Liu served, from August 1997 to July 2002, as a Senior Sales Manager for Shenzhen Jingpinjia Electronics Company Ltd.. Mr. Liu holds a Bachelor’s degree in Electronics Engineering from Zhejiang University.

Mr. Zhi Qiang Zhao. Mr. Zhao has been our Chief Operating Officer since November 2009, when he resigned from the position as Chief Administrative Officer. Mr. Zhao also served as member of our Board of Directors since September 1, 2008. In addition, Mr. Zhao has served as the General Manager of Huipu Electronics (Shenzhen) Company Ltd., a CNIT subsidiary, since July 2011. Mr. Zhao has extensive experience in corporate administration and human resources management. Mr. Zhao has served as iASPEC’s Human Resource Manager since April 2005, and as its Deputy General Manager since July 2006. Prior to that, Mr. Zhao served, from March 2003 to March 2005, as Supervisor of Human Resources for Foxconn Technology Group. Mr. Zhao holds a Bachelor’s degree in Mechanical and Electrical Engineering from Inner Mongolia University.

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

Mr. Remington C.H. Hu. Mr. Hu has served as an independent member on our board of directors since October 30, 2009. He is a seasoned executive with more than 16 years of experience in corporate finance and investment management, and is currently the founder and CEO of Tomorrow Capital Limited, a financial advisory firm. Prior to founding Tomorrow Capital Limited, Mr. Hu served from February 2008 to July 2009, as Chief Financial Officer of Yucheng Technologies Limited, a Nasdaq listed top IT solutions and BPO company servicing China’s banking industry, and from August 2004 to August 2007, as China Representative for CVM Capital Partners, LLC, Taiwan’s largest VC affiliated with Taiwan’s largest private equity investment group. Earlier in his career, Mr. Hu founded and served from June 1999 to June 2002, as Chief Financial Officer of eSoon Communications International Corp., a software start-up focusing on the then fast-growing CRM/CTI market served from August 1996 to May 1999, as Vice President of Crimson Asia Capital Holdings, Ltd., formerly Asia’s largest venture capital firm backed by Taiwan’s Chinatrust Financial Group. He began his career at Citibank, NA, as an Assistant Vice President in the Taipei and Hong Kong. Mr. Hu holds a Master’s Degree in Business Administration from the Wharton Business School and a Bachelor’s Degree in Computer Science and Information Engineering from the National Chiao Tung University.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. To the best of our knowledge and belief, there are no arrangements or understandings with any of our directors, executive officers, principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were selected.

Directors and executive officers are elected or appointed until their successors are duly elected or appointed and qualified.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all Directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each Director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of Directors and Director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareowners, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company is a NASDAQ listed company that offers products and services in the information technology industry in China. Therefore, the Board believes that a diversity of professional experiences in the information technology industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board. In addition, the market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our future success depends upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements, through strong focus on research and development. Therefore, the Board believes that academic and professional experience in research and development in the information technology industry should also be represented on the Board.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Mr. Jiang Huai Lin. Mr. Lin is the co-founder of our Company. He served as Chairman and Chief Executive Officer of our oldest subsidiary, IST., since its incorporation in January 2006, and is also the co-founder and sole stockholder of iASPEC. He has prior experience with an enterprise engaged in investment in high technology and consumer electronics. Mr. Lin contributes invaluable long-term knowledge of our business and operations and knowledge of the information technology industry in China.

Mr. Zhi Qiang Zhao. Mr. Zhao has 6 years’ experience as Administrative and Human Resources Director of iASPEC. He also has prior experience as Human Resources Supervisor for another technology company, Foxconn Technology Group. Mr. Zao’s experience in corporate operations and integrations, strategy planning and human resources management provides invaluable operational perspective to the Board.

Mr. Yun Sen Huang. Mr. Huang has served as a Professor at Shenzhen University’s School of Information Engineering since September 1984 and is the recipient of many industry accolades, including First Grade Award of Technology Advancement from Sichuan province, Second Grade Award of Technology Advancement from Guangdong province, and Third Grade Award of Technology Advancement from the Chemical Ministry. He has published eight books in the field of Networks and Multimedia Applications. He was a co-founder and Chairman from 2001 – 2006 of the International Software Development (Shenzhen) Co., Ltd., a co-partnership company incorporated by IBM, East Asia Bank and the Shenzhen SDC Company. Mr. Huang’s experiences provides invaluable industry research and development perspective to the Board

Mr. Qiang Lin. Mr. Lin has served as a Professor at Shenzhen University’s School of Information Engineering since September 2002 and is a Director of its Computer Science and Technology Department. He has been engaged in teaching and research in the Computer Applications for many years and currently focuses his research in the fields of Computer Networks, Information Systems, Database, and ERP systems. He serves as editor in chief of Electrical Business Foundation, an industry publication, and has published many research papers regarding computer science in China. He has done significant research experience in information systems, electronic business, logistics, and image disposal and successful development of many computer application systems as a project principal. He holds Master’s Degree of Computing Mathematics from Zhongshan University and has been the recipient of many industry accolades, including a First Grade Award of Software Development from the Chinese Chemical Ministry and a Third Grade Award of Science and Technology Development by Guangdong province. Mr. Lin’s experiences provides invaluable industry research and development perspective to the Board.

Mr. Remington C.H. Hu. Mr. Hu has more than 17 years of experience in corporate finance and investment management. He is the founder and CEO of Tomorrow Capital Limited, a financial advisory firm, and is the former CFO of Yucheng Technologies Limited, a Nasdaq listed, IT solutions company servicing China’s banking industry, former CFO of eSoon Communications International Corp., a software start-up focusing on the CRM/CTI market, former VP of Crimson Asia Capital Holdings, Ltd., formerly Asia’s largest venture capital firm backed by Taiwan’s Chinatrust Financial Group and former Assistant VP for Citibank, NA in Taipei and Hong Kong. He also served as China Representative for CVM Capital Partners, LLC, Taiwan’s largest VC affiliated with Taiwan’s largest private equity investment group. Mr Hu holds an MBA from the Wharton Business School and a BA, Computer Science and Information Engineering from the National Chiao Tung University. Mr. Hu’s experience in global capital markets and his educational background provides invaluable diversity and perspective to the Board.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below and in our previous reports filed with the SEC, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2011 or prior fiscal years.

During fiscal year 2011, a Form 4 was filed late to report one transaction by each of Mr. Jiang Huai Lin, our Chairman, CEO and President, Ms. Jackie You Kazmerzak, our former Chief Financial Officer, Mr. Zhi Xiong Huang, our Chief Technology Officer, Mr. Yi Fu Liu, our Chief Marketing Officer, and Mr. Zhiqiang Zhao, our Director and Chief Operating Officer, due to administrative oversight. A Form 3 required to be filed by Mr. Remington Hu, our Director, prior to fiscal year 2011 was not filed until after the end of fiscal year 2011 due to administrative oversight.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

Our amended and restated code of ethics conforms to the rules and regulations of The NASDAQ Stock Market LLC, or NASDAQ. The code of ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our annual report on Form 10-K, filed on March 31, 2008. Our code of ethics is also posted on the corporate governance page of our website at www.chinacnit.com. During the fiscal year ended December 31, 2011, there were no waivers of our code of ethics.

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of five members: Jiang Huai Lin, Zhi Qiang Zhao, Yun Sen Huang, Qiang Lin, and Remington C.H. Hu. Yun Sen Huang, Qiang Lin, and Remington C.H. Hu are “independent” directors, within the meaning of the NASDAQ Marketplace Rules. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the corporate governance page of our website at www.chinacnit.com. Printed copies of these charters may be obtained, without charge, by contacting by contacting the Corporate Secretary, China Information Technology, Inc., 21st Floor, Everbright Bank Building, Zhuzilin, Futian District, Shenzhen, Guangdong 518040, People’s Republic of China.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of three members: Yun Sen Huang, Qiang Lin, and Remington C.H. Hu. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Mr. Hu serves as Chair of the Audit Committee.

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
  reviewing and approving all proposed related-party transactions;
  discussing the annual audited financial statements with management and our independent auditors;
  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
  annually reviewing and reassessing the adequacy of our Audit Committee charter;
  meeting separately and periodically with management and our internal and independent auditors;
  reporting regularly to the full Board of Directors; and
  such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

Our Board of Directors has determined that Mr. Hu is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of three members: Yun Sen Huang, Qiang Lin, and Remington C.H. Hu, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Huang serves as Chair of the Compensation Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated.

The Compensation Committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;
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

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members: Yun Sen Huang, Qiang Lin, and Remington C.H. Hu, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Lin serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;
  identifying and recommending to the Board the directors to serve as members of the Board’s committees; and
  monitoring compliance with our code of ethics.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Philosophy

Our executive compensation philosophy is to align the interests of executive management with stockholder interests and with our business strategy and success through an integrated executive compensation program that considers short-term performance, the achievement of long-term strategic goals and growth in total stockholder value. The key elements of our executive compensation philosophy are competitive base salary, annual incentive opportunities and equity participation. Our aggregate compensation package is designed to attract and retain individuals critical to the long-term success of our Company, to motivate these persons to perform at their highest levels, and to reward exceptional performance.

The compensation of our executive officers is determined by the Compensation Committee, except that the entire Board makes the final determination as to the compensation of our Chief Executive Officer. The Chief Executive Officer reviews and revises compensation proposals prepared by Human Resources and presents his recommendations to the Compensation Committee for the Committee’s ultimate review and approval. The Chief Executive Officer does not participate in Compensation Committee meetings and is not involved in decisions relating to his own compensation.

Elements of Compensation

We pay each of our named executive officers a base annual salary. Bonuses and equity incentives may also be provided to supplement base salary. The criteria for determining each of these components of compensation is described below. We do not provide retirement benefits and only minimal perquisites except as described below.

Base Salary

Base salary levels for executive officers are set forth in their individual employment agreements, and are reflected in the Summary Compensation Table below. The Compensation Committee considered the total compensation paid by other biopharmaceutical companies in Shenzhen, China to persons holding equivalent positions in setting base salary levels. However, the Compensation Committee did not conduct a peer group compensation analysis or target any particular compensation level in establishing the base salaries for named executive officers.

The Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering corporate strategy and goals, individual management skills and responsibilities, demonstrated loyalty, and our commitment to attract and retain executives. We expect that our Compensation Committee will reward superior individual and company performance with commensurate cash and other compensation. The Compensation Committee did not increase base salary during fiscal year 2011. Salary will next be reviewed when the Compensation Committee deems appropriate, but the Compensation Committee will not review salary more frequently than on an annual basis.

Bonuses

Executives are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. However, in fiscal 2011 we did not set any performance targets and no discretionary bonuses were paid. If our Compensation Committee determines to do so in the future, bonuses may be paid on an ad hoc basis to recognize superior performance. If the Compensation Committee determines to provide bonus compensation as a regular part of our executive compensation package, it will establish performance goals for each of the executive officers and maximum bonuses that may be earned upon attainment of such performance goals. Some of the components of our key performance appraisal index that we may use to consider in establishing these performance goals include the following: cash flow (accounts receivable, inventory, accounts payable); sales (revenue, accounts receivables collection, gross profit, customer credit management and goods delivery management); costs and expenses (financial costs, manufacturing costs, general and administrative expenses, sales and marketing expenses, research and development costs); and capital expenditures.

Equity Incentives

Named executive officers are eligible for equity awards in the form of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares under the China Information Technology, Inc. 2007 Equity Incentive Plan, or the Plan. Equity awards are granted at the discretion of the Compensation Committee. The size of an award to any individual, including named executive officers, depends in part on individual performance, including the components of our key performance appraisal index described above and any other indicators of the impact that such employee’s productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, the Compensation Committee considers the future benefits potentially available to the named executive officers from existing awards.

We have no program, plan or practice of granting equity awards that coincide with the release by us of material non-public information.

Retirement Benefits

Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in China participate) because it is not customary to provide such benefits and programs in China.

Perquisites

Historically, we have provided our named executive officers with minimal perquisites and other personal benefits that we believe are reasonable, such as company car-related benefits. We do not view perquisites as a significant element of compensation, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete.

Summary Compensation Table — Fiscal Years Ended December 31, 2011, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000. All information below this table gives retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Total ($)
Jiang Huai Lin, Chairman, Chief Executive Officer and President (3)	2011	114,280	-	-
	2010	110,760	114,500	225,260
	2009	58,644	119,000	117,644
Daniel K. Lee, Chief Financial Officer (4)	2011	4,127	-	4,127
	2010	-	-	-
	2009	-	-	-
Jackie You Kazmerzak, former Chief Financial Officer (5)	2011	25,000	-	-
	2010	50,000	137,400	187,400
	2009	12,500	119,000	131,500
Zhi Qiang Zhao, Director, Chief Operating Officer and former Interim Chief Financial Officer (6)	2011	80,000	-	-
	2010	77,520	45,800	123,320
	2009	52,780	59,500	112,280
Zhi Xiong Huang, Chief Technology Officer (7)	2011	79,440	-	-
	2010	76,980	36,640	113,620
	2009	43,983	59,500	103,483
Yi Fu Liu, Chief Marketing Officer (8)	2011	95,238	-	-
	2010	92,304	45,800	138,104
	2009	61,576	59,500	121,076

Narrative Disclosure to Summary Compensation Table

(1)

The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the average conversion rate between the U.S. dollar and Renminbi for the applicable fiscal year, or $1.00 to RMB 6.30 (fiscal year 2011 exchange rate), $1.00 to RMB 6.50 (fiscal year 2010 exchange rate), and $1.00 to RMB 6.82 (fiscal year 2009 exchange rate).

(2)

The amounts represented in the stock and option awards columns reflect the compensation expense recognized by the Company in fiscal years 2009, 2010 and 2011 determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), as superseded by SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), as superseded by The FASB Accounting Standards CodificationTM (“ASC”), now included in ASC Topic 718 (“ASC 718”), and no forfeitures are assumed. The value of each restricted stock award was derived by multiplying the closing market price on the date of the grant of the award by the number of shares included in the award. Also see “Grants of Plan-Based Awards” for more detail regarding equity grants to named executive officers in fiscal year 2011.

(3)

Mr. Lin became our Chairman on September 6, 2006 and on October 3, 2006 he became our President and Chief Executive Officer. Prior to that, Mr. Lin was (and continues to be) the Chairman and Chief Executive Officer of our subsidiary, IST. The annual, long term and other compensation shown in this table include the amount Mr. Lin received from IST during the applicable periods. In 2011, Mr. Lin earned RMB 50,000 per month (approximately $7, 936) for his services as our Chief Executive Officer and as IST’s Chief Executive Officer and RMB 10,000 (approximately $1,587) per month as the Chairman of our Board of Directors. Mr. Lin earned RMB 50,000 per month (approximately $7,690) for his services as our Chief Executive Officer and as IST’s Chief Executive Officer and RMB 10,000 (approximately $1,540) per month as the Chairman of our Board of Directors during 2010, and earned RMB 28,330 per month (approximately $4,154) as Chief Executive Officer and RMB 5,000 (approximately $733) as the Chairman of our Board of Directors during 2009. In addition, Mr. Lin was granted 10,000 and 12,500 shares of common stock in 2010 and 2011 as compensation for his service in 2009 and 2010, respectively.

(4)

Mr. Lee became our Chief Financial Officer on December 12, 2011. Mr. Lee earned RMB 26,000 (approximately $4,127) as compensation for his services during 2011. Under his employment agreement, he is entitled to RMB 500,000 per year as compensation.

(5)

Ms. Kazmerzak served as our Chief Financial Officer from August 17, 2009 until May 30, 2011. Ms. Kazmerzak earned $5,000 per month for her services as our Chief Financial Officer in 2011, and earned $4,167 per month for her service as our Chief Financial Officer during 2010 and 2009. In addition, Ms. Kazmerzak was granted 10,000 and 15,000 shares of common stock in 2010 and 2011, respectively, as compensation for her service in 2009 and 2010, respectively.

(6)

Mr. Zhao has served as a Director since September 2008 and as our Chief Operating Officer since November 2009, when he resigned from the position of Chief Administrative Officer. He also served as our Interim Chief Financial Officer from August 5, 2011 until December 12, 2011. In addition, Mr. Zhao served as the General Manager of the Company’s subsidiary Huipu Electronics (Shenzhen) Co., Ltd., since July 2011, as Human Resource Manager of iASPEC since April 2005 and as Deputy General Manager of iASPEC since July 2006. In 2011, Mr. Zhao earned RMB 37,000 per month (approximately $5,873) for his service as Chief Operating Officer and President of Huipu Electronics, and RMB 5,000 (approximately $794) as a Director. Mr. Zhao earned RMB 37,000 per month (approximately $5,690) for his service as Chief Operating Officer and RMB 5,000 (approximately $770) as a Director during 2010. Mr. Zhao earned RMB 30,000 per month (approximately $4,400) for his services as our Chief Administrative Officer during 2009. Mr. Zhao was also granted 5,000 shares of common stock in each of 2010 and 2011 as compensation for his service in each of 2009 and 2010.

(7)

Mr. Huang has served as our Chief Technology Officer since September 1, 2008. Mr. Huang has also served as the President of our subsidiary, Zhongtian Technology since January 2010. Mr. Huang earned RMB 41,700 (approximately $6,620) and RMB 41,700 (approximately $6,415) per month during 2011 and 2010 respectively as our Chief Technology Officer and as Zhongtian’s President. Mr. Huang earned RMB 25,000 per month (approximately $3,668) as our Chief Technology Officer and as IST’s Vice President during 2009. Mr. Huang was also granted 5,000 and 4,000 shares of common stock in 2010 and 2011, respectively, as compensation for his service in 2009 and 2010, respectively.

(8)

Mr. Liu resigned from the position of Chief Operating Officer and was appointed as Chief Marketing Officer in November 2009. Mr. Liu also has served as the President of Geo since January 2009. Mr. Liu earned RMB 50,000 (approximately $7,936) and RMB 50,000 (approximately $7,692) per month during 2011 and 2010 respectively for his service as Chief Marketing Officer and the President of Geo. Mr. Liu earned RMB 35,000 per month (approximately $5,131) for his services as our Chief Operating Officer during 2009. Mr. Liu was also granted 5,000 shares of common stock in each of 2010 and 2011 as compensation for his service in 2009 and 2010, respectively.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants under the Plan to named executive officers during the fiscal year ended December 31, 2011. These equity grants were awarded for services performed during the fiscal year ended December 31, 2010. All information in this table gives retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

Name	Grant Date	All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
Jiang Huai Lin	February 8, 2011	12,500	9.16
Jackie You Kazmerzak	February 8, 2011	15,000	9.16
Zhi Qiang Zhao	February 8, 2011	5,000	9.16
Zhi Xiong Huang	February 8, 2011	4,000	9.16
Yi Fu Liu	February 8, 2011	5,000	9.16

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers had unexercised stock option awards or unvested stock awards as of December 31, 2011.

Option Exercises and Stock Vested

None of our named executive officers exercised options during the year ended December 31, 2011. The following table sets forth information regarding stock vested for each of our named executive officers on an aggregated basis during the fiscal year ended December 31, 2011. All information in this table gives retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

Name	Stock awards
	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jiang Huai Lin	12,500	114,500
Jackie You Kazmerzak	15,000	137,400
Zhi Qiang Zhao	5,000	45,800
Zhi Xiong Huang	4,000	36,640
Yi Fu Liu	5,000	45,800

Pension Benefits

No named executive officer received or held pension benefits during the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2011.

Potential Payments Upon Termination or Change in Control

Our named executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jiang Huai Lin	19,044	-	-	-	19,044
Zhi Qiang Zhao	9,522	-	-	-	9,522
Qiang Lin	5,714	-	-	-	5,714
Yun Sen Huang	5,714	-	-	-	5,714
Remington C.H. Hu	18,000	-	-	-	18,000

Narrative to Director Compensation Table

Mr. Jiang Huai Lin earns RMB 10,000 per month (approximately $1,587) for his services as the Chairman of our Board of Directors and Mr. Zhao earns RMB 5,000 per month (approximately $794) for his services as a member of our Board of Directors.

Our independent directors, Messrs Yun Sen Huang, Qiang Lin and Remington Hu, have all entered into our form of independent director agreement. Under the terms of their agreements, Mr. Yun Sen Huang earns RMB 3,000 per month (approximately $476), Mr. Qiang Lin earns RMB 3,000 per month (approximately $476), and Mr. Hu earns $1,500 per month as compensation for their services as independent directors.

All of our directors are reimbursed for pre-approved reasonable business-related expenses incurred in good faith in the performance of their duties for our Company.

Compensation Committee Interlocks and Insider Participation

Messrs. Yun Sen Huang, Qiang Lin and Remington C.H. Hu served on the Compensation Committee during the fiscal year ended December 31, 2011. None of them was an employee, an officer, or former officer of the Company. No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K during the fiscal year ended December 31, 2011. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

/s/ Compensation Committee
Yun Sen Huang
Qiang Lin
Remington C.H. Hu

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of February 29, 2012 (except where otherwise indicated) (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 21st Floor, Everbright Bank Building, Zhuzilin, Shenzhen 518040, People’s Republic of China. All information in and below this table gives retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jiang Huai Lin	President, CEO, Chairman	Common Stock	11,023,466	40.0%
Daniel K. Lee	Chief Financial Officer	Common Stock	0	*
Zhi Xiong Huang	Chief Technology Officer	Common Stock	9,000	*
Yi Fu Liu	Chief Marketing Officer	Common Stock	17,500	*
Zhi Qiang Zhao	Director, Chief Operating Officer	Common Stock	17,500	*
Yun Sen Huang	Director	Common Stock	0	*
Qiang Lin	Director	Common Stock	0	*
Remington Hu	Director	Common Stock	0	*
All officers and directors as a group (8 persons named above)		Common Stock	11,067,466	40.1%
5% Security Holders
Jiang Huai Lin		Common Stock	11,023,466	40.0%
Adam Benowitz (3)		Common Stock	1,737,035	6.3%

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
20 West 55th Street 5th Fl. New York, NY 10019
Vision Capital Advisors, LLC(3) 20 West 55th Street 5th Fl. New York, NY 10019		Common Stock	1,737,035	6.3%
Sansar Capital Asia Pte. Ltd. (4) 16 Raffles Quay #40-02, Hong Leong Building Singapore, Singapore 048581		Common Stock	1,617,326	5.9%
Sansar Capital Management, L.L.C. (4) 16 Raffles Quay #40-02, Hong Leong Building Singapore, Singapore 048581		Common Stock	1,617,326	5.9%
Fosun International Limited (5) Room 808 ICBC Tower 3 Garden Road, Central Hong Kong, China		Common Stock	2,614,212	9.5%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)

As of February 29, 2012, a total of 27,591,462 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any securities that are exercisable or convertible within 60 days have been included in the denominator.

(3)

Pursuant to a Schedule 13G filed with the SEC on February 18, 2009 on behalf of (i) Vision Opportunity Master Fund, Ltd., a Cayman Islands company, or the Master Fund, (ii) Vision Opportunity China LP, a limited partnership organized under the laws of Guernsey, or the China Fund and together with the Master Fund, the Funds, (iii) Vision Opportunity China GP Limited, a corporate entity organized under the laws of Guernsey, or the China Fund GP, which serves as the general partner of the China Fund, (iv) Vision Opportunity China Fund Limited, a corporate entity organized under the laws of Guernsey, or the China Fund Ltd., which controls the China Fund GP, (v) Vision Capital Advisors, LLC, a Delaware limited liability company (formerly known as Vision Opportunity Capital Management, LLC), or the Investment Manager, and (vi) Adam Benowitz, the Managing Member of the Investment Manager (all of the foregoing, collectively, the “Filers”). As stated in this filing, each of the Funds is a private investment vehicle engaged in investing and trading in a wide variety of securities and financial instruments for its own account. The Funds directly beneficially own all of the shares reported in this Statement. Mr. Benowitz and the Investment Manager may be deemed to share with the Funds voting and dispositive power with respect to such shares. The China Fund GP and China Fund Ltd. may be deemed to share with the China Fund voting and dispositive power with respect to such shares owned by the China Fund. Each Filer disclaims beneficial ownership with respect to any shares other than those beneficially owned directly by such Filer.

(4)

Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2012 on behalf of Sansar Capital Management, L.L.C., a Delaware limited liability company, or Sansar Capital Management, and Sansar Capital Asia Pte. Ltd., a company organized under the laws of Singapore, or Sansar Asia. As stated in this filing, Sanjay Motwani is the managing member of Sansar Family I, L.L.C., which is the managing member of Sansar Capital Management. Sansar Capital Asia L.P., a limited partnership organized under the laws of the Cayman Islands, is the sole shareholder of Sansar Asia. Sansar International L.L.C., a Delaware limited liability company, is the general partner of Sansar Capital Asia, L.P. Sanjay Motwani is the managing member of Sansar International L.L.C. All of the shares of Common Stock beneficially owned by the Reporting Persons are directly held by a fund to which Sansar Capital Management and Sansar Asia act as investment advisors.

(5)

Pursuant to a Schedule 13G/A filed with the SEC on February 13, 2012 on behalf of Fosun International Limited (“Fosun International”) and Topper Link Limited. As stated in this filing, Fosun International is a majority-owned subsidiary of Fosun Holdings Limited (“Fosun Holdings”), which in turn is a wholly-owned subsidiary of Fosun International Holdings Ltd (“Fosun International Holdings”). Fosun International Holdings is controlled by Mr. Guo Guangchang, who is also the Executive Director and Chairman of the Board of Fosun International.

Changes in Control

We are aware of no arrangements which if consummated may result in a change of control of our Company

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes certain information as of December 31, 2011 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	3,378,319 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	3,378,319 (1)

(1)

Includes 3,378,319 shares of restricted stock that were available for future issuance under the Plan as of December 31, 2011. All information in and below this table gives retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

On June 13, 2007, our Board of Directors authorized the establishment of the Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. At that time we reserved 4,000,000 shares of our common stock for issuance under the Plan.

On November 27, 2007, we issued 35,000 shares of common stock to our senior management and an outside consultant as bonus awards.

On March 20, 2008 our Board of Directors approved the grant of 200,000 stock awards to certain employees of the Company. These newly granted shares vested quarterly at 1/4 over a one-year period following the grant.

On February 2, 2009, we granted eligible employees a total of 30,000 shares of our common stock as compensation under the Plan.

On January 12, 2010, we granted eligible employees a total of 106,682 shares of common stock as compensation under the Plan.

On September 25, 2010, we granted eligible employees a total of 125,000 shares of common stock as compensation under the Plan.

On February 8, 2011, we granted eligible employees a total of 125,000 shares of common stock as compensation under Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. Share information included in this section gives retroactive effect to our one-for-two reverse stock split effected on March 1, 2012.

  Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd., or Yili, is owned by Geo. As December 31, 2010 and 2011, Yili had an outstanding balance due to Geo of $137,289 and $22,823, respectively, consisting of accounts receivable from sales.

  Shenzhen Kewen Information Technology Co., Ltd., or Kewen, is a private company owned by Mr. Qi Danfeng, who is Chief Executive Officer of Zhongtian, our indirect subsidiary. Prior to our purchase of Zhongtian, Kewen routinely purchased software from Zhongtian and at December 31, 2010 and 2011, accounts receivable from Kewen was $193,587 and zero, respectively.

  Amounts earned from Yili and Kewen during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Revenue	$14,334	$630,975
Cost of sales	-	(247,892)
Gross profit	$14,334	$383,083

  Shenzhen Information Security Investment and Development Co., Ltd., or ISID, was a company under the control of Mr. Lin and a balance of $697,820 due to ISID represented advances from ISID to the Company as of December 31, 2010. These advances are non-interest bearing and due on demand. As Mr Lin transferred control of ISID to a non-affiliated third party during the year 2011, ISID was not our related company as of December 31, 2011.

  Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd., or Geo Navigation, is owned by Geo. Prior to our acquisition of Geo, Geo Navigation made non-interest bearing cash advances to Geo, and at December 31, 2010 and 2011, a balance of $596,046 and $593,617, respectively, remained outstanding. We intend to repay this balance as soon as practicable.

  On January 7, 2010, Mr. Jiang Huai Lin, our Chairman, Chief Executive Officer and President, consummated a secondary offering to certain accredited investors of 800,000 shares of our common stock owned by him, for an aggregate purchase price of $9.84 million, or $12.30 per share. The secondary offering was consummated concurrently with our closing of a primary offering of our securities on the same date. Mr. Lin paid his pro rata share of the offering costs and we did not receive any proceeds from the secondary offering of Mr. Lin’s shares.

  On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, our Board of Directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note to Mr. Lin, in the principal amount of $5 million. The note was due and payable on January 14, 2011, and was convertible into shares of our common stock at a conversion price of $11.76 per share (the per share closing price on the trading day prior to the delivery date of the note). On March 25, 2010, Mr. Lin surrendered the note to the Company and the Company issued a replacement note, in the principal amount of $6,000,000, to reflect the principal amount of the original note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010. The new additional loan of $1,000,000 was repaid on April 7, 2010. The new note omitted the conversion feature that was contained in the original note and was non-interest bearing. The maturity date of the new note was March 5, 2012 and we were permitted to prepay all or any part of the amounts outstanding under this note at any time before the maturity date without the express written consent of Mr. Lin. In accounting for the new note, we accrued an interest expense at an interest rate of 5% per annum, which is the market interest rate for USD denominated 2-year loans in China. The imputed interest for the year ended December 31, 2010 was $187,500 and was recognized as capital contribution by the shareholder. On August 16, 2011, the Company and Mr. Lin agreed to an amended and restated promissory note to replace the note that was issued by the Company to Mr. Lin on March 25, 2010. Under the note issued on March 25, 2010, the loan was not permitted to be repaid by conversion of the loan balance into shares of common stock of the Company. Pursuant to the amended and restated note, the loan balance could be repaid by conversion of the balance into shares of the Company’s common stock at a conversion price of $5.40 per share. On August 16, 2011, Mr. Lin exercised this conversion right, and therefore agreed to receive a total of 925,926 shares of the Company’s common stock in lieu of cash repayment under the amended and restated note.

  Rental expenses from renting buildings and offices from Mr. Lin during the years ended December 31, 2011 and 2010 were $248,653 and $110,795, respectively.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our current written policies and procedures for review, approval or ratification of relationships or transactions with related persons are set forth in our code of ethics, our Audit Committee Charter, our Governance and Nominating Committee Charter, and our Board of Directors Charter.

Our Board of Directors Charter requires that our Board of Directors monitor and manage potential conflicts of interest of management and the Board and assume other responsibilities as may be required from time to time. As permitted under the Company’s Bylaws, the Board has delegated some of these responsibilities to the Board’s Audit Committee and Governance and Nominating Committee. Our Audit Committee Charter provides that the Audit Committee is responsible for establishing procedures for the approval of and approve the entry of the Company into any and all related party transactions between the Company and any executive officer or director that would potentially require disclosure pursuant to Item 404 of Regulation S-K. The Audit Committee Charter also mandates that the Audit Committee must approve the entry of the Company into any such related party transaction. Our Governance and Nominating Committee Charter provides that the Governance and Nominating Committee is responsible for reviewing and assessing the adequacy of our code of ethics and other internal policies and guidelines and monitor whether the principles described therein are being incorporated into our culture and business practices.

Our code of ethics provides a number of specific procedures, requirements, and prohibitions relating to related party transactions. It prohibits directors, officers and employees from accepting simultaneous employment with a supplier, customer, developer, or competitor, or from taking part in any activity that enhances or supports a competitor’s position. All directors, officers and employees must disclose to us any interest that may conflict with the Company. A director, officer and employee may accept a position as a director of another company only if he or she obtains approval from the Board of Directors; the other company does not compete with us; and any compensation received in this capacity is commensurate with its responsibilities.

Our code of ethics generally requires our directors, officers, and employees to avoid conducting our business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant manner. Where a director, officer or employee believes that such a transaction is unavoidable, he or she must fully disclose it to our Chief Executive Officer. If the Chief Executive Officer deems it material to the Company, the Governance and Nominating Committee must review and provide advance written approval for such transactions. The Board subsequently reassigned part of this responsibility to the Audit Committee pursuant to the Audit Committee Charter. The most significant related party transactions, especially those involving our directors or executive officers, must be reviewed and approved in writing in advance by our Board of Directors. The Board also delegated part of this function to the Audit Committee under the Audit Committee Charter, as explained above. We must report all such material related party transactions under applicable accounting rules, federal securities laws, SEC rules and regulations, and securities market rules. Any dealings with a related party must be conducted in such a way that no preferential treatment is given.

In addition, our code of ethics discourages the employment of relatives and significant others in positions or assignments within the same department and prohibits the employment of such persons in positions that have influence (e.g., an auditing or control relationship, or a supervisor/subordinate relationship). Our Human Resources department is primarily responsible for administering this aspect of our related party transactions policy. If any covered relationship develops or exists between two employees, the senior employee must advise his or her supervisor. We may separate the employees either by reassignment or termination, if necessary.

Our code of ethics permits waivers of the above policies and procedures as to directors or executive officers only if they are approved in writing by the Board of Directors and promptly disclosed. Any waiver with respect to any employee, agent or contractor must be approved in writing by the Company. Under its Charter, our Governance and Nominating Committee is also responsible for reviewing requests for any waivers and recommending to the Board whether a particular request should be granted.

Any type of related party transaction not expressly covered by the above policies and procedures is subject to the review and approval of our Board of Directors.

There were no related party transactions since the beginning of the 2010 fiscal year for which our policies and procedures did not require review, approval or ratification, or where our policies and procedures were not followed.

Director Independence

Each of Messrs. Yun Sen Huang, Qiang Lin and Remington C.H. Hu serves on our board as an “independent” director as defined by the applicable rules of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$569,874	$526,633
Audit-Related Fees	-	-
Tax Fees	25,000	20,000
All Other Fees	-	-
TOTAL	$594,874	$546,633

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by GHP Horwath, P.C. for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 7, 2012

CHINA INFORMATION TECHNOLOGY, INC.

By:	/s/ Jiang Huai Lin
Jiang Huai Lin
Chief Executive Officer

By:	/s/ Daniel K. Lee
Daniel K. Lee
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jiang Huai Lin	Chairman and Chief Executive Officer	March 7, 2012
Jiang Huai Lin	(Principal Executive Officer)

/s/ Daniel K. Lee	Chief Financial Officer	March 7, 2012
Daniel K. Lee	(Principal Financial and Accounting Officer)

/s/ Zhiqiang Zhao	Director and Chief Operating Officer	March 7, 2012
Zhiqiang Zhao

/s/ Yun Sen Huang	Director	March 7, 2012
Yun Sen Huang

/s/ Qiang Lin	Director	March 7, 2012
Qiang Lin

/s/ Remington Hu	Director	March 7, 2012
Remington Hu

CHINA INFORMATION TECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Information Technology, Inc.

We have audited the accompanying consolidated balance sheet of China Information Technology, Inc. and its subsidiaries and variable interest entity (the “Company”) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Information Technology, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Information Security Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Information Technology, Inc.

We have audited the accompanying consolidated balance sheet of China Information Technology, Inc. and its subsidiaries and variable interest entity (the “Company”) as of December 31, 2010 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

BDO Limited
Hong Kong, March 8, 2011, except for Note 4 which is as of March 7, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Information Technology, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity, and cash flows of China Information Technology, Inc., and its subsidiaries (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 5, 2010

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
Expressed in U.S. dollars (Except for share amounts)

	NOTE	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$14,019,634	$18,166,857
Restricted cash		12,538,049	8,344,147
Accounts receivable:
Billed, net of allowance for doubtful accounts of $9,373,000 and $6,073,000, respectively		31,117,415	31,172,599
Unbilled		72,225,044	67,622,656
Bills receivable		247,338	201,003
Advances to suppliers		5,020,747	9,246,437
Amounts due from related parties	6	22,823	330,876
Inventories, net of provision of $5,224,000 and $578,000, respectively	7	22,317,260	19,931,866
Other receivables and prepaid expenses		9,603,954	2,463,562
Deferred tax assets	13	2,548,834	1,565,006
TOTAL CURRENT ASSETS		169,661,098	159,045,009

Deposit for software purchase		-	3,034,000
Deposit for purchase of land use rights	10(a)	27,564,586	26,566,377
Long-term investments	8	2,401,561	3,296,252
Property, plant and equipment, net	9	91,161,093	79,348,883
Land use rights, net	10(b)	1,956,616	1,929,194
Intangible assets, net	10(c)	14,380,459	13,725,274
Goodwill		53,983,687	51,918,275
Deferred tax assets	13	683,042	538,460
TOTAL ASSETS		$361,792,142	$339,401,724

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11	$40,983,457	$35,326,566
Accounts payable		19,013,509	17,249,334
Bills payable	12	27,399,393	20,536,475
Advances from customers		6,403,966	7,480,686
Amounts due to related parties	6	593,617	1,293,866
Accrued payroll and benefits		3,060,384	4,304,988
Other payables and accrued expenses		6,784,353	6,953,561
Contingent consideration, current portion	5	-	3,267,087
Income tax payable	13	3,525,949	3,809,708
TOTAL CURRENT LIABILITIES		107,764,628	100,222,271

Long-term bank loans	11	109,524	5,863,205
Amounts due to related parties, long-term portion	6	12,624	5,014,949
Contingent consideration, net of current portion	5	-	901,171
Deferred tax liabilities	13	1,365,680	1,824,434
TOTAL LIABILITIES		109,252,456	113,826,030
COMMITMENTS AND CONTINGENCIES		-	-

EQUITY
Common stock, par $0.01; authorized capital 100,000,000 shares; shares issued 2011: 27,591,462, 2010: 26,030,894 shares	4	286,326	255,115
Treasury stock, 360,627 shares, at cost		(695,514)	(11,468)
Additional paid-in capital		101,261,307	92,294,350
Reserve	14	14,488,533	12,968,985
Retained earnings		95,600,619	90,240,665
Accumulated other comprehensive income		19,925,259	11,325,040
Total equity of the Company		230,866,530	207,072,687
Non-controlling interest		21,673,156	18,503,007
TOTAL EQUITY		252,539,686	225,575,694

TOTAL LIABILITIES AND EQUITY		$361,792,142	$339,401,724

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
Expressed in U.S. dollars (Except for share amounts)

	NOTE	2011	2010	2009

Revenue - Products		$46,435,133	$53,328,214	$16,784,910
Revenue - Software		39,301,812	90,419,181	63,827,233
Revenue - System integration		27,678,685	16,278,860	19,017,962
Revenue - Others		1,119,923	3,819,342	1,365,989
TOTAL REVENUE		114,535,553	163,845,597	100,996,094

Cost - Products sold		36,815,966	46,052,309	13,560,279
Cost - Software sold		13,302,464	38,574,738	22,229,542
Cost - System integration		19,625,349	8,259,899	14,251,391
Cost - Others		472,270	395,496	303,215
TOTAL COST		70,216,049	93,282,442	50,344,427

GROSS PROFIT		44,319,504	70,563,155	50,651,667

Administrative expenses		22,785,631	18,623,523	12,653,175
Research and development expenses		4,483,754	3,016,693	2,705,669
Selling expenses		7,522,986	6,359,487	3,136,380
INCOME FROM OPERATIONS		9,527,133	42,563,452	32,156,443

Subsidy income		1,939,787	948,630	833,429
Other income, net		538,624	1,237,933	1,153,288
Interest income		317,190	126,459	270,666
Interest expense		(2,948,406)	(1,539,407)	(388,686)

INCOME BEFORE INCOME TAXES
		9,374,328	43,337,067	34,025,140

Income tax expense	13	(804,149)	(7,863,437)	(3,887,495)

NET INCOME		8,570,179	35,473,630	30,137,645
Less: Net income attributable to the non-controlling interest	3	(660,781)	(1,071,626)	(43,076)
NET INCOME ATTRIBUTABLE TO THE COMPANY		$7,909,398	$34,402,004	$30,094,569

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	4	26,737,638	25,907,217	24,338,196
Diluted	4	26,965,006	26,072,506	24,338,196

EARNINGS PER SHARE
Basic	4	$0.30	$1.33	$1.24
Diluted	4	$0.29	$1.32	$1.24

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
Expressed in U.S. dollars

	2011	2010	2009
Net income	$8,570,179	$35,473,630	$30,137,645
Other comprehensive income:
Foreign currency translation gain	8,903,913	6,668,353	375,380
Comprehensive income	17,474,092	42,141,983	30,513,025
Comprehensive income attributable to the non-controlling interest	(964,475)	(1,431,514)	(46,574)
Comprehensive income attributable to the Company	$16,509,617	$40,710,469	$30,466,451

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
Expressed in U.S. dollars

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total
BALANCE AS AT January 1, 2009	23,731,202	$209,121	-	$-	$64,127,339	$4,964,597	$33,748,480	$4,644,693	$15,310,897	$123,005,127

Purchase of treasury stock (Note 15)	-	-	(3,000)	(11,468)	-	-	-	-	-	(11,468)
Common stock issued upon achieving earn-out target	-	-	-	-	5,745,728	-	-	-	-	5,745,728
Common stock issued for business acquisitions	1,191,369	23,827	-	-	8,438,995	-	-	-	-	8,462,822
Stock-based compensation (Note 15)	30,000	600	-	-	183,000	-	-	-	-	183,600
Net income for the year	-	-	-	-	-	-	30,094,569	-	43,076	30,137,645
Foreign currency translation gain	-	-	-	-	-	-	-	371,882	3,498	375,380
Transfer to reserve (Note 14)	-	-	-	-	-	3,380,774	(3,380,774)	-	-	-

BALANCE AS AT DECEMBER 31, 2009	24,952,571	233,548	(3,000)	(11,468)	78,495,062	8,345,371	60,462,275	5,016,575	15,357,471	167,898,834
Issuance of common stock in private placements	826,017	16,520	-	-	9,113,232	-	-	-	-	9,129,752
Common stock issued upon the exercise of warrants (Note 15)	20,625	413	-	-	253,275	-	-	-	-	253,688
Stock-based compensation (Note 15)	231,681	4,634	-	-	2,394,876	-	-	-	-	2,399,510

Common stock released upon achieving earn-out target	-	-	-	-	1,850,405	-	-	-	-	1,850,405
Net income for the year	-	-	-	-	-	-	34,402,004	-	1,071,626	35,473,630

Foreign currency translation gain	-	-	-	-	-	-	-	6,308,465	359,888	6,668,353

Capital injection to Geo	-	-	-	-	-	-	-	-	1,714,022	1,714,022

Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	187,500	-	-	-	-	187,500
Transfer to reserve	-	-	-	-	-	4,623,614	(4,623,614)	-	-	-
BALANCE AS AT DECEMBER 31, 2010	26,030,894	255,115	(3,000)	(11,468)	92,294,350	12,968,985	90,240,665	11,325,040	18,503,007	225,575,694
Purchase of treasury stock (note 15)	-	-	(357,627)	(684,046)	-	-	-	-	-	(684,046)
Common stock issued upon the settlement of earn-out target (Note 15)	344,353	6,887	-	-	957,303	-	-	-	-	964,190
Stock-based compensation (Note 15)	125,000	2,500	-	-	1,142,499	-	-	-	-	1,144,999

Common stock released upon achieving earn-out target (Note 15)	165,289	3,306	-	-	1,719,006	-	-	-	-	1,722,312

Common stock issued on conversion of shareholder’s loan	925,926	18,518			4,981,482					5,000,000
Net income for the year	-	-	-	-	-	-	7,909,398	-	660,781	8,570,179
Foreign currency translation gain	-	-	-	-	-	-	-	8,600,219	303,694	8,903,913
Imputed interests in relation to shareholder’s loan (Note 6)	-	-	-	-	166,667	-	-	-	-	166,667
Changes in an Ownership Interest in Zhongtian (Note 1)	-	-	-	-	-	-	(1,029,896)	-	1,029,896	-
Capital injection to Zhongtian by minority shareholders	-	-	-	-	-	-	-	-	1,175,778	1,175,778
Transfer to reserve (Note 14)	-	-	-	-	-	1,519,548	(1,519,548)	-	-	-

BALANCE AS AT DECEMBER 31, 2011	27,591,462	$286,326	(360,627)	$(695,514)	$101,261,307	$14,488,533	$95,600,619	$19,925,259	$21,673,156	$252,539,686

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
Expressed in U.S. dollars (Except for share amounts)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$8,570,179	$35,473,630	$30,137,645
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for losses on accounts receivable and other current assets	4,072,406	3,652,136	2,765,837
Depreciation	10,853,984	7,715,013	4,069,363
Amortization of intangible assets and land use rights	1,757,655	1,794,555	1,786,201
Stock-based compensation	-	3,130,000	1,453,110
Loss on disposal of property and equipment, net	578,265	339,601	62,803
Loss on write-off of land use rights	-	232,938	-
Provision for obsolete inventories	4,627,598	378,619	183,714
Change in fair value of contingent consideration	(1,481,756)	(325,132)	(1,108,759)
Change in deferred income tax	(1,694,374)	110,200	(1,268,670)
Impairment of long-term investment	1,002,755	855,176	233,211
Imputed interest on shareholder’s loan	166,667	187,500	-
Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in restricted cash	(2,772,004)	(743,913)	(5,856,949)
Increase in accounts receivable	(4,538,402)	(27,889,936)	(24,850,334)
Decrease (increase) in advances to suppliers	3,973,915	(2,044,930)	3,001,469
(Increase) decrease in other receivables and prepaid expenses	(8,944,900)	11,758,974	(13,366,450)
Increase in inventories	(6,171,310)	(8,943,882)	(1,219,083)
Increase in accounts payable and bills payable	7,101,150	3,761,608	11,068,019
(Decrease) increase in advances from customers	(1,329,076)	3,324,359	1,416,715
(Decrease) increase in amounts due to related parties	(401,392)	457,735	132,774
Increase(decrease) in other payables and accrued expenses and other liabilities	1,245,553	(6,673,381)	1,149,194
(Decrease) increase in income tax payable	(275,586)	398,667	1,687,973
Net cash provided by operating activities	16,341,327	26,949,537	11,477,783

INVESTING ACTIVITIES
Cash acquired in HPC acquisition	-	-	2,508,394
Consideration paid for acquisition of HPC	-	-	(8,000,000)
Purchase of land use rights	-	(232,938)	-
Proceeds from sale of short-term investments	-	-	5,864,400
Refund of investment in former Joint Venture	-	-	4,398,300
Proceeds from sale of property and equipment	-	142,049	78,238
Deposit for purchase of land use rights	-	(25,310,974)	-
Investment in Tianditu	-	(1,183,520)	-
Purchases of property and equipment	(16,776,095)	(29,860,881)	(16,872,380)
Capitalized and purchased software development costs	(1,850,595)	(1,466,554)	(1,215,649)
Deposit for software purchase	-	(2,958,800)	(1,425,577)
Net cash used in investing activities	(18,626,690)	(60,871,618)	(14,664,274)

FINANCING ACTIVITIES
Borrowings under short-term loans	87,474,985	52,361,076	19,952,949
Borrowings from shareholder’s loan	-	6,035,580	-
Borrowings under long-term loans	-	8,491,756	-
Repayment of short-term loans	(87,299,684)	(35,938,146)	(12,475,839)
Repayment of shareholder’s loan	-	(1,035,580)	-
Repayment of long-term loans	(1,769,920)	(2,477,995)	(351,984)
Increase in restricted cash in relation to bank borrowings	(1,048,220)	(1,483,976)	-
Repurchase of common stock	(684,046)	-	(11,468)
Capital injection to Geo by minority shareholders	-	1,744,213	-
Capital injection to Zhongtian by minority shareholders	1,157,551
Issued common stock	-	9,383,440	-
Net cash (used in) provided by financing activities	(2,169,334)	37,080,368	7,113,658

Effect of exchange rate changes on cash and cash equivalents	307,474	1,529,937	(13,786)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,147,223)	4,688,224	3,913,381
CASH AND CASH EQUIVALENTS, BEGINNING	18,166,857	13,478,633	9,565,252
CASH AND CASH EQUIVALENTS, ENDING	$14,019,634	$18,166,857	$13,478,633

Supplemental disclosure of cash flow information:
Cash paid during the year
Income taxes	$2,708,313	$7,360,151	$3,464,474
Interest	$2,725,058	$1,331,258	$379,101

Supplemental disclosure of significant non-cash transactions:

On November 11, 2009, 550,965 shares of common stock were issued for the equity portion of the purchase price of approximately $8.46 million of Huipu.

In 2009, upon achievement of earn out targets by ISS, Bocom and Zhongtian, approximately 452,582 previously issued shares became no longer returnable and resulted in additional equity purchase consideration and goodwill of approximately $5,58 million

In 2010, upon achievement of earn out target by Zhongtian, 177,582 previously issued shares became no longer returnable and resulted in additional equity purchase consideration and goodwill of $1.85 million. Huipu achieved earn out target in 2010 and 165,289 shares was issued for equity portion of purchase price of Huipu.

On February 8, 2011, the Company granted eligible employees a total of 125,000 shares of the Company’s common stock under the China Information Technology, Inc. Equity Incentive Plan as compensation. The fair value of these shares of approximately $1.1 million, based on the quoted market price, was accrued as of December 31, 2010 as the compensation was for services provided in 2010.

On May 3, 2011, upon achievement of earn out targets by Huipu, the Company issued 165,289 shares of the Company’s common stock in connection with the acquisition of Huipu.

On August 16, 2011, the Company issued a total of 925,926 shares of the Company’s common stock at a conversion price of $5.4 per share as repayment of shareholder’s loan of $5.0 million.

On August 30, 2011, the Company settled the remaining potential earn out for 2011 and 2012 with Huipu’s former shareholder and issued 344,354 shares of the Company’s common stock in connection with the acquisition of Huipu ..

The accompanying notes are an integral part of these consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Technology Inc (the “Company” or “ CNIT ”), together with its subsidiaries, is a total solutions provider of information and display technology products and services in the People’s Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), and Huipu Electronics (Shenzhen) Co., Ltd (“Huipu”), and through the Company’s variable interest entity ("VIE"), iASPEC Software Company Limited ("iASPEC"), and its subsidiaries, Wuda Geoinformatics Co., Ltd ("Geo") and Shenzhen Zhongtian Development Company Ltd (“Zhongtian”).

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

Management Service Agreement

Pursuant to the terms of a July 2007 management service agreement (“MSA”), as amended, iASPEC granted IST a ten-year, exclusive, royalty-free, transferable worldwide license to use and install certain iASPEC software, along with copies of source and object codes relating to such software. In addition, IST licensed back to iASPEC a royalty-free, limited, non-exclusive license to the software, without right of sub-license, for the sole purpose of permitting iASPEC to carry out its business as presently conducted. IST has the right to designate two Chinese citizens to serve as senior managers of iASPEC, to serve as a majority on iASPEC’s Board of Directors, and to assist in managing the business and operations of iASPEC. In addition, both iASPEC and IST will require the affirmative vote of a majority of the Company’s Board of Directors, including at least one non-insider director, for certain material actions, as defined, with respect to iASPEC.

In connection with the MSA, IST also entered into an immediately exercisable purchase option agreement (“Option Agreement”) with iASPEC and its shareholders, pursuant to which the iASPEC shareholder granted the Company or its designee(s) an exclusive, irrevocable option to purchase, from time to time, all or a part of iASPEC’s shares or iASPEC’s assets from the iASPEC shareholder for $1,800,000 in the aggregate. The option may not be exercised if the exercise would violate any applicable laws and regulations in the PRC or cause any license or permit held by, and necessary for the operation of iASPEC, to be cancelled or invalidated.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Amended and Restated MSA

Pursuant to the MSA, IST will provide management and consulting services to iASPEC, under the following terms:

  iASPEC agreed that IST will be entitled to receive ninety five percent (95%) of the Net Received Profit, as defined, of iASPEC during the term of the Agreement. iASPEC is obligated to calculate and pay the Net Received Profit due to IST no later than the last day of the first month following the end of each fiscal quarter;

  Mr. Lin agreed to enter into a pledge agreement with IST to pledge all of his equity interests in iASPEC as security for his and iASPEC’s fulfillment of their respective obligations under the MSA, and to register the pledge agreement with the local AIC (Administration for Industry and Commerce);

  Mr. Lin confirmed his status as the sole iASPEC shareholder and his assumption of all of the obligations of the iASPEC shareholder under the agreement, including a confirmation of his continuing obligation under a written guaranty, executed by the then iASPEC shareholders;

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

  Provide the Company with effective control over all of iASPEC’s operations;

  Allow the shareholders of iASPEC an opportunity to monetize a portion of their investment through the $1.8 million purchase option.

As a result of the MSA and the Option Agreement, iASPEC is a Variable Interest Entity (VIE) of the Company. To comply with PRC laws and regulations that restrict foreign ownership of companies that provide public security information technology and Geographic Information Systems software operating services to certain government and other customers, the Company operates the restricted aspect of its business through iASPEC.

On September 3, 2010, Geo, a majority-owned subsidiary of iASPEC increased its registered capital from RMB 60 million (approximately $8.8 million) to RMB79 million (approximately $11.7 million). The RMB19.2 million (approximately $2.8 million) increase was contributed by iASPEC, the minority shareholders of Geo and new shareholders, comprising of the management teams of both GEO and iASPEC, including Mr. Lin, the Company’s chief executive officer and the sole shareholder of iASPEC.

On August 2011, the Boards of Directors of iASPEC and the Company approved iASPEC’s less than pro rata contribution of RMB7.4 million (approximately $1.1 million), and approved the participation of the management teams of Geo and iASPEC in the capital increase as an incentive and to align their interests with the interests of Geo and iASPEC. As a result of the capital increase, the equity interest owned by iASPEC in Geo was reduced from 57% to 52.54%, and the management teams of Geo and iASPEC now hold 11.02% of the equity interests in Geo.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On May 5, 2011, Kwong Tai International Technology Ltd. (“Kwong Tai”), our wholly-owned subsidiary, and iASPEC entered into an equity transfer agreement, pursuant to which Kwong Tai agreed to transfer 100% of equity interests in Zhongtian, also our wholly-owned PRC subsidiary, to iASPEC, for a purchase price of RMB20.2 million (approximately $3.1 million), and resulted in approximately $1 million of Zhongtian's equity being reclassified to non-controlling interest. The Purchase Price is equal to the PRC registered capital of Zhongtian.

On December 29, 2011, Zhongtian, increased its registered capital from RMB33.2 million (approximately $5.2 million) to RMB40.7 million (approximately $6.4 million). The RMB7.5 million(approximately $1.2 million) was contributed by new shareholders, comprising the management teams of Zhongtian, including Mr. Jianghuai Lin, the Company’s chief executive officer. As a result of the capital increase, the equity interest owned by iASPEC in Zhongtian was reduced from 100% to 81.65%, and the management team of Zhongtian now holds 18.35% of the equity interest in Zhongtian.

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

The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions. At December 31, 2011 and 2010, approximately $14.02 million and $18.17 million, respectively was held in bank accounts in the PRC.

(e) Restricted Cash

Restricted cash as of December 31, 2011 consists of security deposits in bank accounts in the PRC that serve as collateral for the Company’s revolving working capital facility, which are included in short-term loans, bills payable, as well as letter of credit facilities.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Accounts Receivable, Bills Receivable and Concentration of Risk

The Company evaluates the creditworthiness of each customer before accepting them and continuously monitors their recoverability. If there are any indicators that the customer may not make payment, then we may consider making provision for impairment for that particular customer. At the same time, we may cease further sales or services to such customer. The following are some of the factors that we consider in determining whether to discontinue sales or revenue recognition:

the customer fails to comply with its payment schedule;
the customer is in serious financial difficulty;
a significant dispute with the customer has occurred regarding job progress or other matters;
the customer breaches any of the contractual obligations;
the customer appears to be financially distressed due to economic or legal factors;
the business between the customer and the Company is not active; and
other objective evidence which indicates impairment of the accounts receivable.

We consider the following factors when determining whether to permit a longer payment period or provide other concessions to customers:

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

Accounts receivable include $72.23 million and $67.62 million of unbilled accounts receivable at December 31, 2011 and 2010, respectively. Unbilled accounts receivable consist of estimated future billings for work performed but not yet invoiced to the customer. Unbilled accounts receivable are generally invoiced upon the completion of work orders, which is estimated to be within one year.

The Company’s top five customers accounted for 19% of accounts receivable as of December 31, 2011, of which no single customer accounted for greater than 10% or more of accounts receivable. The Company’s top five customers accounted for 16% of accounts receivable as of December 31, 2010, of which no single customer accounted for greater than 10% or more of accounts receivable.

For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for 10% or more of total revenue. The allowance for doubtful accounts at December 31, 2011 and 2010, totaled $9.37 million and $6.07 million respectively, representing management’s best estimate. The following table describes the movement in the allowance for doubtful accounts during the year ended December 31, 2011:

Balance at January 1, 2011	$6,072,644
Increase in allowance for doubtful accounts	6,169,941
Amounts recovered during current period	(3,145,063)
Foreign exchange difference	275,804
Balance at December 31, 2011	$9,373,326

(g) Advances to Suppliers

Advances to suppliers represents cash deposits for the purchase of inventory items from suppliers.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value Accounting

Financial Accounting Standards Board (FASB) Accounting Standards Codifications (ASC) 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). As required by FASB ASC 820-10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FASB ASC 820-10 are described below:

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

As of December 31, 2010, the contingent consideration for the Company’s acquisition of Huipu was measured at fair values using level 3 inputs. In 2011 the contingent consideration of $1.48 million was settled.

(j) Inventories

Inventories are valued at the lower of cost or market. Market is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of December 31, 2011, the inventory impairment was mainly from raw materials, and results in a new cost basis for accounting purposes.

For the years ended December 31, 2011 and 2010, approximately 43%, 40%, respectively of total inventory purchases were from five unrelated suppliers. Two suppliers accounted for 25% of total inventory purchases in 2011 and no other suppliers accounted for greater than 10% of total inventory purchases. One supplier accounted for 10.6% of total inventory purchases in 2010 and no other suppliers accounted for greater than 10% of total inventory purchases.

(k) Long-term Investments

Long-term investments are carried at cost. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. Management evaluates all cost method investments for impairment; however, the fair value of the cost method investments is not required to be determined unless impairment indicators are present. When impairment indicators exist, discounted cash flow analyses are generally used to estimate the fair value. (Level 3)

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Amortization and depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of property, plant and equipment are as follows:

Office buildings	20-50 years
Plant and machinery	3-20 years
Electronics equipment, furniture and fixtures	3-5 years
Motor vehicles	5 years
Purchased software	3-10 years

Maintenance and repairs costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

(m) Land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land under operating lease arrangement and are stated at cost less accumulated amortization and any recognized impairment loss. The cost of the land use right is amortized on a straight-line basis over the beneficial period of 46 years.

(n) Intangible assets

Intangible assets represent technology and customer base intangible assets acquired in connection with business acquisitions, and software development costs capitalized by the Company’s subsidiaries.

Intangible assets are amortized using the straight-line method over the following estimated useful lives:

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(q) Revenue Recognition

The Company generates its revenues primarily from three sources, (1) hardware sales, (2) software sales, and (3) system integration services. The Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and FASB ASC No.605-35 "Construction-Type and Production-Type Contracts" ("FASB ASC 605-35").

Revenues from hardware products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred and upon receipt of customers’ acceptance, the price to the customer is fixed or determinable in accordance with the contract, and collectability is reasonably assured.

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers’ needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with FASB ASC 605-35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support that is not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades enhancements offered are minimal and infrequent; the Company recognizes PCS revenue after delivery and customer acceptance.

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

No rights of return are allowed except for non-conforming products, which have been insignificant based on historical experiences. If non-conforming products are returned due to software issues, the Company will provide upgrades or additional customization to suit customers’ needs. In cases where non-conformity is a result of integrated hardware, the Company returns the hardware to the original vendor for replacement.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q) Revenue Recognition (continued)

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

(r) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. During the year ended December 31, 2011 and 2009, the Company has repurchased a net total of 357,627 and 3,000 shares of common stock. No shares were repurchased in 2010.

(s) Stock-based compensation

The Company applies ASC No. 718, “Compensation — Stock Compensation” (formerly the SFAS No. 123 (revised 2004) “Share-based Payment”), which requires that share-based payment transactions with employees, such as share options, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

During the years ended December 31, 2010 and 2009, the Company recognized $3.13 million and $1.45 million, respectively of compensation expenses under the Plan. There was no compensation expense recorded in the year ended December 31, 2011.

(t) Foreign Currency Translation

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

For financial reporting purposes, the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates, revenue and expenses are translated at average exchange rates, and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in other comprehensive income, a component of equity.

The exchange rates adopted are as follows:

	December 31,	December 31,
	2011	2010
Year end exchange rate	6.3532	6.5920
Average yearly exchange rate	6.4533	6.7595

The average yearly exchange rate adopted for the year ended December 31, 2009 was 6.8208.

No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Accounting for Computer Software to be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with FASB ACS 985-20-Cost of Software to be Sold, Leased, or Marketed. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development expenses. Costs that are incurred to produce the finished products after technological feasibility is established are capitalized and amortized over the estimated economic life of 2 to 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. During the years ended December 31, 2011, 2010 and 2009, $1.85 million, $1.47 million and $1.08 million, respectively was capitalized. At December 31, 2011, 2010 and 2009, unamortized capitalized software costs were approximately $3.38 million, $1.87 million, and $1.24 million, respectively.

(v) Subsidy Income

Subsidy income mainly represents income received from the local governmental agency in China for development and designated activities. We have no continuing obligation under the subsidy provision.

(w) Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are recognized for all significant temporary differences at enacted rates and classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion, or all of, the deferred tax asset will not be realized. The Company classifies interest and/or penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Company applies the provisions of ASC No. 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides accounting guidance on de-recognition, classification, interest and penalties, and disclosure.

(x) Segment reporting

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in the Company’s business portfolio and realignment of management, management conducted a review of its operating business segments during the first quarter of 2011. The review resulted in changing the segment reporting from four to two new segments, Information Technology (“IT”), and Display Technology (“DT”).

The Company’s new segment reporting, which has been used for all periods presented, follows the organizational structure as reflected in its internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

The Company reports financial and operating information in the following two segments:

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x) Segment reporting (continued)

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

(z) Recently Issued Accounting Guidance

In September 2011, the FASB issued ASU 2011-08—Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is not less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for fiscal year 2013. Early adoption is permitted.. The adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

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

In order to facilitate iASPEC’s expansion and also to provide financing for iASPEC to complete the acquisition of Geo, the Company advanced RMB38 million (approximately $5.4 million) to iASPEC in two installments on in2007 and 2008, to increase iASPEC’s registered capital. In order to comply with PRC laws and regulations, the advance was made to Mr. Lin, iASPEC’s then majority shareholder, who, upon the authority and direction of the Board of Directors, forwarded the funds to iASPEC . The Company has recorded the advance of these funds as an interest-free loan to iASPEC, which was eliminated against additional capital of iASPEC in consolidation. The increase in iASPEC’s registered capital does not affect IST’s exclusive option to purchase iASPEC’s assets and shares under the MSA

. -F- 20 -

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

3. VARIABLE INTEREST ENTITY (CONTINUED)

For the years ended December 31, 2011, 2010 and 2009, $660,781 ($385,099 from iASPEC and $275,682 from Geo), and $1,071,626 ($893,316 from iASPEC and $178,310 from Geo), $43,076 ($180,000 from iASPEC and a loss $136,924 from Geo) respectively have been attributed to non-controlling interest in the consolidated statements of income of the Company.

At December 31, 2011, the consolidation of iASPEC, Geo and Zhongtian resulted in an increase in assets of approximately $92.63 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $30.74 million, and an increase in non-controlling interest of approximately $21.67 million, and for the years ended December 31, 2011 and 2010 the consolidation resulted in an increase in net income attributable to the Company of approximately $7.32 million and $16.97 million, respectively.

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

On March 1, 2012, the Company announced that it has filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State to effect a one (1)-for-two (2) reverse stock split of the authorized and issued and outstanding Common Stock, par value $0.01 per share, of the Company. The reverse stock split was effective at the market opening on March 2, 2012, at which time the Company’s Common Stock will begin trading on the NASDAQ Stock Market on a split-adjusted basis. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise. Components of basic and diluted earnings per share were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Net income attributable to the Company	$7,909,398	$34,402,004	$30,094,569
Weighted average outstanding shares of common stock	26,737,638	25,907,217	24,338,196
Effect of dilutive securities
Warrants	-	-	-
Contingently issuable shares	227,368	165,289	-

Earnings per share:
Basic	$0.30	$1.33	$1.24

Diluted	$0.29	$1.32	$1.24

Warrants for the purchase of 200,000 shares were not included in 2011, 2010, or 2009as their effect would have been anti-dilutive.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

5. GOODWILL AND CONTINGENT CONSIDERATION FROM BUSINESS ACQUISITIONS

Goodwill by segment as at December 31, 2011 and 2010 is as follows:

		Foreign
	December 31,	exchange rate	December 31,
	2010	adjustment	2011
IT Segment	$25,941,242	$1,038,952	$26,980,194
DT Segment	25,977,033	1,026,460	27,003,493
Total	$51,918,275	$2,065,412	$53,983,687

On October 14, 2009, the Company, through CPSH, acquired 100% of the equity interests of Topwell Treasure Ltd.("Topwell"), a Hong Kong limited company, and its wholly-owned Chinese subsidiary, Huipu Electronics (Shenzhen) Co., Ltd. ("Huipu"), for an aggregate purchase price of $16 million pursuant to a Share Purchase Agreement, dated August 28, 2009. Huipu is a leading developer and manufacturer of customized LCD/LED multi-screen display systems in China and the holder of numerous technology patents, trademarks, certifications and licenses. As a result of the acquisition, the Company is expected to penetrate to those markets with the integrated system of the software and LCD/LED multi-screen display.

The total acquisition date fair value of the consideration transferred was estimated at $22.06 million, which included the initial payments totaling approximately $8 million in cash, 550,965 shares of the Company’s common stock valued at $15.36 per share, representing the closing market price of the Company’s shares at acquisition date, and the estimated fair value of acquisition-related contingent consideration to be paid to Huipu’s shareholders totaling approximately $5.6 million.

The fair value estimate of the contingent consideration was based on weighted probability (level 3 input) of achievement of After Tax Net Income targets (ATNI) in 2010, 2011 and 2012, which could have resulted in the issuance of up to 550,965 additional shares of the Company’s common stock. Actual achievement of ATNI below $3.2 million would have reduced the liability to zero and achievement of ATNI of $6.8 million or more would have increased the liability to $6.8 million. Changes in fair value of the acquisition-related contingent consideration were recorded in the statement of operations and financial position in the period of change. Gains of $1.48 million, $0.33 million and $1.1 million of other income, net in 2011, 2010 and 2009, respectively. On August 30, 2011, the Company waived the requirement of the remaining potential earn out for 2011 and 2012 with Huipu’s former shareholder, therefore, as at December 31, 2011, the fair value of contingent consideration is zero. The following table represents the fair value movement changes in 2011:

Contingent consideration:
Fair value as at December 31, 2010:	$4,168,258
Less: common stock issued upon achieved earn out target for 2010:	(1,722,312)
Less: fair value changes during the year 2011:	(1,481,756)
Less: common stock issued upon amendment of the earn out clause in 2011:	(964,190)
Fair value as at December 31, 2011:	$-

6. RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2011 and 2010, amounts due from (to) related parties consist of:

	December 31,	December 31,
	2011	2010
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$22,823	$137,289
- Shenzhen Kewen Information Technology Co., Ltd.	-	193,587
	$22,823	$330,876

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

Due to related companies
- Shenzhen Information Security Investment and Development Co., Ltd.	$-	$697,820
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	593,617	596,046
	$593,617	$1,293,866

Due to related party, long-term portion
- Shareholder	$12,624	$5,014,949

Due from related companies, current portion

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales.

Shenzhen Kewen Information Technology Co., Ltd. (“Kewen”) is a private company owned by a member of the senior management of Zhongtian. The balance consists of accounts receivable balances from sales.

Due to related companies, current portion

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

Shenzhen Information Security Investment and Development Co., Ltd., or ISID, was a company under the control of Mr. Lin and a balance of $697,820 due to ISID represented advances from ISID to the Company as of December 31, 2010. These advances are non-interest bearing and due on demand. As Mr Lin transferred control of ISID to a non-affiliated third party during the year 2011, ISID was not our related company as of December 31, 2011.

Due to related party, long-term portion

The balance due to shareholder represents the personal loans from Mr. Jianghuai Lin, the CEO of the Company, to the Company.

On January 14, 2010, Mr. Lin loaned the Company a total of $5 million from the proceeds of the sale of his shares for use for general corporate purposes and working capital. In consideration of the loan from Mr. Lin, the Company’s Board of Directors approved the issuance and delivery of a one-year, non-interest bearing, convertible promissory note (“the Original Note”) to Mr. Lin, in the principal amount of $5 million. The note was due and payable on January 14, 2011, and was convertible into shares of the Company’s common stock at a conversion price of $5.88 per share (the per share closing price on the trading day prior to the delivery date of the Original Note).

On March 25, 2010, Mr. Lin surrendered the Original Note to the Company and asked the Company to void and rescind the Original Note and issue a replacement note (the “New Note”), in the principal amount of $6,000,000, to reflect the principal amount of the Original Note as well as an additional loan of $1,000,000 made to the Company on March 25, 2010. The New Note omits the conversion feature that was contained in the Original Note and was non-interest bearing. The maturity date of the New Note was March 5, 2012 and the Company may prepay all or any part of the amounts outstanding under this Note at any time before the maturity date without the express written consent of Mr. Lin. On April 7, 2010, the Company repaid the additional loan of $1,000,000 included in the New Note. In accounting for the New Note, the Company accrues an interest expense at an interest rate of 5% per annum, which is the market interest rate for USD denominated 2-year loans in China. The imputed interests for the year ended December 31, 2011 and 2010 was $166,667 and $187,500, respectively and was recorded as a capital contribution by Mr. Lin.

On August 16, 2011, the Company and Mr. Lin agreed to an amended and restated promissory note (the “Amended and Restated Note”) The Amended and Restated Note allowed for , the loan balance to be repaid by conversion of the balance into shares of the Company’s common stock at a conversion price of $5.4 per share. On August 16, 2011, Mr. Lin exercised this conversion right, received a total of 925,926 shares of the Company’s common stock .

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Amounts earned from Yili and Kewen during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Revenue	$14,334	$630,975	$470,422
Cost of sales	-	(247,892)	(107,221)
Gross profit	$14,334	$383,083	$363,201

(c) Rental expenses- related party

Rental expenses to Mr. Lin during the years ended December 31, 2011, and 2010 were $248,653, and $110,795 respectively.

7. INVENTORIES

As of December 31, 2011 and 2010, inventories consist of:

	2011	2010
Raw materials	$5,488,149	$5,274,081
Work in Processes	4,102,102	227,455
Finished goods	4,327,818	4,700,253
Installations in process	8,399,191	9,730,077
Total	$22,317,260	$19,931,866

8. LONG-TERM INVESTMENTS

As of December 31, 2011 and 2010, long-term investments consist of:

	2011	2010

Tianhe Navigation and Communication Technology Co., Ltd. ("Tianhe")	$1,063,661	$2,006,802
Tianditu Co., Ltd (Tianditu)	1,259,200	1,213,600
Xiamen Yili Geo Information Technology Co., Ltd. ("Yili")	78,700	75,850
	$2,401,561	$3,296,252

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

Management regularly evaluates the impairment of cost method investments based on performance and financial position of the investee, as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. As of December 31, 2010, management determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an impairment loss of approximately $855,000. As of December 31, 2011, management reassessed the possible impairment of the investment in Tianhe and determined that there was an other-than-temporary impairment in the value of its investment in Tianhe and recorded an additional impairment loss of approximately $1 million. The impairment loss is recorded in "Income From Operations" within the statements of Income.

Geo holds a 8% ownership interest in Tianditu which was set up in 2010 to provide online map service.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

9. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011 and 2010, property, plant and equipment consists of:

	2011	2010
Office building	$7,900,978	$7,559,941
Plant and machinery	29,822,707	27,900,717
Electronic equipment, furniture and fixtures	10,602,803	12,045,103
Motor vehicles	1,100,810	1,102,159
Purchased software	68,460,250	48,814,198
Total	117,887,548	97,422,118

Less: accumulated depreciation	(26,726,455)	(18,073,235)
Net Book Value	$91,161,093	$79,348,883

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was approximately $10.85 million, $7.72 million, and $4.07 million, respectively.

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of December 31, 2011, deposits for purchase of land use rights represent deposits paid for the purchases of land use rights in Dongguan City of approximately $18.88 million (RMB119.96 million), and additional land rights premiums paid for an increase in plot ratios under existing land use rights in Fuyong County of Shenzhen of approximately $8.68 million (RMB55.16 million).

(b) Land use rights

As of December 31, 2011 and 2010, land use rights consist of:

	2011	2010
Land use rights	$2,054,259	$1,979,867
Less: accumulated amortization	(97,643)	(50,673)
Land use rights, net	$1,956,616	$1,929,194

Amortization expense for the years ended December 31, 2011, 2010, and 2009 was approximately $44,000, $42,000 and $7,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2012	$45,066
2013	45,066
2014	45,066
2015	45,066
2016	45,066
Thereafter	1,731,286
Total	$1,956,616

(c) Intangible assets

As of December 31, 2011 and December 31, 2010, intangible assets consist of:

	2011	2010
Software and software development costs	$9,489,011	$7,333,720
Technology	7,715,591	7,436,182
Trademarks	4,452,846	4,291,593
Customer base	316,374	304,917
Sub-Total	21,973,822	19,366,412
Less: accumulated amortization	(7,593,363)	(5,641,138)
Intangible assets, net	$14,380,459	$13,725,274

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1.71million, $1.75 million and $1.78 million, respectively.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

10. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(c) Intangible assets (continued)

Estimated amortization expenses for the next five years and thereafter is as follows:

2012	$2,009,902
2013	1,463,774
2014	1,455,829
2015	1,453,181
2016	1,453,181
Thereafter	6,544,592
Total	$14,380,459

11. BANK LOANS

(a) Short-term bank loans

	2011	2010
Secured short-term loans (1)	$39,177,186	$33,051,066
Add: amounts due within one year under long-term loan contracts	1,806,271	2,275,500
Total short-term bank loans	$40,983,457	$35,326,566

(1) Detailed information of secured short-term loan balances as of December 31, 2011 and 2010 were as follows:

	2011	2010
Collateralized by land and office buildings	$14,260,441	$12,682,120
Secured by iASPEC’s trade receivables	2,990,600	979,982
Secured by Bocom’s trade receivables and guaranteed by the Company	1,056,182	320,432
Secured by Huipu’s trade receivables and guaranteed by the Company and Huipu	2,623,691	4,740,138
Guaranteed by IST	4,092,400	4,551,000
Secured by HPC’s trade receivables and guarnteed by IST	4,372,404	-
Guaranteed by Huipu	2,361,000	2,275,500
Guarnteed by the Company, CITH and Bocom	1,030,028	-
Guarnteed by IASPEC	6,390,440	-
Secured by Huipu’s trade receivables and guaranteed by the Company and Huipu’s formershareholder	-	5,741,894
Secured by HPC’s trade receivables and guaranteed by Huipu’s formershareholder	-	1,760,000
Total	$39,177,186	$33,051,066

(b) Long-term bank loans

	2011	2010
Secured long-term loans	$1,915,795	$8,138,705
Less: amounts due within one year under long-term loan contracts	(1,806,271)	(2,275,500)
Total long-term bank loans	$109,524	$5,863,205

As of December 31, 2011, the Company has borrowings from banks, expiring at various dates from January 19, 2012 to February 21, 2016, primarily used to finance working capital requirements. The bank borrowings are in the form of credit facilities. All amounts available to the Company from the banks are based on the amount of collateral pledged or the amount guaranteed by our subsidiaries. These borrowings bear interest rate at the range from 5.8% to 10% per annum. The weighted average interest rate on short term debt is approximately 7.37%, 5.41% and 5.45% for the years ended December 31, 2011, 2010 and 2009, respectively. The interest rates were above the prime interest rate declared by the People’s Bank of China with a range from 5% to 30%.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

12. BILLS PAYABLE

The Company has total available bills payable facilities of $34.67 million and $19.19 million with various banks, of which $7.86 million and $2 million were unutilized as of December 31, 2011 and 2010 respectively. The funds borrowed under these facilities are generally repayable within 6 months. Bills payable are non-interest bearing and generally repaid within six months.

13. INCOME TAXES

Pre-tax income for the years ended December 31, 2011, 2010 and 2009 was taxable in the following jurisdictions:

	2011	2010	2009
PRC	$8,250,896	$48,017,784	$34,764,245
Others	1,123,432	(4,680,717)	(739,105)
Total income before income taxes	$9,374,328	$43,337,067	$34,025,140

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

PRC

Income tax expense consists of the following:

	2011	2010	2009
Current taxes	$2,498,523	$7,758,819	$5,156,165
Deferred taxes	(1,694,374)	104,618	(1,268,670)
Provision for income taxes	$804,149	$7,863,437	$3,887,495

The reconciliation of income taxes for income tax computed at the PRC federal statutory rate to income tax expenses is as follows:

	2011	2010	2009
PRC statutory tax rate	25%	25%	25%

Computed expected income tax expense	$2,343,582	$10,834,267	$8,506,285
Tax concession	(1,544,604)	(4,685,218)	(4,434,779)
Permanent differences	(172,271)	660,272	691,797
Non-deductible tax loss	158,541	1,249,916	145,647
Other differences	18,901	(195,800)	(1,021,455)

Income tax expenses	$804,149	$7,863,437	$3,887,495

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

13. INCOME TAXES (CONTINUED)

The significant components of deferred tax assets and deferred tax liabilities were as follows as at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Fixed assets	$250,127	$(201,081)	$275,209	$(205,199)
Intangible assets	92,233	(1,164,599)	95,517	(1,619,235)
Inventory valuation	783,633	-	258,339	-
Allowance for doubtful accounts	1,706,184	-	1,191,001	-
Salary payable	43,102	-	47,174	-
Subsidy income	15,915	-	68,493	-
Long-term investments impairment	340,682	-	167,733	-
Loss carry-forwards	633,796	-	593,595	-
Gross deferred tax assets and liabilities	3,865,672	(1,365,680)	2,697,061	(1,824,434)

Valuation allowance	(633,796)	-	(593,595)	-

Total deferred tax assets and liabilities	$3,231,876	$(1,365,680)	$2,103,466	$(1,824,434)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Current deferred tax assets	$2,548,834	$1,565,006
Current deferred tax liabilities	-	-
Long-term deferred tax assets	683,042	538,460
Long-term deferred tax liabilities	(1,365,680)	(1,824,434)

Total net deferred tax assets	$1,866,196	$279,032

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

Geo, iASPEC, Zhongtian, ISS and Bocom are all governed by the Income Tax Laws of the PRC, and are approved as high-technology enterprises subject to PRC enterprise income tax (“EIT”) at 15% in 2011. Huipu is subject to PRC EIT of 24% in 2011.

As a wholly-owned foreign investment enterprise, IST is entitled to enjoy a two-year tax exemption, followed by a 50% exemption for three years thereafter as approved by PRC tax authorities. Under the EIT Law, companies that were previously exempt from taxes or that had concessional rates are to retain their preferences until the original expiration date. The Unified Tax Law does not impact IST’s income tax qualification to enjoy a tax exemption in fiscal year 2011 and IST will continue to qualify for a 50% tax exemption. Therefore, IST is subjected to PRC EIT at 12% in 2011. EIT exemptions claimed by IST may become payable if IST were to dissolve within the next 10 years. However, management believes that the PRC tax authorities will not request payment of any such amounts.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

13. INCOME TAXES (CONTINUED)

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized for the years ended 2011, 2010 and 2009.

Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, PRC subsidiaries do not intend to declare dividends to their immediate parent companies in the foreseeable future. Accordingly, the Company has not recorded any withholding tax on the cumulative amount of distributed and undistributed retained earnings. Should the Company’s PRC subsidiaries distribute all of their profits generated after December 31, 2007, the aggregate withholding tax amount would have been approximately $9.32 million and $7.71 million as of December 31, 2011 and December 31, 2010, respectively

14. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of our PRC subsidiaries, our PRC subsidiaries are required to allocate at least 10% of their annual after-tax profits determined in accordance with PRC statutory financial statements to a statutory general reserve fund until the amounts in the fund reaches 50% of the entity’s registered capital. As of December 31, 2011, the balance of the general reserve is $14.49 million and has not reached 50% of the company’s subsidiaries’ registered capital.

Under applicable PRC regulations, the Company may pay dividends only out of the accumulated profits, if any, determined in accordance with PRC accounting standards and regulations, which do not differ significantly from amounts reported in the consolidated financial statements. As the statutory reserve funds can only be used for specific purposes under PRC laws and regulations, the general reserves are not distributable as cash dividends.

Our after-tax profits or losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from the different treatment of items such as amortization of intangible assets, and changes in the fair value of contingent consideration arising from business combinations.

15. EQUITY

(a) Issuance of new shares

On February 2, 2009, the Company issued 30,000 shares of common stock in connection with the Equity Incentive Plan (see (c) below).

On February 23, 2009, the Company issued 640,404 shares of common stock in connection with the acquisition of Zhongtian.

On March 10, 2009, the Company repurchased 3,000 shares of common stock on the open market and hold such shares as treasury stock.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

15. EQUITY (CONTINUED)

On November 11, 2009, the Company issued 550,965 shares of common stock in connection with the acquisition of Topwell and Huipu.

On January 12, 2010, the Company issued 826,017 shares of common stock to certain purchasers at $12.3 per share, for the purpose of funding the Company with working capital. The purchasers also received from the Company additional warrants to purchase an aggregate of 406,504 shares of common stock at an exercise price of $12.3. The warrants expired 45 days after the initial issuance date.

On January 12, 2010 and September 25, 2010, the Company granted 106,681 and 125,000 shares, respectively of the Company’s common stocks as compensation under the Plan. (see (c) below).

On January 21, 2010, warrants to purchase 20,625 shares of common stock were exercised at an exercise price of $12.3 per share.

On February 8, 2011, the Company issued 125,000 shares of common stock to eligible employees in connection with the Equity Incentive Plan (see (c) below).

On May 3, 2011, upon achievement of 2010 earn out targets, the Company issued 165,289 shares of common stock valued at $1.7 million in connection with the acquisition of Huipu .

On August 16, 2011, the Company issued a total of 925,926 shares of the Company’s common stock at a conversion price of $5.4 per share upon conversion of the $5 million shareholder’s loan.

On August 30, 2011, the Company waived the requirement for earn out targets by Huipu for fiscal years 2011 and 2012 and issued 344,353 shares of the Company’s common stock valued at $964,000 in connection with the acquisition of Huipu .

(b) Repurchase of common shares

On September 16, 2011, the Company announced a $5 million share repurchase program. The amount, timing and extent of any repurchases will depend on market conditions, the trading price of the Company’s common stock and other factors and will be subject to restrictions relating to volume, price and timing under applicable law, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company expects to implement this share repurchase program over the next 12 months, in a manner consistent with market conditions and the interests of shareholders. Repurchases may be in open-market transactions or through privately negotiated transactions, and the repurchase program may be expanded by the Board of Directors in the future. The repurchases will be funded with available cash on hand. Any shares of common stock repurchased under the program will be returned to the treasury.

During the fiscal year ended December 31, 2011, a net total of 357,627 shares of the Company’s common stock were repurchased in accordance with the program at a cost of $684,000.

(c) Stock-based compensation

Effective September 13, 2007, the Board of Directors of the Company adopted the China Information Technology, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 4,000,000 shares of the Company’s common stock may be issued pursuant to awards granted under the Plan.

On February 2, 2009, the Company granted eligible employees a total of 30,000 shares of the Company’s common stock as compensation under the Plan. The fair value of these shares of approximately $1.27 million, based on the quoted market price, was accrued as of December 31, 2009 as the compensation was for services provided in 2009.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

15. EQUITY (CONTINUED)

On January 12, 2010, the Company granted eligible employees a total of 106,681 shares of the Company’s common stock as compensation under the Plan.

On September 25, 2010, the Company granted eligible employees a total of 125,000 shares of the Company’s common stock as compensation under the Plan. The fair value of these shares of approximately $1.13 million based on the quoted market price was recognized as stock-based compensation for the year ended December 31, 2010.

On February 8, 2011, the Company granted eligible employees a total of 125,000 shares of the Company’s common stock as compensation under the Plan. The fair value of these shares of approximately $1.10 million, based on the quoted market price, was accrued as of December 31, 2010 as the compensation was for services provided on 2010.

16. CONSOLIDATED SEGMENT DATA

	2011	2010	2009
Revenues(1)
IT Segment	$68,281,729	$113,700,273	$89,665,844
DT Segment	46,253,824	50,145,324	11,330,250
	$114,535,553	$163,845,597	$100,996,094

(1) Revenues by operating segments exclude intercompany transactions.

	2011	2010	2009
Income from operations:
IT Segment	$13,528,609	$43,440,630	$33,626,998
DT Segment	(3,294,203)	4,051,628	1,045,363
Corporate and others(2)	(707,273)	(4,928,806)	(2,515,918)
Income from operations	9,527,133	42,563,452	32,156,443

Corporate other income (expenses), net	2,478,411	2,186,563	1,986,717
Corporate interest income	317,190	126,459	270,666
Corporate interest expense	(2,948,406)	(1,539,407)	(388,686)
Income from continuing operations before income taxes	9,374,328	43,337,067	34,025,140

Income tax expense	(804,149)	(7,863,437)	(3,887,495)

Net income	8,570,179	35,473,630	30,137,645

Net income attributable to the non-controlling interest	(660,781)	(1,071,626)	(43,076)
Net income attributable to the Company	$7,909,398	$34,402,004	30,094,569

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Non-cash employee compensation:
IT Segment	$-	$764,802	$510,406
DT Segment	-	374,518	268,314
Corporate and others(2)	-	1,990,680	674,390
	$-	$3,130,000	$1,453,110

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Depreciation and amortization by segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Depreciation and amortization:
IT Segment	$7,967,090	$7,156,779	$5,320,747
DT Segment	4,605,605	2,309,879	491,817
Corporate and others	38,944	42,910	43,000
	$12,611,639	$9,509,568	$5,855,564

	2011	2010	2009
Provisions for losses on accounts receivable:
IT Segment	$3,876,572	$2,721,378	$2,662,816
DT Segment	195,834	930,758	103,021
	$4,072,406	$3,652,136	$2,765,837

	2011	2010	2009
Inventory impairment:
IT Segment	$647,073	$252,249	$100,784
DT Segment	3,980,525	126,370	82,930
	$4,627,598	$378,619	$183,714

	2011	2010	2009
Long-term investment impairment:
IT Segment	$1,002,755	$855,176	$233,211
DT Segment	-	-	-
	$1,002,755	$855,176	$233,211

	2011	2010	2009
Investment in long-lived assets
IT Segment	$14,902,240	$33,296,219	$18,539,209
DT Segment	3,722,136	26,533,928	973,244
Corporate and others	2,314	-	1,153
	$18,626,690	$59,830,147	$19,513,606

Total assets by segment as at December 31, 2011 and 2010 are as follows:

	2011	2010
Total assets
IT Segment	$205,623,157	$209,739,372
DT Segment	155,559,917	129,533,782
Corporate and others	609,068	128,570
	$361,792,142	$339,401,724

17. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom , Zhongtian , Geo and HPC lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through September 2013. For the Years ended December 31, 2011 and 2010, the rent expenses were approximately $468,000 and $380,000, respectively.

Future minimum lease payments under these lease agreements are as follows:

2012	347,781
2013	159,635
Total	$507,416

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $24.18 million (RMB 153.6 million) to be paid in cash in installments. As of December 31, 2011, the Company paid deposits of approximately $18.88 million (RMB 119.96 million). The Company will pay the remaining contracted amount within year 2012.

18. SUBSEQUENT EVENT

On February 27, 2012, Zhongtian, increased its registered capital from RMB40.7 million (approximately $6.4 million) to RMB42.5 million (approximately $6.7 million). The RMB1.8 million (approximately $0.3 million) was contributed by a new shareholder. The new shareholder is the Company under the control by the managements of Zhongtian. As a result of the capital increase, the equity interest owned by iASPEC in Zhongtian was reduced from 81.65% to 78.21%, and the management team of Zhongtian now holds 21.79% of the equity interest in Zhongtian.

On March 1, the Company announced that it has filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State to effect a one (1)-for-two (2) reverse stock split of the authorized and issued and outstanding Common Stock, par value $0.01 per share, of the Company. The reverse stock split will be effective at the market opening on March 2, 2012, at which time the Company’s Common Stock will begin trading on the NASDAQ Stock Market on a split-adjusted basis.

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company on March 8, 2011)

3.2	Bylaws of the Company, adopted on February 13, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 7, 2008)
3.3

Certificate of Change Pursuant to NRS 78.209 of the Company as filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March [2], 2012)

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
10.4

Securities Purchase Agreement, dated January 16, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 17, 2007)

10.5

Amendment No. 1 to the Securities Purchase Agreement, dated January 31, 2007, among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.6

Rescission; Termination and Share Exchange Agreement, dated January 31, 2007, among iASPEC Software Co., Ltd., its shareholders signatories thereto, including Jiang Huai Lin, Information Security Technology (China) Co., Ltd., China Information Technology Holdings Limited and the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.7

Amended and Restated Business Turnkey Agreement, dated as of January 31, 2007, by and between Information Security Technology (China) Co., Ltd. and iASPEC Software Co., Ltd. and its shareholders party thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 1, 2007)

10.8

Management Service Agreement, dated as of August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.9

Amended and Restated Management Services Agreement, dated as of December 13, 2009, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd. and Jiang Huai Lin (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on December 17, 2009)

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

Exhibit No.	Description
10.12

Notice of Termination, dated August 1, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 6, 2007)

10.13

Letter Agreement, dated as of September 12, 2007, among Information Security Technology (China) Co., Ltd., iASPEC Software Co., Ltd., Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form SB-2/A filed by the Company on September 14, 2007)

10.14

Share Purchase Agreement, dated as of November 7, 2007, by and among China Information Technology Holdings Limited, Cheer Crown International Investment Limited, the Company, and Dongwei Gao (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 9, 2007)

10.15

Share Purchase Agreement, dated as of December 9, 2007, by and among China Information Technology Holdings Limited, Bocom Venture Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 13, 2007)

10.16

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Co., Ltd., Wuhan Wuda Venture Capital Co., Ltd., Wuhan Wuda Geoinformatics Co., Ltd. and Song Ai Hong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2008)

10.17

Share Purchase and Increase Capital Agreement, dated as of February 16, 2008, by and among iASPEC Software Co., Ltd. and Li Wei (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2008)

10.18

Share Purchase Agreement, dated as of September 23, 2008, by and among China Information Technology Holdings Limited, Wide Peace International Investments Limited and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 3, 2008)

10.19

Equity Transfer Agreement, dated August 1, 2008, by and between Jiang Huai Lin and Jin Zhu Cai (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 3, 2008)

10.20

Share Purchase Agreement, dated August 28, 2009, by and among China Information Technology Holdings Limited, HPC Electronics (China) Company Limited, Rita Kwai Fong Leung and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 31, 2009)

10.21

First Amendment to Stock Purchase Agreement, dated August 26, 2011, by and among China Information Technology Holdings Limited, HPC Electronics (China) Company Limited, Rita Kwai Fong Leung and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 30, 2011)

10.22

Equity Transfer Agreement, dated May 5, 2011, between Kwong Tai International Technology Ltd. and iASPEC Software Company, Ltd. (English Translation) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 12, 2011)

10.23

Purchase Contract between Dell (China) Company Limited and Information Security Software (China) Company Ltd., dated January 1, 2008 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.24

General Purchase Contract between Huipu Electronics (Shenzhen) Co., Ltd. and iASPEC Software Co., Ltd., dated August 26, 2008 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.25

Purchase Contract between iASPEC Software Co., Ltd. and Huipu Electronic (Shenzhen) Co., Ltd., dated September 15, 2008 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

10.26

Sales Contract for Digital Court Storage System between the Shenzhen Intermediate People’s Court and iASPEC Software Co., Ltd., dated April 3, 2008 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K/A filed by the Company on November 18, 2009)

Exhibit No.	Description
10.27	Form of Employment Agreement (English Translation) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed by the Company on April 16, 2007)
10.28	Form of Non-Disclosure Agreement (English Translation) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed by the Company on April 16, 2007)
10.29	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed by the Company on August 16, 2007)
10.30	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 16, 2007)
10.31

Employment Agreement, dated January 25, 2007, between the Company and Jiang Huai Lin (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.32

Employment Agreement, dated August 11, 2009, between the Company and Jackie You Kazmerzak (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by the Company on March 8, 2011)

10.33

Employment Agreement, dated August 12, 2008, between the Company and Zhi Xiong Huang (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.34

Employment Agreement, dated August 12, 2008, between the Company and Zhiqiang Zhao (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K/A filed by the Company on August 12, 2009)

10.35*	Employment Contract between the Company and Daniel K. Lee (English translation)
14	Amended and Restated Code of Ethics, adopted on December 25, 2007 (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by the Company on March 31, 2008)
21*	List of subsidiaries of the registrant
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed or furnished herewith.