Form 10-Q
period 2012-03-31
China Information Technology, Inc.
filed 2012-05-04
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]          No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	27,007,608

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information.	32
Item 6.	Exhibits	32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Contents	Page(s)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of (Loss) Income	3
Condensed Consolidated Statements of Comprehensive (Loss) Income	4
Condensed Consolidated Statement of Changes in Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7 - 20

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
Expressed in U.S. dollars (Except for share amounts)
		March 31	December 31
		2012	2011
	NOTES	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$7,600,800	$14,019,634
Restricted cash		11,043,299	12,538,049
Accounts receivable:
Billed, net of allowance for doubtful accounts of $10,296,000 and $9,373,000, respectively		22,791,406	31,117,415
Unbilled		82,247,636	72,225,044
Bills receivable		334,541	247,338
Advances to suppliers		6,593,778	5,020,747
Amounts due from related parties	6	239,569	22,823
Inventories, net of provision of $5,387,000 and $5,224,000, respectively	7	25,042,389	22,317,260
Other receivables and prepaid expenses		8,341,022	9,603,954
Deferred tax assets	12	2,740,487	2,548,834
TOTAL CURRENT ASSETS		166,974,927	169,661,098

Deposit for purchase of land use rights	10(a)	27,739,710	27,564,586
Long-term investments	8	2,416,819	2,401,561
Property, plant and equipment, net	9	89,068,915	91,161,093
Land use rights, net	10(b)	1,957,709	1,956,616
Intangible assets, net	10(c)	14,497,630	14,380,459
Goodwill		54,346,040	53,983,687
Deferred tax assets	12	669,208	683,042
TOTAL ASSETS		$357,670,958	$361,792,142

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	11 $	35,001,363	$40,983,457
Accounts payable		20,690,465	19,013,509
Bills payable		24,806,687	27,399,393
Advances from customers		5,207,919	6,403,966
Amounts due to related parties	6	621,835	593,617
Accrued payroll and benefits		2,574,306	3,060,384
Other payables and accrued expenses		12,728,599	6,784,353
Income tax payable	12	3,559,753	3,525,949
TOTAL CURRENT LIABILITIES		105,190,927	107,764,628

Long-term bank loans	11	100,722	109,524
Amounts due to related parties, long-term portion	6	12,704	12,624
Deferred tax liabilities	12	1,336,669	1,365,680
TOTAL LIABILITIES		106,641,022	109,252,456

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, par $0.01; authorized capital 100,000,000 shares; shares issued and outstanding 2012: 27,007,608 shares, 2011: 27,230,835 shares		286,326	286,326
Treasury stock, 2012: 584,231 shares, 2011: 360,627at cost		(1,011,091)	(695,514)
Additional paid-in capital		101,261,307	101,261,307
Reserve		14,488,533	14,488,533
Retained earnings		92,618,690	95,600,619
Accumulated other comprehensive income		21,446,108	19,925,259
Total equity of the Company		229,089,873	230,866,530
Non-controlling interest		21,940,063	21,673,156
Total equity		251,029,936	252,539,686

TOTAL LIABILITIES AND EQUITY		$357,670,958	$361,792,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME THREE MONTHS ENDED MARCH 31, 2012 AND 2011 Expressed in U.S. dollars (Except for share amounts) (Unaudited)

		Three Months	Three Months
		Ended	Ended
		March 31,	March 31,
	NOTES	2012	2011
Revenue - Products		$6,037,489	$8,006,993
Revenue - Software		6,366,430	13,891,525
Revenue - System integration		3,576,377	4,920,500
Revenue - Others		299,693	129,730
TOTAL REVENUE		16,279,989	26,948,748

Cost - Products sold		4,719,407	5,810,023
Cost - Software sold		2,897,949	4,249,606
Cost - System integration		2,641,726	3,143,157
Cost - Others		239,225	91,122
TOTAL COST		10,498,307	13,293,908

GROSS PROFIT		5,781,682	13,654,840

Administrative expenses		(5,648,632)	(2,504,307)
Research and development expenses		(1,481,027)	(733,330)
Selling expenses		(1,860,628)	(1,502,150)
(LOSS) INCOME FROM OPERATIONS		(3,208,605)	8,915,053

Subsidy income		393,780	30,440
Other income, net		467,653	833,780
Interest income		76,676	95,006
Interest expense		(828,186)	(699,706)
(LOSS) INCOME BEFORE INCOME TAXES		(3,098,682)	9,174,573

Income tax benefit (expense)	12	27,001	(1,080,518)
NET (LOSS) INCOME		(3,071,681)	8,094,055

Less: Net loss attributable to the non-controlling interest		211,883	128,278

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	3	$(2,859,798)	$8,222,333

Weighted average number of shares

Basic	3	27,048,521	26,265,405

Diluted	3	27,048,521	26,265,405

Earnings (loss) per share - Basic and Diluted
Basic - Net (loss) income attributable to the Company’s common stockholders		$(0.11)	$0.31
Diluted - Net (loss) income attributable to the Company’s common stockholders		$(0.11)	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
Expressed in U.S. dollars
(Except for share amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Net (loss) income	$(3,071,681)	$8,094,055
Other comprehensive (loss) income:
Foreign currency translation gain	1,594,075	1,572,519
Comprehensive (loss) income	(1,477,606)	9,666,574
Comprehensive loss attributable to the non-controlling interest	138,657	77,818
Comprehensive (loss) income attributable to the Company	$(1,338,949)	$9,744,392

CHINA INFORMATION TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2012
Expressed in U.S. dollars
(Except for share amounts)
(Unaudited)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total
BALANCE AS AT DECEMBER 31, 2011	27,591,462	$286,326	(360,627)	$(695,514)	$101,261,307	$14,488,533	$95,600,619	$19,925,259	$21,673,156	$252,539,686

Purchase of treasury stock (Note 14)	-	-	(223,604)	(315,577)	-	-	-	-	-	(315,577)
Rounding impact of Share changes due to one for two reverse stock split of common stock	377	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(2,859,798)	-	(211,883)	(3,071,681)
Capital injection to Zhongtian by minority shareholders	-	-	-	-	-	-	-	-	283,433	283,433
Changes in an Ownership Interest in Zhongtian	-	-	-	-	-	-	(122,131)	-	122,131	-
Foreign currency translation gain	-	-	-	-	-	-	-	1,520,849	73,226	1,594,075
BALANCE AS AT MARCH 31, 2012	27,591,839	$286,326	(584,231)	$(1,011,091)	$101,261,307	$14,488,533	$92,618,690	$21,446,108	$21,940,063	$251,029,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
Expressed in U.S. dollars
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net (loss) income	$(3,071,681)	$8,094,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for losses on accounts receivable and other current assets	781,955	(866,161)
Depreciation	2,989,548	2,471,967
Amortization of intangible assets and land use rights	458,487	456,221
(Gain) loss on disposal of property, plant and equipment, net	(7,289)	11,074
Provision for obsolete inventories	1,057,033	266,658
Change in fair value of contingent consideration	-	(1,178,375)
Change in deferred income tax	(195,466)	(113,687)
Impairment of long-term investments	-	548,845
Imputed interests in relation to shareholder’s loan	-	62,500
Changes in operating assets and liabilities, net of effects of business acquisitions
Decrease in restricted cash	346,883	1,133,647
(Increase) decrease in accounts receivable	(1,908,668)	139,635
(Increase) in advances to suppliers	(1,440,889)	(3,801,954)
Decrease (increase) in other receivables and prepaid expenses	1,224,617	(1,444,804)
Increase in inventories	(3,687,425)	(8,377,510)
(Decrease) increase in accounts payable and bills payable	(1,213,669)	4,853,698
(Decrease) increase in advances from customers	(1,239,856)	107,117
(Decrease) increase in amounts due to/from related parties	(210,224)	1,426,360
Increase (decrease) in accrued expenses and other liabilities	5,416,757	(1,751,438)
(Increase) decrease in income tax payable	11,979	(137,684)
Net cash ( used in) provided by operating activities	(687,908)	1,900,164

INVESTING ACTIVITIES
Proceeds from sales of property and equipment	8,662	-
Purchases of property, plant and equipment	(313,820)	(334,364)
Capitalized and purchased software development costs	(472,993)	(441,182)
Dividends received	79,368	-
Deposit for land-use-rights	-	(2,237,340)
Net cash used in investing activities	(698,783)	(3,012,886)

FINANCING ACTIVITIES
Borrowings under short-term loans	15,994,996	27,350,005
Capital injection to Zhongtian by minority shareholders	283,433	-
Repayment of short-term loans	(22,237,204)	(27,411,314)
Repayment of long-term loans	(8,894)	(570,750)
Purchase of treasury stock	(315,577)	-
Decrease (increase) in restricted cash in relation to bank borrowings	1,231,501	(827,683)
Net cash used in financing activities	(5,051,745)	(1,459,742)

Effect of exchange rate changes on cash and cash equivalents	19,602	86,446
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,418,834)	(2,486,018)
CASH AND CASH EQUIVALENTS, BEGINNING	14,019,634	18,166,857
CASH AND CASH EQUIVALENTS, ENDING	$7,600,800	$15,680,839
Supplemental disclosure of cash flow information:
Cash paid during the period
Income taxes	$209,740	$1,342,979
Interest paid	$807,734	$658,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Information Technology Inc (the “Company” or “CNIT”), together with its subsidiaries, is a total solutions provider of information and display technology products and services in the People’s Republic of China (“PRC”). The Company’s total solutions include specialized software, hardware, systems integration, and related services. These services are provided through the Company’s wholly-owned PRC subsidiaries, Information Security Technology (PRC) Co., Ltd ("IST"), Information Security Software (China) Co., Ltd (formerly, Information Security Development Technology Co., Ltd), or "ISS," Shenzhen Bocom Multimedia Display Technology Co., Ltd ("Bocom"), and Huipu Electronics (Shenzhen) Co., Ltd (“Huipu”), and through the Company’s variable interest entity ("VIE"), iASPEC Software Company Limited ("iASPEC"), and its subsidiaries, Wuda Geoinformatics Co., Ltd ("Geo"), Shenzhen Zhongtian Development Company Ltd (“Zhongtian”) and Shenzhen iASPEC Software Company Limited ("SZ iASPEC") .

The operating results of Bocom, Geo, Zhongtian and Huipu have been included in the Company’s consolidated financial statements since February 1, 2008, April 1, 2008, November 1, 2008, and November 1, 2009, their respective acquisition dates.

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statements of (loss) income for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

The functional currency of the Company’s wholly-owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The Company’s PRC subsidiaries and their VIE’s financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net (loss) income for the respective periods.

For financial reporting purposes, the financial statements of the Company have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at average exchange rates, and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive (loss)  income, a component of equity.

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

Software revenues are generated from fixed-price contracts which include the development of software products, and services to customize such software to meet customers’ needs. Generally, when the services are determined to be essential to the functionality of the delivered software, revenue is recognized using the percentage of completion method of accounting in accordance with FASB ASC 605-35. The percentage of completion for each contract is estimated based on the ratio of direct labor hours incurred to total estimated direct labor hours. The Company provides post contract support (PCS), which includes telephone technical support, which is not essential to the functionality of the software. Although vendor-specific objective evidence does not exist for PCS, because (1) the PCS fees are included in the total contract amount, (2) the PCS service period is for less than one year, (3) the estimated cost of providing PCS is not significant, and (4) unspecified upgrades and enhancements offered are minimal and infrequent; the Company recognizes PCS revenue after delivery and customer acceptance.

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

  the business between the customer and the Company is not active; and

  other objective evidence which indicate the impairment of the accounts receivables.

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

. CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Accounts receivable (continued)

The following table describes the movement in the allowance for doubtful accounts during the period ended March 31, 2012:

Balance at January 1, 2012	$9,373,326
Increase in allowance for doubtful accounts	864,805
Amounts recovered during current period	-
Foreign exchange difference	57,373
Balance at March 31, 2012	$10,295,504

(e) Inventories

Inventories are valued at the lower of cost or market. Market is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of March 31, 2012, the inventory impairment was mainly from raw materials, and results in a new cost basis for accounting purposes.

(f) Stock-based compensation

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

(g) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in shareholders’ equity. During the period, the Company has repurchased a net total of 223,604 shares of common stock.

(h) Recent Accounting Pronouncements

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity.

Components of basic and diluted earnings per share were as follows:

	Three Months	Three Months
	Ended March	Ended March
	31, 2012	31, 2011
	(Unaudited)	(Unaudited)
Net (loss) income attributable to the common stockholders	$(2,859,798)	$8,222,333
Weighted average outstanding shares of common stock (basic and diluted)	27,048,521	26,265,405
Dilutive effect of options ,warrants, and contingently issuable shares	-	-
Earnings (loss) per share:
Basic	$(0.11)	$0.31
Diluted	$(0.11)	$0.31

Warrants for the purchase of 200,000 shares were not included in 2012 and 2011 as their effect would have been anti-dilutive.

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

5. VARIABLE INTEREST ENTITY

The Company is the primary beneficiary of iASPEC, pursuant to a Management Service Agreement (“MSA”), and iASPEC qualifies as a variable interest entity of the Company. Accordingly, the assets and liabilities and revenues and expenses of iASPEC have been included in the accompanying consolidated financial statements. In the opinion of management, (i) the ownership structure of the Company, and the VIEs are in compliance with existing PRC laws and regulations; (ii) the contractual arrangements with the VIEs and its shareholder are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; and (iii) the Company’s business operations are in compliance with existing PRC laws and regulations in all material respects.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. VARIABLE INTEREST ENTITY (CONTINUED)

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

For the three months ended March 31, 2012 and 2011, net loss of $211,883 (net loss of $32,490 from iASPEC, net loss of $235,059 from Geo and net income of $55,666 from Zhongtian), net loss of $128,278 (income $183,594 from iASPEC and loss of $311,872 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

At March 31, 2012, the consolidation of iASPEC ,Geo and Zhongtian, resulted in an increase in assets of approximately $91.47 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $29.76 million, and an increase in non-controlling interest of approximately $21.94 million, and for the three months ended March 31, 2012 and 2011 the consolidation resulted in an decrease in net loss attributable to parent company of approximately $0.62 million and increase in net income attributable to parent company of approximately $3.5 million, respectively.

6. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of March 31, 2012 and December 31, 2011, amount due from/to related parties consists of:
	March 31,	December 31,
	2012	2011
	(Unaudited)
Due from related companies
- Xiamen Yili Geo Information Technology Co., Ltd.	$239,569	$22,823
Due to related companies
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	$621,835	$593,617
Due to related parties, long-term portion
- Shareholders	$12,704	$12,624

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Amounts recognized from Yili during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months	Three Months
	Ended March	Ended March
	31, 2012	31, 2011
	(Unaudited)	(Unaudited)
Revenue	$248,908	$14,079
Cost of sales	147,821	-
Gross profit	$101,087	$14,079

(c) Rental expenses - related party

Rental expenses from renting buildings and offices from a related party charged to operations during the three months ended March 31, 2012 and 2011 were approximately $68,000, and $57,000, respectively.

7. INVENTORIES

As of March 31, 2012 and December 31, 2011, inventories consist of:
	March 31,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$7,381,900	$5,488,149
Work in Processes	4,558,026	4,102,102
Finished goods	3,496,486	4,327,818
Installations in process	9,605,977	8,399,191
Total	$25,042,389	$22,317,260

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM INVESTMENTS

As of March 31, 2012 and December 31, 2011, long-term investments consist of:
	March 31,	December 31,
	2011	2011
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. (" Tianhe ")	$1,070,419	$1,063,661
Tianditu Co., Ltd.( "Tianditu")	1,267,200	1,259,200
Xiamen Yili Geo Information Technology Co., Ltd. (" Yili ")	79,200	78,700
	$2,416,819	$2,401,561

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

Management regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. As of March 31, 2012, management reassessed the possible impairment on the investment in Tianhe and determined that there was no an other-than-temporary impairment in the value of its investment in Tianhe and no impairment loss for three months ended March 31, 2012. Total impairment loss of $549,000 was recorded for the three months ended March 31, 2011.

Geo holds a 8% ownership interest in Tianditu which was set up in 2010 to provide online map service.

9. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, property, plant and equipment consist of:
	March 31,	December 31
	2012	2011
	(Unaudited)
Office building	$8,121,771	$7,900,978
Plant and machinery	30,218,235	29,822,707
Electronic equipment, furniture and fixtures	10,597,039	10,602,803
Motor vehicles	1,113,992	1,100,810
Purchased software	68,895,193	68,460,250
Total	118,946,230	117,887,548

Less: accumulated depreciation	(29,877,315)	(26,726,455)
	$89,068,915	$91,161,093

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $2,990,000 and $2,472,000, respectively.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of March 31, 2012, deposits for purchase of land use rights represent deposits for purchase of land use rights in Dongguan City of approximately $19 million (RMB119.96 million) by IST , and additional land right premium paids for increase in plot ratios under existing land use rights in Fuyong County of Shenzhen of approximately $8.74 million (RMB55.16 million) by Huipu .

(b) Land use rights

As of March 31, 2012 and December 31, 2011, land use rights consist of:

	March 31,	December 31
	2012	2011
	(Unaudited)
Land use rights	$2,067,310	$2,054,259
Less: accumulated amortization	(109,601)	(97,643)
Land use rights, net	$1,957,709	$1,956,616

Amortization expense for the three months ended March 31, 2012 and 2011 was $11,000 and $11,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:
Remainder of 2012	34,014
2013	45,352
2014	45,352
2015	45,352
2016	45,352
Thereafter	1,742,287
Total	$1,957,709

(c) Intangible assets

As of March 31, 2012 and December 31, 2011, intangible assets consist of:

	March 31,	December 31
	2012	2011
	(Unaudited)
Software and software development costs	$10,021,100	$9,489,011
Technology	7,764,610	7,715,591
Trademarks	4,481,136	4,452,846
Customer base	318,384	316,374
Sub-Total	22,585,230	21,973,822
Less: accumulated amortization	(8,087,600)	(7,593,363))
Intangible assets, net	$14,497,630	$14,380,459

Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $447,000 and $445,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:
Remainder of 2012	1,540,708
2013	1,791,451
2014	1,780,790
2015	1,780,790
2016	1,779,725
Thereafter	5,824,166
Total	$14,497,630

CHINA INFORMATION TECHNOLOGY, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. BANK LOANS

(a) Short-term bank loans
	March 31,	December 31,
	2012	2011
	(Unaudited)
Secured short-term loans (1)	$33,777,814	$39,177,186
Add: amounts due within one year under long-term loan contracts	1,223,549	1,806,271
Total short-term bank loans	$35,001,363	$40,983,457

(1) Detailed information of secured short-term loan balances as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Collateralized by land and office buildings	$8,870,400	$14,260,441
Secured by iASPEC’s trade receivables	3,009,600	2,990,600
Secured by Bocom’s trade receivables and guaranteed by the Company	838,194	1,056,182
Secured by Huipu’s trade receivables and guaranteed by the Company and Huipu	1,493,831	2,623,691
Guaranteed by IST	4,118,400	4,092,400
Secured by HPC’s trade receivables and guarnteed by IST	4,566,704	4,372,404
Guaranteed by Huipu	2,376,000	2,361,000
Guarnteed by the Company, CITH and Bocom	293,230	1,030,028
Guarnteed by IASPEC	8,015,040	6,390,440
Secured by Zhongtian’s trade receivable	196,415	-
Total	$33,777,814	$39,177,186

(b) Long-term bank loans
	March 31,	December 31,
	2012	2011
	(Unaudited)
Secured long-term loans	$1,324,271	$1,915,795
Less: amounts due within one year under long-term loan contracts	(1,223,549)	(1,806,271)
Total long-term bank loans	$100,722	$109,524

As of March 31, 2012, the Company has borrowings from banks, expiring at various dates from April 5, 2012 to February 21, 2016, primarily used to finance working capital requirements. The bank borrowings are in the form of credit facilities. All amounts available to the Company from the banks are based on the amount of collateral pledged or the amount guaranteed by our subsidiaries. These borrowings bear interest rates ranging from 3.14% to 10% per annum. The weighted average interest rate on short term debt is approximately 7.21% and 5.84% for three months ended March 31, 2012 and 2011, respectively.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES

Pre-tax (loss)income for the three months ended March 31, 2012 and 2011 was taxable in the following jurisdictions:

	Three months ended March 31, 2012 (Unaudited)	Three months ended March 31, 2011 (Unaudited)
PRC	$(2,796,051)	$7,980,445
Others	(302,631)	1,194,128

Total income before income taxes	$(3,098,682)	$9,174,573

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:
	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Current taxes	$168,465	$1,194,205
Deferred taxes	(195,466)	(113,687)

(Benefit) provision for income taxes	$(27,001)	$1,080,518

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
PRC federal statutory tax rate	25%	25%
Computed expected income tax (benefit) expense $	(774,671)	$2,293,643
Tax concession	273,813	(900,045)
Tax effect of tax losses not recognized	432,865	9,030
Permanent differences	(43,113)	(167,794)
Non-deductible tax loss	62,687	57,999
Other differences	21,418	(212,315)
Income taxes	$(27,001)	$1,080,518

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)

The significant components of deferred tax assets and deferred tax liabilities were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)	(Unaudited)
Fixed assets	$233,103	$(199,570)	$250,127	$(201,081)
Intangible assets	93,259	(1,137,099)	92,233	(1,164,599)
Inventory valuation	845,885	-	783,633	-
Allowance for doubtful accounts	1,835,209	-	1,706,184	-
Salary payable	43,376	-	43,102	-
Subsidy income	16,016	-	15,915	-
Long-term investments impairment	342,846	-	340,682	-
Loss carry-forwards	803,608	-	633,796	-
Gross deferred tax assets and liabilities	4,213,303	(1,336,669)	3,865,672	(1,365,680)

Valuation allowance	(803,608)	-	(633,796)	-

Total deferred tax assets and liabilities	$3,409,695	$(1,336,669)	$3,231,876	$(1,365,680)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2011	December 31, 2011
	(Unaudited)
Current deferred tax assets	$2,740,487	$2,548,834
Current deferred tax liabilities	-	-
Long-term deferred tax assets	669,208	683,042
Long-term deferred tax liabilities	(1,336,669)	(1,365,680)

Total net deferred tax assets	$2,073,026	$1,866,196

13. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of our PRC subsidiaries, our PRC subsidiaries are required to allocate at least 10% of their annual after-tax profits determined in accordance with PRC statutory financial statements to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. As of March 31, 2012, the balance of general reserve is $14.49 million.

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

On March 15, 2012, the Company announced that its Board of Directors approved the termination of its stock purchase plan. At the same time, the Company chairman and CEO, Mr. Jiang Huai Lin, entered into a new $2 million purchase plan. Mr. Lin also agreed to purchase 1,084,895 shares in a private transaction outside the purchase plan at a purchase price per share of $1.20.

Before the termination of repurchase plan, during three months ended March 31, 2012, a net total of 223,604 shares of the Company’s common stock were repurchased in accordance with the program at a cost of $315,577.

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three months ended March 31, 2012 and 2011.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenues(1)	(Unaudited)	(Unaudited)
IT Segment	$10,249,326	$18,978,749
DT Segment	6,030,663	7,969,999
Revenues	$16,279,989	$26,948,748

(1) Revenues by operating segments exclude intercompany transactions. (Loss) income from operations:

IT Segment	$(944,035)	$7,430,777
DT Segment	(2,014,486)	1,676,820
Corporate and others(2)	(250,084)	(192,544)
	(3,208,605)	8,915,053
Corporate other income (expenses), net	861,433	864,220
Corporate interest income	76,676	95,006
Corporate interest expense	(828,186)	(699,706)
(Loss) income before income tax	(3,098,682)	9,174,573

Income tax benefit (expense)	27,001	(1,080,518)
Net (loss) income	(3,071,681)	8,094,055

Net loss attributable to the non-controlling interest	211,883	128,278
Net (loss) income attributable to the Company	$(2,859,798)	$8,222,333

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company.

Total assets by segment as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Total assets:
IT Segment	$195,833,107	$205,623,157
DT Segment	161,517,415	155,559,917
Corporate and others	320,436	609,068
	$357,670,958	$361,792,142

16. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom , Zhongtian , and Geo lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing and Dongguan in the PRC, under lease agreements that will expire on various dates through June 2013. For the three months ended March 31, 2012 and 2011, the rent expenses were approximately $109,400 and $104,500, respectively.

Future minimum lease payments under these lease agreements are as follows:
Remainder of 2012	286,998
2013	171,051
Total	$458,049

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $24.34 million (RMB 153.6 million) to be paid in cash in installments. As of March 31, 2012, the Company has paid deposits of approximately $19 million (RMB 119.96 million).

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. As of March 31, 2012 and December 31, 2011, the allowance of doubtful accounts were $10,296,000 and $9,373,000, respectively, which is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three months ended March 31, 2012 and 2011, no customer accounted for greater than 10% revenue.

At March 31, 2012, accounts receivables were due from 384 customers. Of these, no customer accounted for over 10% of the total accounts receivable. At March 31, 2011, accounts receivables were due from 331 customers and no customer accounted for over 10% of the total accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CNIT,” “we,” “us,” “our” and the “Company” are to the combined business of China Information Technology, Inc. and its consolidated subsidiaries, Bocom, CITH, HPC, Huipu, ISS, ISSI, ISIID, IST, and iASPEC, to whose operations we succeeded on October 9, 2006 and which became our variable interest entity effective July 1, 2007, and its 52.54% majority-owned subsidiary, Geo and 81.65% majority-owned subsidiary, Zhongtian;
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

We were founded in 1993 and are headquartered in Shenzhen, China. As of March 31, 2012, we had approximately 1,582 employees and 24 sales offices nationwide.

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

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC , our variable interest entity. iASPEC is a PRC domestic company owned by Mr. Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, or the MSA, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. During the three months ended March 31, 2012, $8.4 million, or 51.6% of our revenue, was generated under this exclusive commercial arrangement with iASPEC.

First Quarter Financial Performance Highlights

We experienced significant weakness in demand for our products and services during the three months ended March 31, 2012. The following are some financial highlights for the first quarter of 2012:

  Revenue: Revenue decreased by $10.67 million, or 39.59%, to $16.28 million for the three months ended March 31, 2012, from $26.95 million for the same period in 2011.

  Gross profit: Gross profit decreased by $7.87 million, or 57.66%, to $5.78 million for the three months ended March 31, 2012, from $13.65 million for the same period in 2011.

  Income from operations: Income from operations decreased by $12.12 million, or 135.99%, to a loss of $3.21 million for the three months ended March 31, 2012, from an income of $8.92 million for the same period in 2011.

  Net income attributable to the Company: Net income attributable to the Company was a loss of $2.86 million for the three months ended March 31, 2012, a decrease of $11.08 million, or 134.78%, from an income of $8.22 million for the same period in 2011.

  Fully diluted net income per share: Fully diluted net income per share was a loss of $0.11 for the three months ended March 31, 2012, as compared to an income of $0.31 for the same period in 2011.

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

We report financial and operating information in the following two segments:

(1)

IT segment: The IT segment includes revenues from products and services surrounding a variety of our software core competencies, currently primarily in GIS, DPST and DHIS. IT segment revenues are generated from the sales of software and system integration services, as well as hardware other than display products.

(2)

DT segment: The DT segment includes revenues from products and services surrounding our display technology core competencies, currently primarily in GIS, DPST, education, media, and consumer products. DT segment revenues are generated from sales of hardware and total solutions of hardware integrated with proprietary software and content, as well as services.

For more information regarding our operating segments, see Note 15 (Consolidated Segment Data) to our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

	Three Months Ended			Three Months Ended		Period-Over-Period
	March 31, 2012			March 31, 2011		Increase (Decrease)
		%of			% of
	Amount	Revenue		Amount	Revenue	Amount	%
Revenue	$16,279,989	100.00%		$26,948,748	100.00%	$(10,668,759)	(39.59%	)
Costs of revenue	10,498,307	64.49%		13,293,908	49.33%	(2,795,601)	(21.03%	)
Gross Profit	5,781,682	35.51%		13,654,840	50.67%	(7,873,158)	(57.66%	)
Administrative expenses	(5,648,632)	(34.70%	)	(2,504,307)	(9.29)%	(3,144,325)	125.56%
Research and development expenses	(1,481,027)	(9.10%	)	(733,330)	(2.72)%	(747,697)	101.96%
Selling expenses	(1,860,628)	(11.43%	)	(1,502,150)	(5.57)%	(358,478)	23.86%
(Loss)/Income from operations	(3,208,605)	(19.71%	)	8,915,053	33.08%	(12,123,658)	(135.99%	)
Subsidy income	393,780	2.42%		30,440	0.11%	363,340	1,193.63%
Other income, net	467,653	2.87%		833,780	3.09%	(366,127)	(43.91%	)
Interest income	76,676	0.47%		95,006	0.35%	(18,330)	(19.29%	)
Interest expense	(828,186)	(5.09%	)	(699,706)	(2.60)%	(128,480)	18.36%
(Loss)/Income before Income Taxes	(3,098,682)	(19.03%	)	9,174,573	34.04%	(12,273,255)	(133.77%	)
Income Tax Expense	27,001	0.17%		(1,080,518)	(4.01)%	1,107,519	(102.50%	)
Net (Loss)/Income	(3,071,681)	(18.87%	)	8,094,055	30.03%	(11,165,736)	(137.95%	)
Less: Net Loss attributable to non-controlling interest	211,883	1.30%		128,278	0.48%	83,605	65.17%
Net (Loss)/Income Attributable to CNIT	$(2,859,798)	(17.57%	)	$8,222,333	30.51%	$(11,082,131)	(134.78%	)

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the three months ended March 31, 2012, our revenue was $16.28 million, compared to $26.95 million for the three months ended March 31, 2011, a decrease of $10.67 million, or 39.59% . The decrease was primarily due to the difficult fiscal environment faced by many local Chinese governments as a result of the Chinese government’s implementation of macroeconomic tightening policies, which led to a slowdown in projects for our government customers, which traditionally have been our core customer base; and, secondarily due to the continued challenging industry dynamics for traditional flat-screen TV products..

Product sales decreased by $1.97 million, or 24.60%, to $6.04 million for the three months ended March 31, 2012, as compared to $8.01 million in the same period of 2011. Product sales constituted 37.09% of total revenue during the three-month period ended March 31, 2012, as compared with 29.71% during the same period in 2011. The decrease in product sales primarily reflected 1) our efforts to transition our DT segment from the increasingly competitive and low-margin flat-screen TV market into the multi-functional and interactive display technology markets, which caused total product unit sales to fall, and 2) lower pricing of our traditional flat-screen TVs in the midst of increasing industry competition for LCD TV products.

Software sales decreased by $7.53 million, or 54.17%, to $6.37 million for the three months ended March 31, 2012, from $13.89 million for the same period in 2011. Software sales constituted 39.10% of our total revenue, which decreased from 51.55% during the same period in the prior year. The decrease was mainly due to the Chinese government’s implementation of macroeconomic tightening policies and the curtailment of the massive government economic stimulus package, which led to a slowdown in software projects for our government customers. In addition, we instituted more stringent customer acceptance policies, which limited new projects to those with solid credit credentials and long-term business prospects in light of the unfavorable government fiscal environment.

Sales of system integration services decreased by $1.34 million, or 27.32%, to $3.58 million for the three months ended March 31, 2012, from $4.92 million for the same period in 2011. As a percentage of revenue, system integration sales increased from 18.26% during the three months ended March 31, 2011 to 21.97% during the three months ended March 31, 2012. The decrease was mainly the result of the relatively weak economic environment in the first quarter of 2012 and a lack of new large system integration solutions engagement in connection with large projects comparable to the Shenzhen Summer Universiade, which was held in August 2011.

Other revenue increased by $0.17 million, or 130.01%, from $0.13 million in the three months ended March 31, 2011 to $0.3 million in the same period of 2012. The increase was mainly due to increase in maintenance services during the current period.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by category:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
Product	$6,037,489	37.09%	$4,719,407	21.83%	$8,006,993	29.71%	$5,810,023	27.44%
Software	6,366,430	39.10%	2,897,949	54.48%	13,891,525	51.55%	4,249,606	69.41%
System integration	3,576,377	21.97%	2,641,726	26.13%	4,920,500	18.26%	3,143,157	36.12%
Others	299,693	1.84%	239,225	20.18%	129,730	0.48%	91,122	29.76%
Total	$16,279,989	100.00%	$10,498,307	35.51%	$26,948,748	100.00%	$13,293,908	50.67%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT Segment	$10,249,325	62.96%	$5,771,863	43.69%	$18,978,749	70.43%	$7,483,885	60.57%
DT Segment	6,030,664	37.04%	4,726,444	21.63%	7,969,999	29.57%	5,810,023	27.10%
Total	$16,279,989	100.00%	$10,498,307	35.51%	$26,948,748	100.00%	$13,293,908	50.67%

Cost of revenue and gross profit. As indicated in the tables above, our cost of revenues decreased by $2.80 million, or 21.03%, to $10.5 million for the three months ended March 31, 2012, as compared with $13.29 million for the three months ended March 31, 2011. As a percentage of revenues, our cost of revenue increased to 64.49% during the three months ended March 31, 2012, from 49.33% in the same period of 2011. As a result, gross margin was 35.51% for the three months ended March 31, 2012, a decrease of 1,516 basis points from 50.67% in the same period of 2011.

The decrease in gross profit margins, as displayed in the tables above, resulted from several factors. First, in the three months ended March 31, 2012, we continued our effort to increase our DT solutions as a percentage of total revenue. The percentage of DT revenue increased from 29.57% for the three months ended March 31, 2011 to 37.04% for the same period of 2012. The increase in contribution from DT revenue resulted in a decrease in gross profit margin for the three months ended March 31, 2012 as our DT solutions business has lower average gross margins than other segments of our business. Second, due to the Chinese government’s implementation of macroeconomic tightening policies, our government customers reduced software project orders. As a result, the percentage of software revenue decreased from 51.55% for the three months ended March 31, 2011 to 39.1% for the same period of 2012. The decrease in contribution from software revenues resulted in a decrease in gross profit margin for the three months ended March 31, 2012 as, on average, software projects have higher average gross margins than other segments of our business. Third, the gross profit margin for our system integration business decreased from 36.12% for the three months ended March 31, 2011 to 26.13% for the same period of 2012, primarily due to the high profit margin of certain projects in the 2011 period. Finally, we lowered our LCD TV prices in the face of increased competition, while costs of manufacturing remained high in 2012. All of these factors resulted in a decrease in overall gross profit margin for the three months ended March 31, 2012. However, as we became more selective with our acceptance of orders in an effort to improve the quality of our earnings, the gross margin for product and software sales were higher in the three months ended March 31, 2012 as compared to the three months ended December 31, 2011.

Administrative expenses. Our administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by $3.14 million, or 125.56%, to $5.65 million for the three months ended March 31, 2012, from $2.5 million for the same period of 2011. Notable changes that resulted in increased administrative expenses were as follows. First, inventory write downs increased by $1.8 million and second, provision of accounts receivables increased by $1.37 million. Our DT segment’s inventory was written down mainly for the following reasons: 1) the DT business’s transition from its traditional flat-screen TV products to multi-functional interactive digital display technologies resulted in some electronic components in inventory becoming incompatible with, and thus not usable for, the new advanced DT products; and 2) traditional LCD TV market continued to face major challenges, including a supply glut and the emergence of new display technologies and products such as 3D-TV and OLED technology that is expected to replace LCD technology in the coming years, leading to the obsolescence of many flat-screen display products and components.

Research and development expenses. Our research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.75 million, or 101.96%, to $1.48 million for the three months ended March 31, 2012, from $0.73 million for the same period of 2011. As a percentage of revenue, research and development expenses accounted for approximately 9.1% of total revenue for the three months ended March 31, 2012, compared with 2.72% for the same period in 2011. Such increase was primarily due to efforts to improve the profitability of existing products as well as development of new products.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Our selling expenses increased by $0.36 million, or 23.86%, to $1.86 million for the three months ended March 31, 2012, from $1.5 million for the same period of 2011. This increase was due to our increasingly nationwide market expansion, which requires increased travel and telecommunication expenses as well as increased total compensation to sales and marketing staff.

Subsidy income. For the three months ended March 31, 2012 and 2011, in connection with research and development activities in a designated locale, we received approximately $393,780 and $30,440, respectively, as a subsidy from the local governmental agency in China.

Income tax expense. Income tax expense for the three months ended March 31, 2012 decreased by $1.11 million,from $1.08 million for the same period in 2011. The decrease was due to the net impact of following factors: a) income before taxes from PRC subsidiaries decreased $10.78 million, causing approximately $1.62 million of the decrease; b) offset by tax increase from tax effect generated from tax loss not recognized during the current period of approximately $0.43 million.

Non-controlling interest. Non-controlling interest of $211,883 for the three months ended March 31, 2012 represents the loss of $32,490 fee retained by iASPEC under the MSA, loss of $235,059 from Geo to its 47.46% non-controlling interest, and income of $55,666 from Zhongtian to its 21.79% non-controlling interest .

Net income attributable to the Company. As a result of the cumulative effect of the foregoing factors, a net loss was $2.86 million during the three months ended March 31, 2012, as compared to a net income $8.22 million for the same period in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $7.6 million.

Our customers have historically been primarily public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, surveying, mapping, and healthcare management. Over the past several years, especially during 2011 and 2010, we diversified our customer base beyond our historical geographic reach, and expanded our market and product offerings in the public and private sectors, through geographic expansion and the enhancement of our technical capabilities. Along with our expansion in the market, our customer base of accounts receivable increased from to 289 as of December 31, 2010, to 378 as of December 31, 2011 and to 384 as of March 31, 2012.

Due to the Chinese government’s implementation of macroeconomic tightening policies since the second quarter of 2011, government customers have slowed their payment of our accounts receivables. Historically, government customers generated over half of our revenues. The percentage of total accounts receivable attributable to government customers was 79% and 80% as of March 31, 2012 and December 31, 2011, respectively.

As the increase in our customer base and sales were primarily a result of an increase in non-public sector customers, the risk of recoverability increased compared with previous periods. Additionally, although we have had no significant experience of failure in the collection of accounts receivable from government customers, the recent slowdown in payments described above has caused us to view these customers’ risk of recoverability as having increased. In this regard, we further noted that turnover days of accounts receivable increased. The accounts receivable that were outstanding for longer than one year accounted for 61% of total accounts receivable as of March 31, 2012 and 52% of total accounts receivable as of December 31, 2011, and government customers accounted for 91% of all receivables outstanding for longer than one year as of March 31, 2012 compared to 91% as of December 31, 2011.

We generally do not consider receivables from government customers to be past due at any particular point in time primarily for the following reasons: PRC government entities are very safe customers in that they are generally well-established and able to access credit more easily than private-sector customers; we have generally had good collection histories with these customers; and the recent government macroeconomic tightening policies have affected government customers relatively equally, and we therefore believe that the resulting slowdown in payments from such customers is outside their immediate control. We also view government customers as important to our business. As a result, we have continued sales relationships with most PRC government customers and extended flexible repayment terms to them, including with respect to those that have slowed down their payments to us.

With respect to private-sector customers, we generally provide for a payment period of 90 days. Typically we are willing to extend the payment period to up to 120 days. For payment extensions beyond this time, we typically evaluate private-sector customers based on the criteria described in Note 2(d) to the unaudited financial statements contained in this report. Due to their differing credit histories and periods of operations, as described above, we consider the risk of recoverability for these customers to be higher than public-sector customers. However, we have generally been willing to continue the sales relationship with these customers and allow for additional time for them to make payments upon receipt of assurances that payment will be received as soon as practicable, in light of our aim to diversify our customer base and expand our market penetration. All accounts receivables with aging over two years with non-government customers are fully reserved.

Management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and our aging analysis. We estimated that the amount of probable credit losses in existing accounts receivable was equal to the allowance for doubtful accounts of $10.3 million as of March 31, 2012 and $9.37 million at December 31, 2011. The following table describes the movement in the allowance for doubtful accounts during the three months ended March 31, 2012:

Balance at January 1, 2012	$9,373,326
Increase in allowance for doubtful accounts	864,805
Amounts recovered during current period	-
Foreign exchange difference	57,373
Balance at March 31, 2012	$10,295,504

The following table summarizes the key cash flow components from our consolidated statements of cash flows for the periods indicated.

Cash Flows

	Three Months Ended March 31,
	2012	2011
Net cash (used) in/provided by operating activities	$(687,908)	$1,900,164
Net cash used in investing activities	(698,783)	(3,012,886)
Net cash used in financing activities	(5,051,745)	(1,459,742)
Effect of exchange rate changes on cash and cash equivalents	19,602	86,446
Net decrease in cash and cash equivalents	(6,418,834)	(2,486,018)
Cash and cash equivalents at beginning of the period	14,019,634	18,166,857
Cash and cash equivalents at end of the period	$7,600,800	$15,680,839

Operating Activities

Net cash used in operating activities was $0.68 million for the three months ended March 31, 2012, a decrease from $1.9 million in net cash provided by operating activities for the same period of 2011. The decrease was primarily due to the business operational loss during the current period.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2012, as compared to $3.01 million net cash used in investing activities for the same period of 2011. The decrease was primarily due to a $2.24 million deposit for purchasing land use rights during the period ended March 31, 2011.

Financing Activities

Net cash used in financing activities was $5.05 million for the three months ended March 31, 2012, as compared to $1.46 million net cash used in financing activities during the same period of 2011. The change was mainly attributable to an increase in net repayment of bank loans of $3.56 million during the current period as compared to the prior period.

Loan Facilities

As of March 31, 2012 and December 31, 2011, our loan facilities were as follows:

Short-term bank loans

	March 31, 2012	December 31, 2011
Secured short-term loans	$33,777,814	$39,177,186
Add: amounts due within one year under long-term loan contracts	1,223,549	1,806,271
Total short-term bank loans	$35,001,363	$40,983,457

Long-term bank loans
	March 31, 2012	December 31, 2011
Secured long-term loans	$1,324,271	$1,915,795
Less: amounts due within one year under long-term loan contracts	(1,223,549)	(1,806,271)
Total long-term bank loans	$100,722	$109,524

The covenants or financial restrictions related to our outstanding debt obligations as of March 31, 2012 are as follows: (1) a certain subsidiary that is party to the loan should maintain a certain level of tangible assets; (2) the subsidiary should maintain a certain level of cash in its bank accounts; and (3) the subsidiary should inform the bank 30 days before any of the following events occurs (if the bank determines that such event will cause a material impact to the bank loan, the subsidiary may perform the event only upon receipt of the approval of the bank):

  dispose material assets constituting over 10% of the total net assets by sale, bestowment, lending, transfer, mortgage, pledge or any other means;
  profit distribution over 30% of the current year’s after tax profits, or over 20% of the total retained earnings; and
  new investments by the subsidiary outside its current operations which constitute over 20% of its net assets.

As of March 31, 2012, we were in compliance with the above covenants.

Our short-term loan balances as of March 31, 2012 and December 31, 2011 were $35 million and $40.98 million, respectively. As a percentage of working capital, short-term bank loans accounted for approximately 56.65% and 66.21% as of March 31, 2012 and December 31, 2011, respectively. The net decrease result reflects management’s effort to reduce our reliance on bank borrowings as a source of working capital.

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

Intracompany Transfers

Our subsidiaries that are organized in the PRC may pay dividends only out of their accumulated profits and our PRC subsidiaries are required to set aside at least 10% of their after-tax profit to their general reserves until such reserves cumulatively reach 50% of their respective registered capital. Our PRC subsidiaries’ general reserves are not distributable as cash dividends. Restrictions on our net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain approval from the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We are not aware of other restrictions on our net assets or the transferability of assets via loans or advances to our non-PRC consolidated entities. As our operations are principally based in China, our non-PRC consolidated entities do not have material cash obligations.

The following table provides the amount of our statutory general reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
PRC general reserve	$14,488,533	$14,488,533
Restricted net assets and retained earnings related to covenants of existing bank loans	19,008,000	18,595,200
Total restricted net assets	$33,496,533	$33,083,733
Consolidated net assets	$229,089,873	$230,866,530
Restricted net assets as percentage of consolidated net assets	14.62%	14.33%

An offshore holding company, as a shareholder of a foreign invested enterprise established in the PRC, or an FIE, can make loans to the FIE, provided the parties comply with PRC regulations governing such loans. Our parent company can make a shareholder loan to a PRC subsidiary provided that (i) the amount of the loan does not exceed the difference between the total investment and registered capital as approved by the local Administration for Industry and Commerce that issued the business license of the subsidiary; and (ii) before the loan can be converted into RMB, the subsidiary reports to SAFE the intended use of proceeds (which cannot be to purchase domestic assets). The subsidiary can finance the operations of iASPEC in accordance with the terms of the Management Services Agreement with iASPEC.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2012:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$458,049	$286,998	171,051	$-	$-
Purchase Obligations	5,333,378	5,333,378	-	-	-
Interest payable on long-term bank loans	51,314	31,871	13,332	6,111	-
Long-term bank loans	1,324,271	1,223,549	71,098	29,624	-
Total	$7,167,012	$6,875,796	255,481	35,735	$-

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Issued Accounting Pronouncements

Please refer to Note 2 to our unaudited financial statements included elsewhere in this report for a discussion of relevant pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2012 and December 31, 2011 was $0.1 million and $0.11 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2012 would decrease net income before income taxes by approximately $$88,000, or less than 1% for the three months ended March 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $14.38 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2012. As of March 31, 2012, our accumulated other comprehensive income was $21.45 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Mr. Daniel K. Lee, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Lin and Lee, determined that, as of March 31, 2012, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the first quarter of fiscal year 2012, we and our chairman and chief executive officer, Mr. Jiang Huai Lin, purchased shares of our common stock. Below is a table containing information about these purchases. Prices and share amounts have been retroactively adjusted to give effect to the one-for-two reverse stock split effected on March 1, 2012.

Approximate
			Total Number of	Dollar
			Shares Purchased	Value of Shares
			as	that
			Part of Publicly	May Yet Be
			Announced Plans	Purchased Under
	Total Number of	Average Price	or	the
Period	Shares Purchased(1)	Paid Per Share	Programs	Plans or Programs
January 1, 2012 to January 31, 2012	223,604	$1.3713	581,231	4,071,349
February 1, 2012 to February 29, 2012	-	$-	581,231	4,071,349
March 1, 2012 to March 31, 2012	-	$-	581,231	4,071,349

(1) Except for one purchase by Mr. Jiang Huai Lin as described in this footnote, all purchases were made pursuant to an amended and restated Rule 10b5-1 repurchase plan. This plan was originally announced on September 24, 2010; an extension to the plan was announced on September 16, 2010; and an amendment to the plan was announced on November 17, 2011. Under the plan as amended, up to $5 million of shares could be repurchased by the Company. The plan was to expire no later than September 15, 2012. On March 15, 2012, the Company announced that its Board of Directors had approved the termination of the plan. As also announced on that date, Mr. Lin entered into a new $2 million purchase plan. This plan will expire no later than September 15, 2012. On March 12, 2012, Mr. Lin agreed to purchase 1,084,895 shares in a private transaction outside his purchase plan at a purchase price per share of $1.20.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012	CHINA INFORMATION TECHNOLOGY, INC.

	By:	/s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel K. Lee
Daniel K. Lee, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).