Form 10-Q
period 2012-06-30
China Information Technology, Inc.
filed 2012-08-07
CIK 1350684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	27,007,608

Quarterly Report on Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
Expressed in U.S. dollars (Except for share amounts)

		June 30	December 31
		2012	2011
	NOTES
		(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$7,378,593	$14,019,634
Restricted cash		15,289,839	12,538,049
Accounts receivable:
Billed, net of allowance for doubtful accounts of $12,067,000 and $9,373,000, respectively		23,215,730	31,117,415
Unbilled		81,297,895	72,225,044
Bills receivable		665,985	247,338
Advances to suppliers		7,153,660	5,020,747
Amounts due from related parties	7	1,170,791	22,823
Inventories, net of provision of $5,976,000 and $5,224,000, respectively	8	23,925,081	22,317,260
Other receivables and prepaid expenses		8,135,643	9,603,954
Deferred tax assets	13	3,232,147	2,548,834
TOTAL CURRENT ASSETS		171,465,364	169,661,098

Deposit for purchase of land use rights	11 (a)	27,757,223	27,564,586
Long-term investments	9	2,418,345	2,401,561
Property, plant and equipment, net	10	86,512,068	91,161,093
Land use rights, net	11 (b)	1,947,599	1,956,616
Intangible assets, net	11 (c)	14,324,537	14,380,459
Goodwill	6	46,575,585	53,983,687
Deferred tax assets	13	681,650	683,042
TOTAL ASSETS		$351,682,371	$361,792,142

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term bank loans	12	$49,868,387	$40,983,457
Accounts payable		17,287,332	19,013,509
Bills payable		30,453,272	27,399,393
Advances from customers		5,059,163	6,403,966
Amounts due to related parties	7	-	593,617
Accrued payroll and benefits		2,812,178	3,060,384
Other payables and accrued expenses		7,841,876	6,784,353
Income tax payable		3,350,997	3,525,949
TOTAL CURRENT LIABILITIES		116,673,205	107,764,628

Long-term bank loans	12	91,906	109,524
Amounts due to related parties, long-term portion	7	12,712	12,624
Deferred tax liabilities	13	1,285,524	1,365,680
TOTAL LIABILITIES		$118,063,347	$109,252,456

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par $0.01; authorized capital 100,000,000 shares; shares issued and outstanding 2012: 27,007,608 shares, 2011: 27,230,835 shares		$286,326	$286,326
Treasury stock, 2012: 584,231 shares, 2011: 360,627at cost		(1,011,091)	(695,514)
Additional paid-in capital		101,261,307	101,261,307
Reserve		14,488,533	14,488,533
Retained earnings		75,767,373	95,600,619
Accumulated other comprehensive income		21,585,734	19,925,259
Total equity of the Company		212,378,182	230,866,530
Non-controlling interest		21,240,842	21,673,156
Total equity		233,619,024	252,539,686

TOTAL LIABILITIES AND EQUITY		$351,682,371	$361,792,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
Expressed in U.S. dollars (Except for share amounts)
(Unaudited)

	NOTES	Three Months Ended		Six Months Ended

		June 30,	June 30,	June 30,	June 30,
		2012	2011	2012	2011

Revenue - Products		$6,450,912	$11,113,382	$12,488,401	$19,120,375
Revenue - Software		2,163,557	9,255,633	8,529,987	23,147,158
Revenue - System integration		4,226,329	7,135,217	7,802,706	12,055,717
Revenue – Others		442,810	383,547	742,503	513,277
TOTAL REVENUE		13,283,608	27,887,779	29,563,597	54,836,527

Cost - Products sold		5,607,483	8,785,131	10,326,890	14,595,154
Cost - Software sold		1,470,318	2,137,286	4,368,267	6,386,892
Cost - System integration		3,115,447	4,971,036	5,757,173	8,114,193
Cost - Others		214,957	71,770	454,182	162,892
TOTAL COST		10,408,205	15,965,223	20,906,512	29,259,131

GROSS PROFIT		2,875,403	11,922,556	8,657,085	25,577,396

Administrative expenses		8,881,630	3,375,472	14,530,262	5,879,779
Research and development expenses		1,236,006	1,150,407	2,717,033	1,883,737
Selling expenses		2,014,150	1,936,744	3,874,778	3,438,894
Impairment of goodwill	6	7,806,690	-	7,806,690	-
(LOSS) INCOME FROM OPERATIONS		(17,063,073)	5,459,933	(20,271,678)	14,374,986

Subsidy income		217,675	87,064	611,455	117,504
Other income (loss), net		(130,346)	757,471	337,307	1,591,251
Interest income		44,635	39,940	121,311	134,946
Interest expense		(1,174,288)	(776,947)	(2,002,474)	(1,476,653)
(LOSS) INCOME BEFORE INCOME TAXES		(18,105,397)	5,567,461	(21,204,079)	14,742,034

Income tax benefit (expense)	13	546,672	(239,440)	573,673	(1,319,958)
NET (LOSS) INCOME		(17,558,725)	5,328,021	(20,630,406)	13,422,076

Less: Net loss attributable to the non-controlling interest		707,311	273,666	919,194	401,944

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	3	$(16,851,414)	$5,601,687	$(19,711,212)	$13,824,020

Weighted average number of shares outstanding
Basic	3	27,007,608	26,318,183	27,028,065	26,291,940
Diluted	3	27,007,608	26,318,183	27,028,065	26,291,940

(Loss) earnings per share - Basic and Diluted
Basic - Net (loss) income attributable to the Company's common stockholders		$(0.62)	$0.21	$(0.73)	$0.53
Diluted – Net (loss) income attributable to the Company's common stockholders		$(0.62)	$0.21	$(0.73)	$0.53

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
Expressed in U.S. dollars
(Except for share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net (loss) income	$(17,558,725)	$5,328,021	$(20,630,406)	$13,422,076
Other comprehensive income:
Foreign currency translation gain	147,634	3,309,989	1,741,709	4,882,508
Comprehensive income	(17,411,091)	8,638,010	(18,888,697)	18,304,584
Comprehensive income attributable to the non-controlling interest	699,303	175,894	837,960	253,712
Comprehensive (loss) income attributable to the Company	$(16,711,788)	$8,813,904	$(18,050,737)	$18,558,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2012
Expressed in U.S. dollars
(Except for share amounts)
(Unaudited)

								Accumulated
	Common stock		Treasury stock		Additional			other	Non
	Par value $0.01		Par value $0.01		Paid-in		Retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	earnings	income	interest	Total
BALANCE AS AT DECEMBER 31, 2011	27,591,462	$286,326	(360,627)	$(695,514)	$101,261,307	$14,488,533	$95,600,619	$19,925,259	$21,673,156	$252,539,686

Purchase of treasury stock (Note 15)	-	-	(223,604)	(315,577)	-	-	-	-	-	(315,577)
Rounding impact of Share changes due to one for two reverse stock split of common stock	377	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(19,711,212)	-	(919,194)	(20,630,406)
Capital injection to Zhongtian by minority shareholders	-	-	-	-	-	-	-	-	283,612	283,612
Changes in an Ownership Interest in Zhongtian	-	-	-	-	-	-	(122,034)	-	122,034	-
Foreign currency translation gain	-	-	-	-	-	-	-	1,660,475	81,234	1,741,709
BALANCE AS AT JUNE 30, 2012	27,591,839	$286,326	(584,231)	$(1,011,091)	$101,261,307	$14,488,533	$75,767,373	$21,585,734	$21,240,842	$233,619,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA INFORMATION TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
Expressed in U.S. dollars
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net (loss) income	$(20,630,406)	$13,422,076
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	7,806,690	-
Provision (recovery) for losses on accounts receivable and other current assets	2,987,132	(578,489)
Depreciation	5,908,392	5,161,401
Amortization of intangible assets and land use rights	1,069,074	882,055
(Gain) loss on disposal of property, plant and equipment, net	(16,211)	143,149
Provision for obsolete inventories	1,797,899	361,384
Change in fair value of contingent consideration	-	(1,469,446)
Change in deferred income tax	(749,980)	(311,254)
Impairment of long-term investments	-	890,438
Imputed interests in relation to shareholder’s loan	-	125,000
Changes in operating assets and liabilities, net of effects of business acquisitions
Increase in restricted cash	(3,616,807)	(249,697)
Increase in accounts receivable	(3,499,148)	(6,125,482)
Increase in advances to suppliers	(2,435,348)	(1,777,253)
Decrease (increase) in other receivables and prepaid expenses	1,434,685	(1,815,261)
Increase in inventories	(3,248,245)	(4,826,735)
Increase (decrease) in accounts payable and bills payable	1,004,619	(1,888,310)
Decrease in advances from customers	(1,391,310)	(2,008,268)
Increase in amounts due to/from related parties	(1,790,111)	(363,537)
Increase in accrued expenses and other liabilities	749,559	3,271,516
(Increase) decrease in income tax payable	(199,312)	(941,434)
Net cash ( used in) provided by operating activities	(14,818,828)	1,901,853

INVESTING ACTIVITIES
Proceeds from sales of property and equipment	18,561	-
Purchases of property, plant and equipment	(618,936)	(3,331,779)
Capitalized and purchased software development costs	(890,360)	(795,894)
Deposit for software purchase	-	(5,358,500)
Dividends received	79,318	-
Net cash used in investing activities	(1,411,417)	(9,486,173)

FINANCING ACTIVITIES
Borrowings under short-term loans	57,923,863	50,286,201
Capital injection to Zhongtian by minority shareholders	283,612	-
Repayment of short-term loans	(49,300,962)	(47,281,885)
Repayment of long-term loans	(17,788)	(1,157,117)
Purchase of treasury stock	(315,577)	-
Decrease (increase) in restricted cash in relation to bank borrowings	949,277	(3,008,573)
Net cash used in financing activities	9,522,425	(1,161,374)

Effect of exchange rate changes on cash and cash equivalents	66,779	210,455
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,641,041)	(8,535,239)
CASH AND CASH EQUIVALENTS, BEGINNING	14,019,634	18,166,857
CASH AND CASH EQUIVALENTS, ENDING	$7,378,593	$9,631,618
Supplemental disclosure of cash flow information:
Cash paid during the period
Income taxes	$474,286	$2,640,260
Interest paid	$1,758,806	$1,332,230

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

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statements of (loss) income for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

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

The functional currency of the Company’s wholly-owned PRC subsidiaries and its VIE is the Chinese Renminbi Yuan, (“RMB”). RMB is not freely convertible into foreign currencies. The Company’s PRC subsidiaries and the VIE’s financial statements are maintained in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net (loss) income for the respective periods.

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

(d) Accounts receivable

The Company evaluates the creditworthiness of each customer before accepting them and continuously monitors their recoverability. If there are any indicators that the customer may not make payment, then we may consider making provision for impairment for that particular customer. At the same time, we may cease further sales or services to such customer. The following are some of the factors that management considers in determining whether to discontinue sales or revenue recognition:

•	the customer fails to comply with its payment schedule;

•	the customer is in serious financial difficulty;

•	a significant dispute with the customer has occurred regarding job progress or other matters;

•	the customer breaches any of the contractual obligations;

•	the customer appears to be financially distressed due to economic or legal factors;

•	the business between the customer and the Company is not active; and

•	other objective evidence which indicate the impairment of the accounts receivables.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Accounts receivable (continued)

Management considers the following factors when determining whether to permit a longer payment period or provide other concessions to customers:

•	the customer’s past payment history;

•	the customer’s general risk profile, including factors such as the customer’s size, age, and public or private status;

•	macroeconomic conditions that may affect a customer’s ability to pay;

•	and the relative importance of the customer relationship to our business.

The following table describes the movement in the allowance for doubtful accounts during the period ended June 30, 2012:

Balance at January 1, 2012	$9,373,326
Increase in allowance for doubtful accounts	3,422,507
Recovery of amounts previously allowed for	(791,502)
Foreign exchange difference	62,191
Balance at June 30, 2012	$12,066,522

(e) Inventories

Inventories are valued at the lower of cost or market. Market is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of June 30, 2012, the inventory impairment was mainly from raw materials, and results in a new cost basis for accounting purposes.

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

(g) Treasury Stock

The Company repurchases its common stock from time to time in the open market and holds such shares as treasury stock. The Company applies the “cost method” and presents the cost to repurchase such shares as a reduction in equity. During the period, the Company has repurchased a net total of 223,604 shares of common stock.

(h) Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08—Intangibles—Goodwill and Other (Topic 350) – “Testing Goodwill for Impairment”. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Refer to Notes 6 regarding the goodwill impairment tests performed in the second quarter of 2012..

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that shared in the earnings of the entity.

Components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss) income attributable to the common stockholders	$(16,851,414)	$5,601,687	$(19,711,212)	$13,824,020
Weighted average outstanding shares of common stock (basic and diluted)	27,007,608	26,318,183	27,028,065	26,291,940
Earnings per share:
Basic	$(0.62)	$0.21	$(0.73)	$0.53
Diluted	$(0.62)	$0.21	$(0.73)	$0.53

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

Level 3

Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity). The Company measures the fair value of certain of its non-financial assets, including goodwill, using Level 3 inputs. Refer to Note 6.

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

For the three months ended June 30, 2012 and 2011, net loss of $707,311 (net loss of $201,669 from iASPEC, net loss of $449,545 from Geo and net loss of $56,097 from Zhongtian ), net loss of $273,666 (income $136,020 from iASPEC and loss of $409,686 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

For the six months ended June 30, 2012 and 2011, net loss of $919,194 (net loss of $234,159 from iASPEC, net loss of $684,604 from Geo and net loss of $431 from Zhongtian), net loss of $401,944 (income $319,614 from iASPEC and loss of $721,558 from Geo), respectively, was attributable to non-controlling interest in the consolidated statements of income of the Company.

At June 30, 2012, the consolidation of iASPEC ,Geo and Zhongtian, resulted in an increase in assets of approximately $89.21 million, an increase in liabilities (consisting primarily of accounts payable and short-term bank loans) of approximately $31.99 million, and an increase in non-controlling interest of approximately $21.24 million, and for the six months ended June 30, 2012 and 2011 the consolidation resulted in an decrease in net loss attributable to parent company of approximately $4.45 million and increase in net income attributable to parent company of approximately $6.1 million, respectively.

6. GOODWILL

Goodwill by segment as at June 30, 2012 and December 31, 2011 is as follows:

		Good will	Foreign
		transfer from	Exchange
	December 31,	IT to DT	rate		June 30,
	2011	segment	adjustment	Impairment	2012
IT Segment	$26,980,194	$(2,732,874)	$210,256	$-	$24,457,576
DT Segment	27,003,493	2,732,874	188,332	(7,806,690)	22,118,009
Total	$53,983,687	$-	$398,588	$(7,806,690)	$46,575,585

In accordance with FASB ASC Topic 350, management reviews goodwill impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Due to the Chinese government’s implementation of its macroeconomic tightening policies, the Company’s revenue decreased significantly during the six months ended June 30, 2012. Although management views the slowdown of the Company’s growth due to the macro condition as temporary, a goodwill impairment test was performed as of June 30, 2012.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. GOODWILL (CONTINUED)

Management used the discounted cash flow method to estimate the fair value of our reporting units. During the first quarter of 2011, the Company redefined its reporting units to be the IT and DT operating segments. As the Company realign continues to its reporting units between the IT and DT segments to better implement its restructuring strategy, the reporting units' corresponding goodwill was also realigned accordingly. In the second quarter of 2012 one of the Company’s business operations, which had been serving both the IT and DT segments, is now fully dedicated to the DT segment. Consequently, $2,732,874 of its goodwill has been reassigned to the DT segment. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, such as revenue growth rate, gross profit rate, and discount rate. The average revenue increase rate used in the cash flow models ranged from approximately 19% to 25% depending on the reporting unit over the initial five-year forecast period starting in 2013. This growth rate takes into consideration the actual results for the first six months of 2012 and the re-forecasted projections for the remainder of 2012, which results in a much lower base than utilizing the 2011 year to date actual results. The discount rate used in the cash flow models was approximately 10.35%, which was calculated by using weighted average cost of capital.

Based on the above calculation in the cash flow models, step one of the test results indicated that the carrying amount of the DT segment exceeded its fair value, and therefore management believes an impairment of goodwill is probable. Management is currently in the process of determining the implied fair value of goodwill for the DT segment. Although the second step of the goodwill impairment test is not complete as of the date of this filing, since management believes a goodwill impairment loss is probable and can be reasonably estimated, the Company recognized a goodwill impairment loss of $7,806,690 based on its best estimation. Any adjustment to that estimated loss and allocation of such loss, based on the completion of step two of the goodwill impairment test, will be recognized in the third quarter of 2012.

In addition, management believes that the Company’s IT segment reporting unit, whose fair value exceeded its carrying value by only approximately 1.5% as of June 30, 2012, is at risk of failing step one of the goodwill impairment test in the future. During the six-month period ended June 30, 2012, the Company's IT segment has experienced negative year-over-year revenue growth which is believed to be due primarily to China's macro-economic austerity policy. Although management has confidence that the Company will continue to develop its IT segment in the future, we intend to closely monitor any event or change in circumstances that could negatively affect the key assumptions relating to this reporting unit.

7. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of June 30, 2012 and December 31, 2011, amount due from/to related parties consists of:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Due from related companies - Xiamen Yili Geo Information Technology Co., Ltd.	$508,528	$22,823
- Wuhan Geo Navigation and Communication Technology Co., Ltd.	662,263	-
	$1,170,791	$22,823
Due to related companies - Wuhan Geo Navigation and Communication Technology Co., Ltd.	$-	$593,617
Due to related parties, long-term portion - Shareholders	$12,712	$12,624

Due from related companies, current portion

Approximately 8% of Xiamen Yili Geo Information Technology Co., Ltd. (“Yili”) is owned by Geo. The balance consists of accounts receivable from sales.

Approximately 9% of Wuhan Geo Navigation and Communication Technology Co., Ltd. (“Geo Navigation”) is owned by Geo. The balance due from Geo Navigation represents advances from Geo to Geo Navigation. These balances are non-interest bearing and due on demand.

Due to related companies

The balance due to Geo Navigation represents advances from Geo Navigation to Geo. These advances are non-interest bearing and due on demand.

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

(b) Revenue - related party

Amounts recognized from Yili during the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three	Three	Six Months	Six Months
	Months	Months
	Ended June	Ended June	Ended June	Ended June
	30, 2012	30, 2011	30, 2012	30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$332,041	$-	$580,949	$14,162
Cost of sales	(190,803)	-	(338,624)	-
Gross profit	$141,238	$-	$242,325	$14,162

(c) Rental expenses - related party

Rental expenses from renting buildings and offices from a related party charged to operations during the three months ended June 30, 2012 and 2011 were approximately $67,800, and $57,000, respectively. For the six months ended June 30, 2012 and 2011, the rental expenses were $135,800 and$114,660, respectively.

8. INVENTORIES

As of June 30, 2012 and December 31, 2011, inventories consist of:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$6,443,256	$5,488,149
Work in Processes	3,813,432	4,102,102
Finished goods	5,029,646	4,327,818
Installations in process	8,638,747	8,399,191
Total	$23,925,081	$22,317,260

9. LONG-TERM INVESTMENTS

As of June 30, 2012 and December 31, 2011, long-term investments consist of:

	June 30,	December 31,
	2011	2011
	(Unaudited)
Tianhe Navigation and Communication Technology Co., Ltd. (" Tianhe ")	$1,071,095	$1,063,661
Tianditu Co., Ltd.( "Tianditu")	1,268,000	1,259,200
Xiamen Yili Geo Information Technology Co., Ltd. (" Yili ")	79,250	78,700
	$2,418,345	$2,401,561

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. LONG-TERM INVESTMENTS (CONTINUED)

Management regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. As of June 30, 2012, management reassessed the possible impairment on the investment in Tianhe and determined that there was no other-than-temporary impairment in the value of its investment in Tianhe and no impairment loss for six months ended June 30, 2012. Impairment loss for the three months ended June 30, 2012 and 2011 was zero and $342,000, respectively. Impairment loss for the six months ended June 30, 2012 and 2011 was zero and $890,000, respectively. Geo holds an 8% ownership interest in Tianditu which was set up in 2010 to provide online map service.

10. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, property, plant and equipment consist of:

	June 30,	December 31
	2012	2011
	(Unaudited)
Office building	$8,128,203	$7,900,978
Plant and machinery	30,359,407	29,822,707
Electronic equipment, furniture and fixtures	10,703,448	10,602,803
Motor vehicles	1,154,572	1,100,810
Purchased software	68,950,513	68,460,250
Total	119,296,143	117,887,548

Less: accumulated depreciation	(32,784,075)	(26,726,455)
	$86,512,068	$91,161,093

Depreciation expense for the three months ended June 30, 2012 and 2011 was approximately $2,918,000 and $2,689,000, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was approximately $5,908,000 and $5,161,000, respectively.

11. LAND USE RIGHTS AND INTANGIBLE ASSETS

(a) Deposits for purchase of land use rights

As of June 30, 2012, deposits for purchase of land use rights represent deposits for purchase of land use rights in Dongguan City of approximately $19.01 million (RMB119.96 million) by IST and additional land right premiums paid for an increase in plot ratios under existing land use rights in Fuyong County of Shenzhen of approximately $8.74 million (RMB55.16 million) by Huipu .

(b) Land use rights

As of June 30, 2012 and December 31, 2011, land use rights consist of:

	June 30,	December 31
	2012	2011
	(Unaudited)
Land use rights	$2,068,615	$2,054,259
Less: accumulated amortization	(121,016)	(97,643)
Land use rights, net	$1,947,599	$1,956,616

Amortization expense for the three months ended June 30, 2012 and 2011 was $12,000 and $11,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $23,000 and $22,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2012	$22,690
2013	45,381
2014	45,381
2015	45,381
2016	45,381
Thereafter	1,743,385
Total	$1,947,599

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. LAND USE RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

(c) Intangible assets

As of June 30, 2012 and December 31, 2011, intangible assets consist of:

	June 30,	December 31
	2012	2011
	(Unaudited)
Software and software development costs	$10,443,942	$9,489,011
Technology	7,769,512	7,715,591
Trademarks	4,483,965	4,452,846
Customer base	318,585	316,374
Sub-Total	23,016,004	21,973,822
Less: accumulated amortization	(8,691,467)	(7,593,363)
Intangible assets, net	$14,324,537	$14,380,459

Amortization expense for the three months ended June 30, 2012 and 2011 was approximately $599,000 and $415,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was approximately $1,046,000 and $860,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2012	$1,054,322
2013	2,283,223
2014	1,934,422
2015	1,934,422
2016	1,933,357
Thereafter	5,184,791
Total	$14,324,537

12. BANK LOANS

(a) Short-term bank loans

	June 30,	December 31,
	2012	2011
	(Unaudited)
Secured short-term loans (1)	$47,653,436	$39,177,186
Unsecured short-term loan	1,585,000	-
Add: amounts due within one year under long-term loan contracts	629,951	1,806,271
Total short-term bank loans	$49,868,387	$40,983,457

(1) Detailed information of secured short-term loan balances as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Secured by IST, Zhongtian, iASPEC, Mr. Lin and guaranteed by plants	$15,850,000	$-
Guaranteed by iASPEC	6,435,100	6,390,440
Collateralized by land and office buildings	4,913,500	14,260,441
Secured by iASPEC’s trade receivables	4,596,500	2,990,600
Guaranteed by IST	4,121,000	4,092,400
Secured by Huipu’s trade receivables and guaranteed by IST	4,045,767	4,372,404
Secured by Huipu’s trade receivables and guaranteed by the Company and Huipu	3,367,765	2,623,691
Guaranteed by Huipu	2,377,500	2,361,000
Guaranteed by the Company, CITH and Bocom	334,838	1,030,028
Secured by Zhongtian’s trade receivables	561,090	-
Secured by Geo's trade receivables and bank deposits	792,500	-
Secured by Bocom’s trade receivables and guaranteed by the Company	257,876	1,056,182
Total	$47,653,436	$39,177,186

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. BANK LOANS (CONTINUED)

(b) Long-term bank loans

	June 30,	December 31,
	2012	2011
	(Unaudited)
Secured long-term loans	$721,857	$1,915,795
Less: amounts due within one year under long-term loan contracts	(629,951)	(1,806,271)
Total long-term bank loans	$91,906	$109,524

As of June 30, 2012, the Company has borrowings from banks, expiring at various dates from July 3, 2012 to February 21, 2016, primarily used to finance working capital requirements. The bank borrowings are in the form of credit facilities. Amounts available to the Company from the banks are based on the amount of collateral pledged or the amount guaranteed by our subsidiaries. These borrowings bear interest rates ranging from 3.34% to 10% per annum. The weighted average interest rate on short term debt is approximately 7.37% and 6.64% for the six months ended June 30, 2012 and 2011, respectively.

13. INCOME TAXES

Pre-tax (loss) income for the three months and six months ended June 30, 2012 and 2011 was taxable in the following jurisdictions:

	Three Months	Three Months	Six Months	Six Months
	Ended June	Ended June	Ended June	Ended June
	30, 2012	30, 2011	30, 2012	30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC	$(17,854,832)	$5,152,576	$(20,650,883)	$13,133,021
Others	(250,565)	414,885	(553,196)	1,609,013
Total (loss) income before income taxes	$(18,105,397)	$5,567,461	$(21,204,079)	$14,742,034

United States

The Company was incorporated in Nevada and is subject to United States of America tax law. It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the “U.S.”). Accordingly, no U.S. corporate income taxes are provided in these condensed consolidated financial statements.

BVI

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

PRC

The income tax provision consists of the following:

	Three months ended June		Six months ended June 30
	30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$7,842	$437,007	$176,307	$1,631,212
Deferred taxes	(554,514)	(197,567)	(749,980)	(311,254)
Income tax (benefit) expense	$(546,672)	$239,440	$(573,673)	$1,319,958

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONTINUED)

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC federal statutory tax rate	25%	25%	25%	25%
Computed expected income tax (benefit) expense	$(4,526,349)	$1,391,866	$(5,301,020)	$3,685,509
Tax concession	852,761	(1,125,843)	1,126,574	(2,025,888)
Tax effect of tax losses not recognized	875,393	71,564	1,308,258	80,594
Permanent differences	2,274,148	47,112	2,231,035	105,111
Non-deductible tax loss	52,965	(8,735)	115,652	(176,529)
Other differences	(75,590)	(136,524)	(54,172)	(348,839)
Income taxes	$(546,672)	$239,440	$(573,673)	$1,319,958

The significant components of deferred tax assets and deferred tax liabilities were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
	(Unaudited)	(Unaudited)
Fixed assets	$244,830	$(198,716)	$250,127	$(201,081)
Intangible assets	93,757	(1,086,808)	92,233	(1,164,599)
Inventory valuation	975,432	-	783,633	-
Allowance for doubtful accounts	2,197,286	-	1,706,184	-
Salary payable	43,403	-	43,102	-
Subsidy income	16,027	-	15,915	-
Long-term investments impairment	343,063	-	340,682	-
Loss carry-forwards	1,116,345	-	633,796	-
Gross deferred tax assets and liabilities	5,030,143	(1,285,524)	3,865,672	(1,365,680)

Valuation allowance	(1,116,346)	-	(633,796)	-

Total deferred tax assets and liabilities	$3,913,797	$(1,285,524)	$3,231,876	$(1,365,680)

The breakdown between current and long-term deferred tax assets and liabilities was as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31,
		2011
	(Unaudited)
Current deferred tax assets	$3,232,147	$2,548,834
Current deferred tax liabilities	-	-
Long-term deferred tax assets	681,650	683,042
Long-term deferred tax liabilities	(1,285,524)	(1,365,680)

Total net deferred tax assets	$2,628,273	$1,866,196

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. RESERVE AND DISTRIBUTION OF PROFIT

In accordance with relevant PRC regulations and the Articles of Association of our PRC subsidiaries, our PRC subsidiaries are required to allocate at least 10% of their annual after-tax profits determined in accordance with PRC statutory financial statements to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. As of June 30, 2012, the balance of general reserve is $14.49 million.

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

15. EQUITY

Repurchase of common shares

On September 16, 2011, the Company announced a $5 million share repurchase program. The amount, timing and extent of any repurchases was dependent on market conditions, the trading price of the Company’s common stock and other factors and it was subject to restrictions relating to volume, price and timing under applicable law, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

On March 15, 2012, the Company announced that its Board of Directors approved the termination of the share repurchase plan. At the same time, the Company chairman and CEO, Mr. Jiang Huai Lin, entered into a new $2 million purchase plan. Mr. Lin also agreed to purchase 1,084,895 shares in a private transaction outside the purchase plan at a purchase price per share of $1.20.

Before the termination of repurchase plan, during six months ended June 30, 2012, a net total of 223,604 shares of the Company’s common stock were repurchased in accordance with the program at a cost of $315,577.

16. CONSOLIDATED SEGMENT DATA

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

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information by segment is presented in the following tables for the three months and six months ended June 30, 2012 and 2011.

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues(1)
IT Segment	$6,466,928	$16,795,401	$16,716,253	$35,774,150
DT Segment	6,816,680	11,092,378	12,847,344	19,062,377
	$13,283,608	$27,887,779	$29,563,597	$54,836,527
(1)Revenues by operating segments exclude intercompany
transactions.
(Loss) income from operations:
IT Segment	$(4,810,958)	$4,114,335	$(5,754,993)	$11,545,112
DT Segment	(12,021,318)	1,458,313	(14,035,804)	3,135,133
Corporate and others (2)	(230,797)	(112,715)	(480,881)	(305,259)
(Loss) income from operations	(17,063,073)	5,459,933	(20,271,678)	14,374,986

Corporate other income (expenses), net	87,329	844,535	948,762	1,708,755
Corporate interest income	44,635	39,940	121,311	134,946
Corporate interest expense	(1,174,288)	(776,947)	(2,002,474)	(1,476,653)
(Loss) income before income tax	(18,105,397)	5,567,461	(21,204,079)	14,742,034

Income tax benefit (expense)	546,672	(239,440)	573,673	(1,319,958)
Net (loss) income	(17,558,725)	5,328,021	(20,630,406)	13,422,076

Net loss attributable to the non-controlling interest	707,311	273,666	919,194	401,944
Net (loss) income attributable to the Company	$(16,851,414)	$5,601,687	$(19,711,212)	$13,824,020

(2) Includes non-cash compensation, professional fees and consultancy fees for the Company. Total assets by segment as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Total assets:
IT Segment	$178,794,257	$205,623,157
DT Segment	172,678,824	155,559,917
Corporate and others	209,290	609,068
	$351,682,371	$361,792,142

17. COMMITMENTS AND CONTINGENCIES

iASPEC, Bocom, Zhongtian, and Geo lease offices, employee dormitories and factory space in Shenzhen, Guangzhou, Beijing Nanning and Chongqing in the PRC, under lease agreements that will expire on various dates through June 2013. For the three months ended June 30, 2012 and 2011, the rent expenses were approximately $ 101,500 and $110,500, respectively. For the six months ended June 30, 2012 and 2011, the rent expenses were approximately $210,900 and $229,300, respectively.

Future minimum lease payments under these lease agreements are as follows:

Remainder of 2012	$201,519
2013	191,825
2014	21,078
2015	4,391
Total	$418,813

On July 9, 2010, the Company entered into an agreement with the municipal government of Dongguan City, to purchase a land use right for a land of 101,764 square meters at a consideration of approximately $24.35 million (RMB 153.6 million) to be paid in cash in installments. As of June 30, 2012, the Company has paid deposits of approximately $19.01 million (RMB 119.96 million).

CHINA INFORMATION TECHNOLOGY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. As of June 30, 2012 and December 31, 2011, the allowance of doubtful accounts were approximately $12,067,000 and $9,373,000, respectively, which is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.

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

For the six months ended June 30, 2012 and 2011, no customer accounted for greater than 10% revenue.

At June 30, 2012, accounts receivables were due from 383 customers. Of these, no customer accounted for over 10% of the total accounts receivable. At June 30, 2011, accounts receivable were due from 331 customers and no customer accounted for over 10% of the total accounts receivable.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CNIT,” “we,” “us,” “our” and the “Company” are to the combined business of China Information Technology, Inc. and its consolidated subsidiaries, Bocom, CDTH, CITH, HPC, Huipu, ISS, ISSI, ISIID, IST, IST DG, IST HK, and iASPEC, to whose operations we succeeded on October 9, 2006 and which became our variable interest entity effective July 1, 2007, and its 52.54% majority-owned subsidiary, Geo and 81.65% majority-owned subsidiary, Zhongtian;
  “Bocom” are to Shenzhen Bocom Multimedia Display Technology Co., Ltd., a PRC company;
  “CDTH” are to CNIT Display Technology Holdings Limited, a British Virgin Islands company;
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
  “ISS” are to Information Security Software (China) Co., Ltd., a PRC company;
  “ISSI” are to Information Security Software Investment Limited, a Hong Kong company;
  “ISIID” are to Information Security International Investment and Development Limited, a Hong Kong company;
  “IST” are to Information Security Technology (China) Co., Ltd., a PRC company;
  “IST DG” are to Dongguan Information Security Technology (China) Co., Ltd., a PRC company;
  “IST HK ” are to Information Security Tech.(HK) Limited, a Hong Kong company;
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

We were founded in 1993 and are headquartered in Shenzhen, China. As of June 30, 2012, we had approximately 1,687 employees and 24 sales offices nationwide.

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

We generate revenues through the sale of our software and hardware products, through our fully integrated total solutions, and through the provision of related support services. A significant portion of our operations are conducted through iASPEC, our variable interest entity. iASPEC is a PRC domestic company owned by Mr. Jiang Huai Lin, our Chairman and Chief Executive Officer, who is a PRC citizen and resident. iASPEC is able to obtain governmental licenses that are restricted to PRC entities that have no foreign ownership. These licenses allow iASPEC to perform Police-use Geographic Information Systems, or PGIS, services for PRC governmental customers. Under our Amended and Restated Management Services Agreement among our subsidiary, IST, iASPEC and Mr. Lin, or the MSA, IST is entitled to receive 95% of the net received profit of iASPEC during the term of the agreement, less costs and expenses related to sales and operations, and accrued but uncollected accounts receivable. During the six months ended June 30, 2012, $15.05 million, or 50.91% of our revenue, was generated under this exclusive commercial arrangement with iASPEC.

Second Quarter Financial Performance Highlights

We experienced significant weakness in demand for our products and services during the three months ended June 30, 2012. The following are some financial highlights for the second quarter of 2012:

•	Revenue: Revenue decreased by $14.60 million, or 52.37%, to $13.28 million for the three months ended June 30, 2012, from $27.89 million for the same period in 2011.

•	Gross profit: Gross profit decreased by $9.05 million, or 75.88%, to $2.88 million for the three months ended June 30, 2012, from $11.92 million for the same period in 2011.

•

Income from operations: Income from operations decreased by $22.52 million, or 412.51%, to a loss of $17.06 million for the three months ended June 30, 2012, from an income of $5.46 million for the same period in 2011.

•

Net income attributable to the Company: Net income attributable to the Company was a loss of $16.85 million for the three months ended June 30, 2012, a decrease of $22.45 million, or -400.83%, from an income of $5.60 million for the same period in 2011.

•	Fully diluted net income per share: Fully diluted net income per share was a loss of $0.62 for the three months ended June 30, 2012, as compared to an income of $0.21 for the same period in 2011.

Business Segment Information

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Transfers and sales between reportable segments, if any, are recorded at cost.

In connection with the changes in our business portfolio and realignment of management, management conducted a review of our operating business segments during the second quarter of 2011. The review resulted in changing the segment reporting.

Our new segment reporting, which has been used for all periods presented, follows the organizational structure reflected in our internal management reporting systems, which are the basis for assessing the financial performance of the business segments and for allocating resources to the business segments.

We report financial and operating information in the following two segments:

(1)

IT segment: The IT segment includes revenues from products and services surrounding a variety of our software core competencies, currently primarily in Geographic Information Systems (“GIS”), Digital Public Security Technologies (“DPST”) and Digital Hospital Information Systems (“DHIS”). IT segment revenues are generated from the sales of software and system integration services, as well as hardware other than display products.

(2)

DT segment: The DT segment includes revenues from products and services surrounding our display technology core competencies, currently primarily in GIS, DPST, education, media, and consumer products. DT segment revenues are generated from sales of hardware and total solutions of hardware integrated with proprietary software and content, as well as services.

For more information regarding our operating segments, see Note 16 (Consolidated Segment Data) to our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		Three Months Ended		Period-Over-Period
	June 30, 2012		June 30, 2011		Increase (Decrease)
		%of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$13,283,608	100.00%	$27,887,779	100.00%	$(14,604,171)	-52.37%
Costs of revenue	10,408,205	78.35%	15,965,223	57.25%	(5,557,018)	-34.81%
Gross Profit	2,875,403	21.65%	11,922,556	42.75%	(9,047,153)	-75.88%
Administrative expenses	(8,881,630)	-66.86%	(3,375,472)	-12.10%	(5,506,158)	163.12%
Research and development expenses	(1,236,006)	-9.30%	(1,150,407)	-4.13%	(85,599)	7.44%
Selling expenses	(2,014,150)	-15.16%	(1,936,744)	-6.94%	(77,406)	4.00%
Impairment losses of goodwill	(7,806,690)	-58.77%	-	-	(7,806,690)	-
(Loss)/Income from operations	(17,063,073)	-128.45%	5,459,933	19.58%	(22,523,006)	-412.51%
Subsidy income	217,675	1.64%	87,064	0.31%	130,611	150.02%
Other income, net	(130,346)	-0.98%	757,471	2.72%	(887,817)	-117.21%
Interest income	44,635	0.34%	39,940	0.14%	4,695	11.76%
Interest expense	(1,174,288)	-8.84%	(776,947)	-2.79%	(397,341)	51.14%
(Loss)/Income before Income Taxes	(18,105,397)	-136.30%	5,567,461	19.96%	(23,672,858)	-425.20%
Income Tax Expense	546,672	4.12%	(239,440)	-0.86%	786,112	-328.31%
Net (Loss)/Income	(17,558,725)	-132.18%	5,328,021	19.11%	(22,886,746)	-429.55%
Less: Net Loss attributable to non-controlling interest	707,311	5.32%	273,666	0.98%	433,645	158.46%
Net (Loss)/Income Attributable to CNIT	$(16,851,414)	-126.86%	$5,601,687	20.09%	$(22,453,101)	-400.83%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the three months ended June 30, 2012, our revenue was $13.28 million, compared to $27.89 million for the three months ended June 30, 2011, a decrease of $14.60 million, or 52.37% . The decrease was primarily due to the difficult fiscal environment faced by many public sector clients as a result of the Chinese government’s implementation of macroeconomic tightening policies, which led to a slowdown in projects for our government customers, which traditionally have been our core customer base; and, secondarily due to our conscious effort to realign our business operations to create a better revenue mix between IT and DT segments and between government and non-government customers.

Product sales decreased by $4.66 million, or 41.95%, to $6.45 million for the three months ended June 30, 2012, as compared to $11.11 million in the same period of 2011. Product sales constituted 48.56% of total revenue during the three-month period ended June 30, 2012, as compared with 39.85% during the same period in 2011. The decrease in product sales primarily reflected 1) our efforts to transition our DT segment from the increasingly competitive and low-margin flat-screen TV market into the multi-functional and interactive display technology markets, which caused total product unit sales to fall, and 2) lower pricing of our traditional flat-screen TVs in the midst of increasing industry competition for LCD TV products.

Software sales decreased by $7.09 million, or 76.62%, to $2.16 million for the three months ended June 30, 2012, from $9.26 million for the same period in 2011. Software sales constituted 16.29% of our total revenue, which decreased from 33.19% during the same period in the prior year. The decrease was mainly due to the Chinese government’s continued austere fiscal policies and the curtailment of the massive government economic stimulus package, which led to a slowdown in software projects for our government customers. In addition, we instituted more stringent customer acceptance policies, which limited new projects to those with more solid credit credentials and long-term business prospects in light of the unfavorable government fiscal environment.

Sales of system integration services decreased by $2.91 million, or 40.77%, to $4.23 million for the three months ended June 30, 2012, from $7.14 million for the same period in 2011. The decrease was mainly the result of the relatively sluggish macro-economic growth in the second quarter of 2012 and a lack of new large system integration solutions engagement in connection with large projects comparable to the Shenzhen Summer Universiade, which was held in August 2011. As a percentage of revenue, system integration sales increased from 25.59% during the three months ended June 30, 2011 to 31.82% during the three months ended June 30, 2012.

Other revenue increased by $0.06 million, or 15.45%, from $0.38 million in the three months ended June 30, 2011 to $0.44 million in the same period of 2012. The increase was mainly due to increase in maintenance services during the current period.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by category:

	Three months Ended June 30, 2012				Three months Ended June 30, 2011
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
Product	$6,450,912	48.56%	$5,607,483	13.07%	$11,113,382	39.85%	$8,785,131	20.95%
Software	2,163,557	16.29%	1,470,318	32.04%	9,255,633	33.19%	2,137,286	76.91%
System integration	4,226,329	31.82%	3,115,447	26.28%	7,135,217	25.59%	4,971,036	30.33%
Others	442,810	3.33%	214,957	51.46%	383,547	1.38%	71,770	81.29%
Total	$13,283,608	100.00%	$10,408,205	21.65%	$27,887,779	100.00%	$15,965,223	42.75%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

	Three months Ended June 30, 2012				Three months Ended June 30, 2011
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT Segment	$6,466,928	48.68%	$4,586,129	29.08%	$16,795,401	60.22%	$7,188,041	57.20%
DT Segment	6,816,680	51.32%	5,822,076	14.59%	11,092,378	39.78%	8,777,182	20.87%
Total	$13,283,608	100.00%	$10,408,205	21.65%	$27,887,779	100.00%	$15,965,223	42.75%

Cost of revenue and gross profit. As indicated in the tables above, our cost of revenues decreased by $5.56 million, or 34.81%, to $10.41 million for the three months ended June 30, 2012, as compared with $15.97 million for the three months ended June 30, 2011. As a percentage of revenues, our cost of revenue increased to 78.35% during the three months ended June 30, 2012, from 57.25% in the same period of 2011. As a result, gross margin was 21.65% for the three months ended June 30, 2012, a decrease of 21.1 percentage points from 42.75% in the same period of 2011.

The decrease in gross profit margins, as displayed in the tables above, resulted from several factors. First, in the three months ended June 30, 2012, we continued our effort to increase our DT solutions as a percentage of total revenue. The percentage of DT revenue increased from 39.78% for the three months ended June 30, 2011 to 51.32% for the same period of 2012. The increase in contribution from DT revenue resulted in a decrease in gross profit margin for the three months ended June 30, 2012 as our DT solutions business has lower average gross margins than other segments of our business. Second, due to the Chinese government’s implementation of macroeconomic tightening policies, our government customers reduced software project orders. As a result, the percentage of software revenue decreased from 33.19% for the three months ended June 30, 2011 to 16.29% for the same period of 2012. The decrease in contribution from software revenues resulted in a decrease in gross profit margin for the three months ended June 30, 2012 as, on average, software projects have higher average gross margins than other segments of our business. Third, the gross margin of software revenues decreased from the same quarter last year mainly as a result of smaller-scale projects versus last year. Finally, the gross profit margin for our system integration business decreased from 30.33% for the three months ended June 30, 2011 to 26.28% for the same period of 2012, primarily due to the high profit margin of certain projects in the 2011 period. All of these factors resulted in a decrease in overall gross profit margin for the three months ended June 30, 2012.

Administrative expenses. Our administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by $5.51 million, or 163.12%, to $8.88 million for the three months ended June 30, 2012, from $3.38 million for the same period of 2011. Notable changes that resulted in increased administrative expenses were as follows. First, inventory write downs increased by $1.31 million and second, provision of accounts receivables increased by $1.92 million and third, depreciation and amortization expenses increased by $1.34 million. Our DT segment’s inventory was written down mainly for the following reasons: 1) the DT business’s transition from its traditional flat-screen display products to multi-functional interactive digital display technologies resulted in some electronic components in inventory becoming incompatible with, and thus not usable for, the new advanced DT products; and 2) traditional LCD TV market continued to face significant challenges as 3D-TV and OLED technology that is expected to replace LCD technology in the coming years, leading to the significant decline in market value of many flat-screen display products and components.

Research and development expenses. Our research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.09 million, or 7.44%, to $1.24 million for the three months ended June 30, 2012, from $1.15 million for the same period of 2011. As a percentage of revenue, research and development expenses accounted for approximately 9.30% of total revenue for the three months ended June 30, 2012, compared with 4.13% for the same period in 2011. Such increase was primarily due to efforts to develop new products as well as to improve the future profitability of existing products.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Our selling expenses increased by $0.08 million, or 4.00%, to $2.01 million for the three months ended June 30, 2012, from $1.94 million for the same period of 2011. This increase was due to our increasingly nationwide market expansion, which requires increased travel, promotional, and telecommunication expenses as well as increased total compensation to sales and marketing staff.

Subsidy income. For the three months ended June 30, 2012 and 2011, in connection with research and development activities in a designated locale, we received approximately $217,675 and $87,064, respectively, as a subsidy from the local governmental agency in China.

Impairment of goodwill. In light of the negative impact as a result of the falling economic growth, stringent macro policies, and declining industry trends especially in the traditional hardware display sector, we have tested our goodwill for impairment during the second quarter of 2012. After analyzing the various operations and reporting units, we came to the conclusion that a goodwill impairment loss is probable, and have consequently recognized a goodwill impairment loss of $7,806,690 based on our best estimation as of the date of this filing. Please see Item 6 of the Notes to the Condensed Consolidated Financial Statements for detailed discussion on goodwill.

Income tax expense. Income tax expense for the three months ended June 30, 2012 decreased by $0.79 million, from $0.24 million for the same period in 2011. The decrease was due to the net impact of following factors: a) income before taxes from PRC subsidiaries decreased $23.67 million, causing approximately $3.94 million of the decrease; b) offset by tax increase from tax effect generated from tax loss not recognized during the current period of approximately $0.80 million; c) offset by tax increase from tax effect generated from permanent difference during the current period of approximately $2.23 million.

Non-controlling interest. Non-controlling interest of $707,311 for the three months ended June 30, 2012 represents the loss of $201,669 fee retained by iASPEC under the MSA, loss of $449,545 from Geo to its 47.46% non-controlling interest, and loss of $56,097 from Zhongtian to its 21.79% non-controlling interest .

Net (loss) income attributable to the Company. As a result of the cumulative effect of the foregoing factors, the net loss was $16.85 million during the three months ended June 30, 2012, as compared to a net income $5.60 million for the same period in 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011
(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended		Six Months Ended		Period-Over-Period
	June 30, 2012		June 30, 2011		Increase (Decrease)
		%of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$29,563,597	100.00%	$54,836,527	100.00%	$(25,272,930)	-46.09%
Costs of revenue	20,906,512	70.72%	29,259,131	53.36%	(8,352,619)	-28.55%
Gross Profit	8,657,085	29.28%	25,577,396	46.64%	(16,920,311)	-66.15%
Administrative expenses	(14,530,262)	-49.15%	(5,879,779)	-10.72%	(8,650,483)	147.12%
Research and development expenses	(2,717,033)	-9.19%	(1,883,737)	-3.44%	(833,296)	44.24%
Selling expenses	(3,874,778)	-13.11%	(3,438,894)	-6.27%	(435,884)	12.68%
Impairment losses of goodwill	(7,806,690)	-26.41%	-	-	(7,806,690)	-
(Loss)/Income from operations	(20,271,678)	-68.57%	14,374,986	26.21%	(34,646,664)	-241.02%
Subsidy income	611,455	2.07%	117,504	0.21%	493,951	420.37%
Other income, net	337,307	1.14%	1,591,251	2.90%	(1,253,944)	-78.80%
Interest income	121,311	0.41%	134,946	0.25%	(13,635)	-10.10%
Interest expense	(2,002,474)	-6.77%	(1,476,653)	-2.69%	(525,821)	35.61%
(Loss)/Income before Income Taxes	(21,204,079)	-71.72%	14,742,034	26.88%	(35,946,113)	-243.83%
Income Tax Expense	573,673	1.94%	(1,319,958)	-2.41%	1,893,631	-143.46%
Net (Loss)/Income	(20,630,406)	-69.78%	13,422,076	24.48%	(34,052,482)	-253.71%
Less: Net Loss attributable to non-controlling interest	919,194	3.11%	401,944	0.73%	517,250	128.69%
Net (Loss)/Income Attributable to CNIT	$(19,711,212)	-66.67%	$13,824,020	25.21%	$(33,535,232)	-242.59%

Revenue. Our revenue is generated from the sales of our software and hardware products, our fully integrated total solutions, and the related after-sales services. For the six months ended June 30, 2012, our revenue was $29.56 million, compared to $54.84 million for the six months ended June 30, 2011, a decrease of $25.27 million, or 46.09% . The decrease was primarily due to the difficult fiscal environment faced by many public sector clients as a result of the Chinese government’s implementation of macroeconomic tightening policies, which led to a slowdown in projects for our government customers, which traditionally have been our core customer base; and, secondarily due to our conscious effort to realign our business operations to create a better revenue mix between IT and DT segments and government and non-governmental customers.

Product sales decreased by $6.63 million, or 34.69%, to $12.49 million for the six months ended June 30, 2012, as compared to $19.12 million in the same period of 2011. Product sales constituted 42.24% of total revenue during the six-month period ended June 30, 2012, as compared with 34.87% during the same period in 2011. The decrease in product sales primarily reflected 1) our efforts to transition our DT segment from the increasingly competitive and low-margin flat-screen TV market into the multi-functional and interactive display technology markets, which caused total product unit sales to fall, and 2) lower pricing of our traditional flat-screen TVs in the midst of increasing industry competition for LCD TV products.

Software sales decreased by $14.62 million, or 63.15%, to $8.53 million for the six months ended June 30, 2012, from $23.15 million for the same period in 2011. Software sales constituted 28.85% of our total revenue, which decreased from 42.21% during the same period in the prior year. The decrease was mainly due to the Chinese government’s continued austere fiscal policies and the curtailment of the massive government economic stimulus package, which led to a slowdown in software projects for our government customers. In addition, we instituted more stringent customer acceptance policies, which limited new projects to those with more solid credit credentials and long-term business prospects in light of the unfavorable government fiscal environment.

Sales of system integration services decreased by $4.25 million, or 35.28%, to $7.80 million for the six months ended June 30, 2012, from $12.06 million for the same period in 2011. As a percentage of revenue, system integration sales increased from 21.98% during the six months ended June 30, 2011 to 26.39% during the six months ended June 30, 2012. The decrease was mainly the result of the relatively sluggish macro-economic growth in the second quarter of 2012 and a lack of new large system integration solutions engagement in connection with large projects comparable to the Shenzhen Summer Universiade, which was held in August 2011.

Other revenue increased by $0.23 million, or 44.66%, from $0.51 million in the six months ended June 30, 2011 to $0.74 million in the same period of 2012. The increase was mainly due to increase in maintenance services during the current period.

The following table shows our revenue, percentage of revenue, cost of revenue and gross margin, by category:

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
Product	$12,488,401	42.24%	$10,326,890	17.31%	$19,120,375	34.87%	$14,595,154	23.67%
Software	8,529,987	28.85%	4,368,267	48.79%	23,147,158	42.21%	6,386,892	72.41%
System integration	7,802,706	26.39%	5,757,173	26.22%	12,055,717	21.98%	8,114,193	32.69%
Others	742,503	2.51%	454,182	38.83%	513,277	0.94%	162,892	68.26%
Total	$29,563,597	100.00%	$20,906,512	29.28%	$54,836,527	100.00%	$29,259,131	46.64%

A breakdown of revenue, percentage of revenue, cost of revenue and gross margin by segments is as follows:

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
		% of	Cost of	Gross		% of	Cost of	Gross
	Revenue	Revenue	Revenue	Margin	Revenue	Revenue	Revenue	Margin
IT Segment	$16,716,253	56.54%	$10,357,992	38.04%	$35,774,150	65.24%	$14,671,926	58.99%
DT Segment	12,847,344	43.46%	10,548,520	17.89%	19,062,377	34.76%	14,587,205	23.48%
Total	$29,563,597	100.00%	$20,906,512	29.28%	$54,836,527	100.00%	$29,259,131	46.64%

Cost of revenue and gross profit. As indicated in the tables above, our cost of revenues decreased by $8.35 million, or 28.55%, to $20.91 million for the six months ended June 30, 2012, as compared with $29.26 million for the six months ended June 30, 2011. As a percentage of revenues, our cost of revenue increased to 70.72% during the six months ended June 30, 2012, from 53.36% in the same period of 2011. As a result, gross margin was 29.28% for the six months ended June 30, 2012, a decrease of 17.36 percentage points from 46.64% in the same period of 2011.

The decrease in gross profit margins, as displayed in the tables above, resulted from several factors. First, in the six months ended June 30, 2012, we continued our effort to increase our DT solutions as a percentage of total revenue. The percentage of DT revenue increased from 34.76% for the six months ended June 30, 2011 to 43.46% for the same period of 2012. The increase in contribution from DT revenue resulted in a decrease in gross profit margin for the six months ended June 30, 2012 as our DT solutions business has lower average gross margins than other segments of our business. Second, due to the Chinese government’s implementation of macroeconomic tightening policies, our government customers reduced software project orders. As a result, the percentage of software revenue decreased from 42.21% for the six months ended June 30, 2011 to 28.85% for the same period of 2012. The decrease in contribution from software revenues resulted in a decrease in gross profit margin for the six months ended June 30, 2012 as, on average, software projects have higher average gross margins than other segments of our business. Third, the gross profit margin for our system integration business decreased from 32.69% for the six months ended June 30, 2011 to 26.22% for the same period of 2012, primarily due to the high profit margin of certain projects in the 2011 period. All of these factors resulted in a decrease in overall gross profit margin for the six months ended June 30, 2012.

Administrative expenses. Our administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our administrative expenses increased by $8.65 million, or 147.12%, to $14.53 million for the six months ended June 30, 2012, from $5.88 million for the same period of 2011. Notable changes that resulted in increased administrative expenses were as follows. First, inventory write downs increased by $3.12 million and second, provision of accounts receivables increased by $3.3 million, and the third, depreciation and amortization expenses increased by $1.44 million. Our DT segment’s inventory was written down mainly for the following reasons: 1) the DT business’s transition from its traditional flat-screen display products to multi-functional interactive digital display technologies resulted in some electronic components in inventory becoming incompatible with, and thus not usable for, the new advanced DT products; and 2) traditional LCD TV market continued to face significant challenges as 3D-TV and OLED technology that is expected to replace LCD technology in the coming years, leading to the significant decline in market value of many flat-screen display products and components.

Research and development expenses. Our research and development expenses consist primarily of personnel-related expenses, as well as costs associated with new software and hardware development and enhancement. Research and development expenses increased by $0.83 million, or 44.24%, to $2.72 million for the six months ended June 30, 2012, from $1.88 million for the same period of 2011. As a percentage of revenue, research and development expenses accounted for approximately 9.19% of total revenue for the six months ended June 30, 2012, compared with 3.44% for the same period in 2011. Such increase was primarily due to efforts to develop new products as well as to improve the future profitability of existing products.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales and after-sales traveling costs, and other sales-related costs. Our selling expenses increased by $0.44 million, or 12.68%, to $3.87 million for the six months ended June 30, 2012, from $3.44 million for the same period of 2011. This increase was due to our increasingly nationwide market expansion, which requires increased travel, promotional, and telecommunication expenses as well as increased total compensation to sales and marketing staff.

Subsidy income. For the six months ended June 30, 2012 and 2011, in connection with research and development activities in a designated locale, we received approximately $611,455 and $117,504, respectively, as a subsidy from the local governmental agency in China.

Impairment of goodwill. In light of the negative impact as a result of the falling economic growth, stringent macro policies, and declining industry trends especially in the traditional hardware display sector, we have tested our goodwill for impairment during the second quarter of 2012. After analyzing the various operations and reporting units, we came to the conclusion that a goodwill impairment loss is probable, and have consequently recognized a goodwill impairment loss of $7,806,690 based on our best estimation as of the date of this filing. Please see Item 6 of the Notes to the Condensed Consolidated Financial Statements for detailed discussion on goodwill.

Income tax expense. Income tax expense for the six months ended June 30, 2012 decreased by $1.89 million, from $1.32 million for the same period in 2011. The decrease was due to the net impact of following factors: a) income before taxes from PRC subsidiaries decreased $35.95 million, causing approximately $5.83 million of the decrease; b) offset by tax increase from tax effect generated from tax loss not recognized during the current period of approximately $1.23 million. c) offset by tax increase from tax effect generated from permanent difference during the current period of approximately $2.13 million.

Non-controlling interest. Non-controlling interest of $919,194 for the six months ended June 30, 2012 represents the loss of $234,159 fee retained by iASPEC under the MSA, loss of $684,604 from Geo to its 47.46% non-controlling interest, and loss of $431 from Zhongtian to its 21.79% non-controlling interest .

Net (loss) income attributable to the Company. As a result of the cumulative effect of the foregoing factors, the net loss was $19.71 million during the six months ended June 30, 2012, as compared to a net income $13.82 million for the same period in 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $7.38 million.

Our customers have historically been primarily public sector entities that use our products and services to improve the service quality and management level and efficiency of public security, traffic control, fire control, medical rescue, border control, surveying, mapping, and healthcare management. Over the past several years, especially during 2011 and 2010, we diversified our customer base beyond our historical geographic reach, and expanded our market and product offerings in the public and private sectors, through geographic expansion and the enhancement of our technical capabilities. Along with our expansion in the market, our customer base of accounts receivable increased from to 289 as of December 31, 2010, to 378 as of December 31, 2011 and to 383 as of June 30, 2012.

Due to the Chinese government’s implementation of macroeconomic tightening policies since the second quarter of 2011, government customers have slowed their payment of our accounts receivables. Historically, government customers generated over half of our revenues. The percentage of total accounts receivable attributable to government customers was 79% and 80% as of June 30, 2012 and December 31, 2011, respectively.

As the increase in our customer base and sales were primarily a result of an increase in non-public sector customers, the risk of recoverability increased compared with previous periods. Additionally, although we have had no significant experience of failure in the collection of accounts receivable from government customers, the recent slowdown in payments described above has caused us to view these customers’ risk of recoverability as having increased. In this regard, we further noted that turnover days of accounts receivable increased. The accounts receivable that were outstanding for longer than one year accounted for 69% of total accounts receivable as of June 30, 2012 and 52% of total accounts receivable as of December 31, 2011, and government customers accounted for 93% of all receivables outstanding for longer than one year as of June 30, 2012 compared to 91% as of December 31, 2011.

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

Management performs ongoing credit evaluations, and we maintain an allowance for potential credit losses based upon our loss history and our aging analysis. We estimated that the amount of probable credit losses in existing accounts receivable was equal to the allowance for doubtful accounts of $12.07 million as of June 30, 2012 and $9.37 million at December 31, 2011. The following table describes the movement in the allowance for doubtful accounts during the six months ended June 30, 2012:

Balance at January 1, 2012	$9,373,326
Increase in allowance for doubtful accounts	3,422,507
Amounts recovered during current period	(791,502)
Foreign exchange difference	62,191
Balance at June 30, 2012	$12,066,522

The following table summarizes the key cash flow components from our consolidated statements of cash flows for the periods indicated.

Cash Flows (Unaudited: All amounts in U.S. dollars)

	Six Months Ended June 30,
	2012	2011
Net cash (used in)/provided by operating activities	$(14,818,828)	$1,901,853
Net cash used in investing activities	(1,411,417)	(9,486,173)
Net cash (used in)/provided by financing activities	9,522,425	(1,161,374)
Effect of exchange rate changes on cash and cash equivalents	66,779	210,455
Net (decrease)/increase in cash and cash equivalents	(6,641,041)	(8,535,239)
Cash and cash equivalents at beginning of the period	14,019,634	18,166,857
Cash and cash equivalents at end of the period	$7,378,593	$9,631,618

Operating Activities

Net cash used in operating activities was $14.82 million for the six months ended June 30, 2012, a decrease from $1.9 million in net cash provided by operating activities for the same period of 2011. The decrease was primarily due to the business operational loss during the current period.

Investing Activities

Net cash used in investing activities was $1.41 million for the six months ended June 30, 2012, as compared to $9.49 million net cash used in investing activities for the same period of 2011. The decrease was primarily due to a $5.4 million deposit for software purchase during the period ended June 30, 2011 and a decrease of $2.71 million for purchase of property, plant and equipment costs.

Financing Activities

Net cash provided by financing activities was $9.52 million for the six months ended June 30, 2012, as compared to $1.16 million net cash used in financing activities during the same period of 2011. The change was mainly attributable to an increase in net borrowing of bank loans of $6.76million and an increase in net decrease of $3.96 million in restricted cash in relation to bank borrowings during the current period as compared to the prior period.

Loan Facilities

As of June 30, 2012 and December 31, 2011, our loan facilities were as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Secured short-term loans (1)	$47,653,436	$39,177,186
Unsecured short-term loan	1,585,000	-
Add: amounts due within one year under long-term loan contracts	629,951	1,806,271
Total short-term bank loans	$49,868,387	$40,983,457

Long-term bank loans

	June 30,	December 31,
	2012	2011
	(Unaudited)
Secured long-term loans	$721,857	$1,915,795
Less: Amounts due within one year under long-term loan contracts	(629,951)	(1,806,271)
Total long-term bank loans	$91,906	$109,524

The covenants or financial restrictions related to our outstanding debt obligations as of June 30, 2012 are as follows: (1) a certain subsidiary that is party to the loan should maintain a certain level of tangible assets; (2) the subsidiary should maintain a certain level of cash in its bank accounts; and (3) the subsidiary should inform the bank 30 days before any of the following events occurs (if the bank determines that such event will cause a material impact to the bank loan, the subsidiary may perform the event only upon receipt of the approval of the bank):

•	dispose material assets constituting over 10% of the total net assets by sale, bestowment, lending, transfer, mortgage, pledge or any other means;
•	profit distribution over 30% of the current year’s after tax profits, or over 20% of the total retained earnings; and
•	new investments by the subsidiary outside its current operations which constitute over 20% of its net assets.

As of June 30, 2012, we were in compliance with the above covenants.

Our short-term loan balances as of June 30, 2012 and December 31, 2011 were $49.87 million and $40.98 million, respectively. As a percentage of working capital, short-term bank loans accounted for approximately 90.01% and 66.21% as of June 30, 2012 and December 31, 2011, respectively.

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

Intercompany Transfers

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

The following table provides the amount of our statutory general reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
PRC general reserve	$14,488,533	$14,488,533
Restricted net assets and retained earnings related to covenants of existing bank loans	19,020,000	18,595,200
Total restricted net assets	$33,508,533	$33,083,733
Consolidated net assets	$212,378,182	$230,866,530
Restricted net assets as percentage of consolidated net assets	15.78%	14.33%

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

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2012:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$418,813	$201,519	$212,903	$4,391	$-
Purchase Obligations	5,336,746	5,336,746	-	-	-
Interest payable on long-term bank loans	29,299	9,841	13,343	6,115	-
Long-term bank loans	721,857	629,951	71,153	20,753	-
Total	$6,506,715	$6,178,057	$297,399	31,259	$-

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

In accordance with FASB ASC Topic 350, management reviews goodwill impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Due to the Chinese government’s implementation of its macroeconomic tightening policies, the Company’s revenue decreased significantly during the six months ended June 30, 2012. Although management views the slowdown of the Company’s growth due to the macro condition as temporary, a goodwill impairment test was performed as of June 30, 2012.

Management used the discounted cash flow method to estimate the fair value of its reporting units. During the first quarter of 2011, the Company redefined its reporting units to be the IT and DT operating segments. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, such as revenue growth rate, gross profit rate, and discount rate. The average revenue increase rate used in the cash flow models ranged from approximately 19% to 25% depending on the reporting unit over the initial five-year forecast period starting in 2013. This growth rate takes into consideration the actual results for the first six months of 2012 and the re-forecasted projections for the remainder of 2012, which results in a much lower base than utilizing the 2011 year to date actual results. The discount rate used in the cash flow models was approximately 10.35%, which was calculated by using weighted average cost of capital.

Based on the above calculation in the cash flow models, step one of the test results indicated that the carrying amount of the DT segment exceeded its fair value, and therefore management believes an impairment of goodwill is probable. Management is currently in the process of determining the implied fair value of goodwill for DT segment. Although the second step of the goodwill impairment test is not complete as of the date of this filing, since management believes a goodwill impairment loss is probable and can be reasonably estimated, the Company recognized a goodwill impairment loss of $7,806,690 based on its best estimation. Any adjustment to that estimated loss based on the completion of step two of the goodwill impairment test will be recognized in the third quarter of 2012.

In addition, we believe that our IT segment reporting unit, whose fair value exceeded its carrying value by only approximately 1.5% as of June 30, 2012, is at risk of failing step one of the goodwill impairment test in the future. During the six-month period ended June 30, 2012, the Company's IT segment has experienced negative year-over-year revenue growth which is believed to be due primarily to China's macro-economic austerity policy. Although management has confidence that the company will continue to develop its IT segment in the future, we intend to closely monitor any event or change in circumstances that could negatively affect the key assumptions relating to this reporting unit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2012 and December 31, 2011 was $0.1 million and $0.11 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2012 would decrease net income before income taxes by approximately $104,000, or less than 1% for the six months ended June 30, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $13.96 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2012. As of June 30, 2012, our accumulated other comprehensive income was 21.59 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jiang Huai Lin and our Chief Financial Officer, Mr. Daniel K. Lee, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Lin and Lee, determined that, as of June 30, 2012, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the second quarter of fiscal year 2012, our chairman and chief executive officer, Mr. Jiang Huai Lin, purchased shares of our common stock. Below is a table containing information about these purchases.

Approximate
			Total Number of	Dollar
			Shares Purchased	Value of Shares
			as	that
			Part of Publicly	May Yet Be
			Announced Plans	Purchased Under
	Total Number of	Average Price	or	the
Period	Shares Purchased(1)	Paid Per Share	Programs	Plans or Programs
April 1, 2012 to April 30, 2012	-	$-	-	$2,000,000
May 1, 2012 to May 31, 2012	-	$-	-	$2,000,000
June 1, 2012 to June 30, 2012	124,455	$$0.99	124,455	$1,877,200.25

(1) All purchases were effected pursuant to a Rule 10b5-1/Rule 10b-18 purchase plan adopted by Mr. Lin on March 12, 2012. The plan was announced on March 15, 2012. The plan provides for purchases of up to $2 million of the Company’s common stock by Mr. Lin. The plan will expire no later than November 24, 2012.

No repurchases by or on behalf of us or other purchases by affiliated purchasers of our common stock were made during the second quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2012	CHINA INFORMATION TECHNOLOGY, INC.

	By:	/s/ Jiang Huai Lin
Jiang Huai Lin, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel K. Lee
Daniel K. Lee, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).